Form 10-K
period 2018-12-28
Integer Holdings Corp
filed 2019-02-22
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________
FORM 10-K

_____________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 28, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the last sale price of $64.65, as reported on the New York Stock Exchange on that date: $2.1 billion. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent stockholders of the registrant have been excluded. This exclusion should not be deemed a determination or an admission that these individuals are, in fact, affiliates of the registrant.
Shares of common stock outstanding as of February 15, 2019: 32,516,677
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are specifically incorporated by reference into the indicated parts of this report:

Document	Part
Proxy Statement for the 2019 Annual Meeting of Stockholders	Part III, Item 10 “Directors, Executive Officers and Corporate Governance”

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accountant Fees and Services”

TABLE OF CONTENTS

	PART I	PAGE

Item 1.	Business.....................................................................................................................................................................	3

Item 1A.	Risk Factors...............................................................................................................................................................	14

Item 1B.	Unresolved Staff Comments......................................................................................................................................	23

Item 2.	Properties...................................................................................................................................................................	23

Item 3.	Legal Proceedings.....................................................................................................................................................	24

Item 4.	Mine Safety Disclosures............................................................................................................................................	24

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25

Item 6.	Selected Financial Data.............................................................................................................................................	26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations....................................	27

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk..................................................................................	47

Item 8.	Financial Statements and Supplementary Data.........................................................................................................	49

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...................................	94

Item 9A.	Controls and Procedures............................................................................................................................................	95

Item 9B.	Other Information......................................................................................................................................................	95

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance........................................................................................	96

Item 11.	Executive Compensation...........................................................................................................................................	96

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.................	96

Item 13.	Certain Relationships and Related Transactions, and Director Independence..........................................................	96

Item 14.	Principal Accountant Fees and Services....................................................................................................................	96

	PART IV

Item 15.	Exhibits and Financial Statement Schedules.............................................................................................................	97

Item 16.	Form 10-K Summary.................................................................................................................................................	100

	Signatures..................................................................................................................................................................	101

PART I

ITEM 1.    BUSINESS

OVERVIEW
Integer Holdings Corporation, headquartered in Plano, Texas, is among the world’s largest medical device outsource (“MDO”) manufacturing companies, serving the cardiac, neuromodulation, orthopedics, vascular, advanced surgical and portable medical market. We provide innovative, high quality medical technologies that enhance the lives of patients worldwide. In addition, we develop batteries for high-end niche applications in energy, military, and environmental markets. Our brands include GreatbatchTM Medical, Lake Region MedicalTM and ElectrochemTM. Our primary customers include large, multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries. When used in this report, the terms “Integer,” “we,” “us,” “our” and the “Company” mean Integer Holdings Corporation and its subsidiaries.
We organize our business into two reportable segments, Medical and Non-Medical, and derive our revenues from four principal product lines. The Medical segment includes the Cardio & Vascular, Cardiac & Neuromodulation and Advanced Surgical, Orthopedics & Portable Medical product lines and the Non-Medical segment is comprised of the Electrochem product line.
Our Acquisitions and Divestitures
On July 2, 2018, we completed the sale of the Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”) to Viant. As a result, we classified the results of operations of the AS&O Product Line as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the Consolidated Balance Sheet as of December 29, 2017. All results and information presented exclude the AS&O Product Line unless otherwise noted. Refer to Note 2 “Discontinued Operations and Divestiture” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about the divestiture.
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

MEDICAL SEGMENT
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
Peripheral Vascular, Neurovascular, Urology and Oncology. Our peripheral vascular, neurovascular, urology and oncology products are primarily focused on the design and manufacturing of devices used during the treatment of peripheral arterial disease, peripheral transcatheter embolization and occlusion, aortic aneurysm repair, arteriovenous malformations and endoscopic retrograde cholangiopancreatography. We design and manufacture guidewire and catheter components, subassemblies and completed devices for various applications.
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
The following are the principal products and services offered by our Cardiac & Neuromodulation product line:
Cardiac Rhythm Management. We provide a broad range of products and services to enable next generation CRM medical devices to address heart disease and heart rhythm disorders through such systems as: pacemakers, implantable cardiac defibrillators, cardiac resynchronization therapy devices, implantable cardiac monitors and other novel implantable devices. Our battery and capacitor technologies provide a reliable and safe power source for our customers’ CRM system, based on decades of research, development and manufacturing experience. As a leading supplier of low-polarization specialty-coated electrodes and lead components, we provide a full range of therapy delivery development and manufacturing solutions. We are also a leading supplier of medical stamped components, and shallow and deep draw casings and assemblies.
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
Advanced Surgical, Orthopedics & Portable Medical
The Advanced Surgical, Orthopedics & Portable Medical (“AS&O”) product line offers a broad range of products and services across the many businesses it serves. This product line includes sales to the acquirer of our AS&O Product Line, Viant. In partnership with customers, AS&O offers advanced development, engineering and program management, which provides us with an in-depth understanding of our customers’ market drivers and end-user needs.
The following are the principal products and services offered by our AS&O product line:
Portable Medical. Our comprehensive capabilities include expertise in a range of cell technologies. Today, our batteries power over 100 external medical devices. We provide complete mission critical batteries and other power solutions through the combined efforts of innovative research, product development, manufacturing and customer partnerships to advance the way healthcare is powered. Our offerings include state of the art customized rechargeable batteries and chargers and non-rechargeable batteries. We design and develop basic and “smart” chargers and docking stations of varying complexities to safely and reliably maximize the efficiency of the rechargeable batteries. We develop batteries, and the attendant chargers, for patient monitoring, portable defibrillators, and portable ultrasound, X-Ray machines, hearing devices and other devices. We collaborate with our customers on product development opportunities incorporating our power solutions into Class I, II or III medical devices.
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

Laparoscopic & General Surgery. Our laparoscopic & general surgery products include devices used primarily for minimally invasive procedures in the abdominal space, but may also be used in open or general surgery. Customers of our laparoscopy and general surgery products require energy-based devices and endomechanical devices that are efficient and reliable. Our products include, harmonic scalpels, radio frequency probes, and ophthalmic surgery devices.
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
NON-MEDICAL SEGMENT
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
OTHER FACTORS IMPACTING OUR OPERATIONS
Customers
Our products are designed to provide reliable, long-lasting solutions that meet the evolving requirements and needs of our customers. The nature and extent of our commercial relationships with each of our customers are different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices. Contracts with customers can include tiered pricing arrangements based on pre-determined volume levels, in which higher volume levels typically have lower pricing, or fixed annual price downs that are offered to customers in exchange for increased volume levels and/or longer contract terms.  Typically, our contracts specify minimum order quantities and lead times.  Revenue from contracts with customers is recognized based upon the transaction price and when performance obligations are satisfied and the customer has obtained control of the products, which typically occurs when title and risk of loss ownership transfers to the customer, primarily determined by shipping terms.  The transaction price is determined based on the unit price and the number of units ordered, less any rebates or other price concessions expected to be earned on those units, and is allocated to each performance obligation on a relative standalone selling price basis.

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
Our Medical customers include large multi-national medical device OEMs and their subsidiaries such as Abbott Laboratories, Biotronik, Boehringer Ingelheim, Boston Scientific, Cardinal Health, Johnson & Johnson, LivaNova, Medtronic, Nevro Corp., Philips Healthcare, Smith & Nephew, Stryker, Viant and Zimmer Biomet. During 2018, sales to Abbott Laboratories, Medtronic and Boston Scientific were each in excess of 10% of total sales and collectively accounted for 52% of our total sales. We believe that the diversification of our sales among the various subsidiaries and market segments with those three customers reduces our exposure to negative developments with any one customer. The loss of a significant amount of business from any of these three customers or a further consolidation of such customers could have a material adverse effect on our financial condition and results of operations, as further explained in Item 1A “Risk Factors” of this report.
Our Non-Medical customers include large multi-national OEMs and their subsidiaries serving the energy, military and environmental services markets such as Halliburton, Teledyne Technologies and Weatherford International.
Sales and Marketing
We sell our products directly to our customers. In 2018, approximately 57% of our products were sold in the U.S. Sales outside the U.S. are primarily to customers whose corporate offices are located and headquartered in the U.S. Information regarding our sales by geographic area is set forth in Note 17 “Segment and Geographic Information” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
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
Firm backlog orders at December 28, 2018 were approximately $268 million. The majority of the orders outstanding at December 28, 2018 are expected to be shipped within one year.
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
We expect to make future investments or acquisitions where we believe that we can stimulate the development of, or acquire, new technologies and products to further our strategic objectives, and strengthen our existing businesses. Our acquisition focus will be primarily directed at smaller “bolt-on” or adjacent acquisition opportunities that have a strategic fit with our existing core businesses, particularly opportunities that support our enterprise strategy and enhance the value proposition of our product offerings.
Research and Product Development
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

Patents and Proprietary Technology
Our policy is to protect our intellectual property rights related to our technologies and products, and we rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our rights. Where appropriate, we apply for U.S. and foreign patents. We also are a party to license agreements with third parties under which we have obtained, on varying terms, exclusive or non-exclusive rights to patents held by them. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license is material in relation to any segment of our business or to our business as a whole. As of December 28, 2018, we owned 695 U.S. and foreign patents and held licenses to an additional 270 U.S. and foreign patents.
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
Along with ISO 13485, the facilities producing finished medical devices are subject to oversight by Notified Bodies and extensive and rigorous regulation by numerous government bodies, including the U.S. Food and Drug Administration (“FDA”) and other international regulatory agencies and, in order to assure the conformance of devices and components of a worldwide basis. For these facilities, we maintain FDA registration and compliance with all applicable domestic and international regulations. Compliance with applicable regulatory requirements is subject to continual review and is monitored through periodic inspections by the FDA and other international regulatory bodies.
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
The FDA classifies medical devices based on the risks associated with the device. Devices are classified into one of three categories - Class I, Class II, or Class III. Class I devices are deemed to be low risk and are therefore subject to the least regulatory controls. Class II devices are higher risk devices than Class I and require greater regulatory controls, generally a
510(k) pre-market notification, to provide reasonable assurance of the device’s safety and effectiveness as well as substantial equivalence to a previously cleared device, as demonstrated by data. Class III devices are generally the highest risk devices and are therefore subject to the highest level of regulatory control, requiring a PMA by the FDA before they are marketed.
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
Conflict Minerals and Supply Chain
We are subject to Securities and Exchange Commission (“SEC”) rules adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning “conflict minerals” (generally tin, tantalum, tungsten and gold) and similar rules are being implemented by the EU. Certain of these conflict minerals are used in the manufacture of our products. These rules require us to investigate the source of any conflict minerals necessary to the production or functionality of our products. If any such conflict minerals originated in the Democratic Republic of the Congo or adjoining countries (the “DRC region”), we must undertake due diligence efforts to determine whether such minerals financed or benefited armed groups in the DRC region. Since our supply chain is complex, our ongoing compliance with these rules could affect the pricing, sourcing and availability of conflict minerals used in the manufacture of our products.
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
Employees
As of December 28, 2018, we employed approximately 8,250 persons, of whom approximately 3,650 are located in the U.S., 2,700 are located in Mexico, 1,300 are located in Europe, 300 are located in South America, and 250 are located in Asia. We also employ approximately 150 temporary employees worldwide to assist us with various projects and service functions and address peaks in staff requirements. We believe that we have a good relationship with our employees.
Seasonality
Our financial results have been, from time to time, subject to seasonal patterns. We cannot assure you that these patterns will continue.
Available Information
Our Internet address is www.integer.net. We also make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

EXECUTIVE OFFICERS OF THE COMPANY
Information concerning our executive officers is presented below as of February 22, 2019. The officers’ terms of office run from year to year until the first meeting of the Board of Directors occurring immediately following our Annual Meeting of Stockholders, and until their successors are elected and qualified, except in the case of earlier death, retirement, resignation or removal.
Joseph W. Dziedzic, age 50, is President and Chief Executive Officer of the Company and a member of our Board of Directors. He assumed that role on July 16, 2017 following his appointment as interim President & Chief Executive Officer on March 27, 2017. Mr. Dziedzic was the Executive Vice President and Chief Financial Officer of The Brink’s Company from 2009 to 2016, and prior to joining The Brink’s Company in 2009, he had a 20-year career with General Electric.
Jason K. Garland, age 45, is the Company’s Executive Vice President and Chief Financial Officer. Mr. Garland had served as Divisional Vice President & Chief Financial Officer, Global Sales, for Tiffany & Co. from October 2017 until joining the Company in October 2018, and had served as Divisional Vice President & Chief Financial Officer, Diamond & Jewelry Supply, for Tiffany & Co. from July 2015 to October 2017. From 1995 to 2015, Mr. Garland served in various financial and operational roles at General Electric, including as Chief Financial Officer, GE Industrial Solutions, from March 2010 to June 2015.
Jennifer M. Bolt, age 50, is President, Electrochem, and has served in that position since October 2015.  In November 2017, Ms. Bolt assumed leadership of the Portable Medical product line, and in February 2018, she assumed leadership for the Integer Manufacturing Excellence strategic imperative. From June 2013 to October 2015 she was Vice President, Supply Chain and Operational Excellence for Greatbatch.  Ms. Bolt held the position of Vice President, Operations for Electrochem from May 2012 to June 2013, and prior to that served as Director of Operations of our Raynham, MA facility from September 2007 to May 2012.  Ms. Bolt joined our Company in May 2005 as the Manufacturing Engineering Manager for our Alden, NY facility.  Prior to joining our Company, she served in a variety of engineering and operational roles at General Motors/Delphi and Eastman Kodak.
Joseph Flanagan, age 60, is Executive Vice President for Quality and Regulatory Affairs, a position he has held since October 2015. In February 2018, he assumed co-leadership for the Integer Business Process Excellence strategic imperative. From January 2012 until the Company’s acquisition of Lake Region Medical in October 2015, he was Vice President of Quality and Regulatory Affairs for Lake Region Medical.  Prior to joining Lake Region Medical, Mr. Flanagan served as Vice President of Quality and Regulatory Affairs for NP Medical from April 2008 until January 2012.
Antonio Gonzalez, age 45, is President, CRM & Neuromodulation, and has served in that office since October 2015.  Mr. Gonzalez is also the leader for the Integer Sales Force Excellence strategic imperative. From October 2014 to October 2015, he served as Vice President, Operations, Greatbatch Medical Mexico. Previously, Mr. Gonzalez served as Executive Director, Operations Mexico between November 2011 and October 2014, Director of Global Supply Chain from November 2007 to November 2011, Director of Strategic Projects from March 2006 to November 2007, and Supply Chain Manager for Greatbatch Tecnologías de Mexico from January 2005 to March 2006. Prior to joining our Company, he served in a variety of finance, operations, supply chain and customer management roles with Sanmina-SCI, BellSouth Telecommunications, HSBC and ING Bank.
Payman Khales, age 49, is President, Cardio & Vascular, and joined the company on February 20, 2018. Mr. Khales is also the leader for the Integer Market Focused Innovation strategic imperative. Prior to joining Integer, Mr. Khales was the President of the Environmental Technologies Segment at CECO Environmental Company from May 2014 through July 2017. Previously, he was employed by Ingersoll Rand Company where he held a variety of different roles in the United States and Canada, including Vice President Product Management for the global Power Tools division from January 2012 through April 2014, and Vice President Strategic Accounts & Channels from February 2010 through December 2011.
Timothy G. McEvoy, age 61, is Senior Vice President, General Counsel & Secretary, and has served in that office since joining our Company in February 2007. From 1992 until January 2007, he was employed in a variety of legal roles by Manufacturers and Traders Trust Company.
Michael L. Spencer, age 49, is Senior Vice President and Chief Ethics & Compliance Officer.  Prior to joining the Company in October 2015, Mr. Spencer was Chief Ethics and Compliance Officer of Orthofix Inc. where he had served since August of 2013.  Prior to that, between 2001 and 2013, he served as Ethics and Compliance Officer for the Smith and Nephew Advanced Surgical Division.
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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
Some of the statements contained in this annual report on Form 10-K and other written and oral statements made from time to time by us are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations, and these statements are subject to known and unknown risks, uncertainties and assumptions. Forward-looking statements include statements relating to:

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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: our high level of indebtedness, our inability to pay principal and interest on this high level of outstanding indebtedness or to remain in compliance with financial and other covenants under our senior secured credit facilities, and the risk that this high level of indebtedness limits our ability to invest in our business and overall financial flexibility; our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost savings and consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; product field actions or recalls; our inability to successfully consummate and integrate acquisitions and to realize synergies and to operate these acquired businesses, in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products; the timing, progress and ultimate success of pending regulatory actions and approvals; our inability to obtain licenses to key technology; regulatory changes, including health care reform, or consolidation in the healthcare industry; global economic factors, including currency exchange rates and interest rates; the resolution of various legal actions brought against the Company; enactment related and ongoing impacts related to the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”), including the Global Intangible Low-Taxed Income (“GILTI”) tax; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of this report.

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
In 2018, our top three customers collectively accounted for approximately 52% of our revenues. Our supply agreements with these customers may not be renewed. Furthermore, many of our supply agreements do not contain minimum purchase level requirements and therefore there is no guaranteed source of revenue that we can depend upon under these agreements. The loss of any large customer, a reduction of business with that customer, or a delay or failure by that customer to make payments due to us, would harm our business, financial condition and results of operations.
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
The markets for our products have been changing in recent years. If the markets for our products do not grow as forecasted by industry experts, our revenues could be less than expected. Furthermore, it is difficult to predict the rate at which the markets for our products will grow or if new and increased competition will result in market saturation. Slower growth in the cardiac, neuromodulation, cardio and vascular, environmental, military or energy markets in particular would negatively impact our revenues. In addition, we face the risk that our products will lose widespread market acceptance. Our customers may not continue to utilize the products we offer and a market may not develop for our future products.
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
At December 28, 2018, we had $1.6 billion of goodwill and other intangible assets, representing 71% of our total assets. These intangible assets consist primarily of goodwill, trademarks, tradenames, customer lists and patented technology arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested annually or upon the occurrence of certain events that indicate that the assets may be impaired. Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events that indicate that the assets may be impaired. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, this significant amount of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. In the event of such a charge to earnings, the market price of our common stock could be negatively affected. In addition, intangible assets with definite lives, which represent $722.1 million of our net intangible assets at December 28, 2018, will continue to be amortized. These expenses will continue to reduce our future earnings or increase our future losses.
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
Any litigation or other challenges regarding our patents or other intellectual property could be costly and time consuming and could divert the attention of our management and key personnel from our business operations. The complexity of the technology involved in producing our products and the uncertainty of intellectual property litigation increases these risks. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be made subject to significant damages or injunctions against development and sale of our products.
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
At December 28, 2018,we had $942 million in principal amount of debt outstanding. As of December 28, 2018, our debt service obligations, comprised of principal and interest, during the 2019 fiscal year ending January 3, 2020 are estimated to be approximately $86 million. The outstanding indebtedness and the terms and covenants of the agreements under which this debt was incurred, could, among other things:

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
One facet of our growth strategy is to make acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional products to our existing customers and to expand our business into related markets. Our continued growth may depend on our ability to successfully identify and acquire companies that complement or enhance our existing business on acceptable terms. We may not be able to identify or complete future acquisitions. In addition, we will need to comply with the terms of our Senior Secured Credit Facility. In connection with pursuing this growth strategy, some of the risks that we may encounter include expenses associated with and difficulties in identifying potential targets, the costs associated with unsuccessful acquisitions, and higher prices for acquired companies because of competition for attractive acquisition targets.
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

Successful integration and anticipated benefits of acquisitions cannot be assured and integration matters could divert attention of management away from operations.
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
Interruptions of our manufacturing operations could delay production and negatively affect our operations.
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

We have a complex tax profile due to the global nature of our operations and may experience significant variability in our quarterly and annual effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities, and changes in tax rates.
Our global operations encompass multiple taxing jurisdictions. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties, changes in tax laws and rates, and the extent to which we are able to realize net operating loss and other carryforwards included in deferred tax assets and avoid potential adverse outcomes included in deferred tax liabilities, among other matters, may significantly affect our effective income tax rate in the future.
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
In the ordinary course of business, our operations are, and in the future are expected to continue to be, dependent on digital technologies and information technology systems. We use these technologies and systems for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. The security of this information and these systems are important to our operations and business strategy. Digital technologies and systems have been, and in the future are expected to continue to be, subject to the risk of cyber-attacks. Despite our security measures, our information technology systems and infrastructure may be vulnerable to cyber-attacks by hackers or malware, or breached due to associate error, malfeasance or other disruptions. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage infrastructure and systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. If our systems for protecting against cybersecurity risks prove insufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. In addition, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed or stolen. These risks could harm our reputation and brand, and our relationships with customers, suppliers, employees and other third parties, and may result in claims or proceeding against us. In certain circumstances, we may rely on third party vendors to process, store and transmit data for our business whose operations are subject to similar risks. These risks could have a material adverse effect on our business, financial condition and results of operations. While we maintain cyber-liability insurance, our insurance may not be sufficient to cover us against all losses that could potentially result from a breach of our systems or loss of sensitive data.

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
Our sales outside the U.S., which accounted for 43% of sales for 2018, and our operations in Europe, Asia, Mexico and South America are and will continue to be subject to a number of risks and potential costs, including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal executive office and headquarters is located in Plano, Texas, in a leased facility. As of December 28, 2018, we operated 18 facilities in the U.S., three in Europe, three in Mexico, one in South America, and two in Southeast Asia. Of these facilities, 19 were leased and 8 were owned. We occupy approximately 1.7 million square feet of manufacturing and RD&E space worldwide. We believe the facilities we operate and their equipment are effectively utilized, well maintained, generally are in good condition, and will be able to accommodate our capacity needs to meet current levels of demand. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities or dispose of existing facilities.

ITEM 3.    LEGAL PROCEEDINGS

In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. Two juries in the United States District Court for the District of Delaware have returned verdicts finding that AVX infringed three of the Company’s patents and awarded the Company $37.5 million in damages. In March 2018, the U.S. District Court for the District of Delaware vacated the original damage award and ordered a retrial on damages. In the January 2019 retrial on damages, the jury awarded the Company $22.2 million in damages. The finding is subject to post-trial proceedings.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock. The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ITGR.”
Stockholders. According to the records of our transfer agent, there were approximately 100 holders of record of our common stock on February 15, 2019. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends. We have not paid cash dividends and do not anticipate paying any cash dividends in the foreseeable future.
PERFORMANCE GRAPH
The following graph compares, for the five year period ended December 28, 2018, the cumulative total stockholder return for Integer Holdings Corporation, the S&P SmallCap 600 Index, and the Hemscott Peer Group Index. The Hemscott Peer Group Index includes approximately 110 comparable companies included in the Hemscott Industry Group 520 Medical Instruments & Supplies and 521 Medical Appliances & Equipment. The graph assumes that $100 was invested on January 3, 2014 and assumes reinvestment of dividends. No adjustments have been made for the value provided to shareholders for spin-offs, including the spin-off of Nuvectra by the Company in March 2016. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

Company/Index	01/03/14	01/02/15	01/01/16	12/30/16	12/29/17	12/28/18

Integer Holdings Corporation	$100.00	$111.10	$119.86	$79.12	$121.70	$204.26
S&P Smallcap 600	100.00	105.76	103.67	131.20	148.56	135.96
Hemscott Peer Group Index	100.00	120.38	128.36	136.03	178.54	199.50

ITEM 6.    SELECTED FINANCIAL DATA

Five-Year Summary Financial Data
(in thousands, except per share amounts)
This data should be read along with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” appearing elsewhere in this report. Operating results for the 2014 though 2017 fiscal years were retrospectively revised from previously reported amounts to reclassify the operations for the AS&O Product Line as discontinued operations.

	2018(1)(2)	2017(1)(2)(3)	2016(1)(2)	2015(1)(2)	2014(1)(2)
Summary of Operations for the Fiscal Year:
Sales	$1,215,012	$1,136,080	$1,075,502	$638,995	$547,937
Income (loss) from continuing operations	47,033	87,087	24,878	(3,176)	46,980
Income (loss) from discontinued operations	120,931	(20,408)	(18,917)	(4,418)	5,778
Net income (loss)	167,964	66,679	5,961	(7,594)	55,458

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.46	$2.77	$0.81	$(0.12)	$2.00
Income (loss) from discontinued operations	3.76	(0.65)	(0.61)	(0.17)	0.23
Basic earnings (loss) per share	5.23	2.12	0.19	(0.29)	2.23

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.44	$2.72	$0.80	$(0.12)	$1.91
Income (loss) from discontinued operations	3.71	(0.64)	(0.61)	(0.17)	0.22
Diluted earnings (loss) per share	5.15	2.08	0.19	(0.29)	2.14

Financial Position at Year End:
Working capital	$251,680	$322,906	$332,087	$360,764	$242,022
Total assets	2,326,681	2,848,345	2,832,543	2,982,136	955,122
Long-term obligations	1,101,618	1,745,961	1,922,084	1,917,671	233,099

__________

(1)
From 2014 to 2018, we recorded material charges in Other Operating Expenses (“OOE”), primarily related to our cost savings and consolidation initiatives and our acquisitions. Additional information is set forth in Note 11 “Other Operating Expenses” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(2)
In 2015 and 2014, we acquired LRM and Centro de Construcción de Cardioestimuladores del Uruguay, respectively. In 2016, we spun-off a portion of our former QiG segment, which is now an independent, publicly traded company known as Nuvectra. This data includes the results of operations of these acquired companies subsequent to their acquisition and does not include the result of operations of Nuvectra subsequent to the Spin-off.

(3)	In the fourth quarter of 2017, we recognized a net benefit of $39.4 million as a result of the Tax Reform Act.

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
Our Business

•	Our business

•	Discontinued operations and divestiture

•	Use of non-GAAP financial information

•	Strategic overview

•	Financial overview
Our Financial Results

•	Fiscal 2018 compared with fiscal 2017

•	Fiscal 2017 compared with fiscal 2016

•	Liquidity and capital resources

•	Off-balance sheet arrangements

•	Contractual obligations

•	Impact of recently issued accounting standards
Critical Accounting Estimates

•	Inventories

•	Valuation of goodwill, intangible and other long-lived assets

•	Income taxes
We utilize a fifty-two or fifty-three week fiscal year ending on the Friday nearest December 31. Fiscal years 2018, 2017 and 2016 each consisted of fifty-two weeks and ended on December 28, 2018, December 29, 2017 and December 30, 2016, respectively.
The results of operations of the AS&O Product Line have been classified as discontinued operations for all periods presented. Prior period amounts have been reclassified to conform to the continuing operations reporting presentation. All results and information presented exclude the AS&O Product Line unless otherwise noted.
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
We organize our business into two reportable segments, Medical and Non-Medical, and derive our revenues from four principle product lines. The Medical segment includes the Cardio & Vascular, Cardiac & Neuromodulation and Advanced Surgical, Orthopedics & Portable Medical product lines and the Non-Medical segment is comprised of the Electrochem product line. For more information on our segments, please refer to Note 17 “Segment and Geographic Information” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Discontinued Operations and Divestiture
On July 2, 2018, we completed the sale of the AS&O Product Line for net cash proceeds of approximately $581 million, resulting in a pre-tax gain of approximately $195 million. In connection with the sale, the parties executed a transition services agreement whereby we will provide certain corporate services (including accounting, payroll, and information technology services) to Viant for a period of up to one year from the date of the closing to facilitate an orderly transfer of business operations. Viant will pay us for these services, with such payments varying in amount and length of time as specified in the transition services agreement. In addition, the parties executed long-term supply agreements under which the parties have agreed to supply the other with certain products at prices specified in the agreements for a term of three years.
Refer to Note 2 “Discontinued Operations and Divestitures” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about the divestiture of the AS&O Product Line.
Strategic Overview
During 2017 we undertook a thorough strategic review of our customers, competitors and markets. As a result of this review, during the fourth quarter of 2017, we began to take steps to better align our resources in order to invest to grow, protect, preserve and to enhance the profitability of our portfolio of products. In addition to our portfolio strategy, we have launched the execution of six key operational strategic imperatives designed to drive excellence in everything we do:  (1) Sales Force Excellence, (2) Market Focused Innovation, (3) Manufacturing Process Excellence, (4) Business Process Excellence, (5) Performance Excellence, and (6) Leadership Capability.

•
Sales Force Excellence: We're changing the organization structure to match product line growth strategies and customer needs. This change is about getting more out of the capability we already have, and will increase individual accountability and clarity of ownership.

•
Market Focused Innovation: We're ensuring we get the most return on our Research & Development (R&D) investments. Integer is currently focusing on getting a clearer picture of how we spend our money and ensuring we're spending it in the right places so we can increase investments to drive future growth.

•
Manufacturing Process Excellence: The goal is to deliver world-class operational performance in the areas of safety, quality, delivery and overall efficiency. We want to transition our manufacturing into a competitive advantage through a single, enterprise-wide manufacturing structure known as the Integer Production System (IPS). This system will provide standardized systems and processes by leveraging best practices and applying them across all our global sites.

•	Business Process Excellence: Integer is taking a systematic approach to driving excellence in everything we do by standardizing, optimizing and ultimately sustaining all of our processes.

•
Performance Excellence: We're raising the bar on associate performance to maximize our impact. This includes aligning key roles with critical capabilities, positioning the best talent against the biggest work, and putting tools and processes in place to provide higher financial rewards for top performers, so you can see increased results in pay for increased results in your performance.

•
Leadership Capability: We have a robust plan to make leadership a competitive advantage for Integer. And since the success rate is higher with internal hires, we're focusing on finding and developing leaders from within the company to build critical capabilities for future success.

We believe Integer is well-positioned within the medical technology and MDO manufacturing market and that there is a robust pipeline of opportunities to pursue. We have expanded our medical device capabilities and are excited about opportunities to partner with customers to drive innovation. We believe we have the scale and global presence, supported by world-class manufacturing and quality capabilities, to capture these opportunities. We are confident in our capabilities as one of the largest MDO manufacturers, with a long history of successfully integrating companies, driving down costs and growing revenues over the long-term. Ultimately, our strategic vision is to drive shareholder value by enhancing the lives of patients worldwide by being our customers’ partner of choice for innovative technologies and services.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Financial Overview
Fiscal 2018 Compared with Fiscal 2017
Income from continuing operations for 2018 was $47.0 million or $1.44 per diluted share compared to $87.1 million or $2.72 per diluted share for 2017. These variances are primarily the result of the following:

•
Sales from continuing operations for 2018 increased 7% primarily driven by market growth and new business wins. During 2018, price concessions given to our larger OEM customers in return for long-term volume commitments lowered sales by approximately $15 million in comparison to 2017. In comparison to the prior year, foreign currency exchange rates increased sales by $1.9 million for 2018.

•	Gross profit for 2018 increased $8.7 million primarily due to the increase in sales from continuing operations discussed above, partially offset by higher incentive compensation ($5.1 million) costs.

•
Operating expenses for 2018 were lower by $21.3 million compared to 2017, due to a decrease in other operating expenses ($20.4 million) attributable to the completion of spending on integration activities partially offset by higher incentive compensation ($6.0 million).

•
Interest expense for 2018 increased by $35.3 million primarily due to extinguishment of debt charges related to the repayment of indebtedness in connection with the divestiture of the AS&O Product Line. Debt extinguishment expenses included in interest expense for 2018 were higher by $39.2 million compared to 2017.

•	Net gains on equity investments, which are unpredictable in nature, increased income by $5.6 million in 2018 compared to losses of $1.6 million during 2017.

•	Other loss, net for 2018 was $0.8 million compared to $10.9 million during 2017, primarily due to the non-recurrence of a non-cash foreign currency charge in the prior year on inter-company loans.

•
We recorded an income tax provision of $14.1 million for 2018, compared to a benefit of $37.8 million for 2017. The 2017 amount included a tax benefit of $39.4 million related to the Tax Reform Act that was recorded in the fourth quarter of 2017. Refer to Note 12 “Income Taxes” of the Notes to Consolidated Financial Statements contained in Item 1 of this report and the “Provision for Income Taxes” section of this Item for additional information.

Fiscal 2017 Compared with Fiscal 2016
Income from continuing operations for 2017 was $87.1 million or $2.72 per diluted share compared to $24.9 million or $0.80 per diluted share for 2016. These variances are primarily the result of the following:

•
Sales from continuing operations for 2017 increased 6% primarily driven by market growth, new business wins, and lower comparables versus 2016 in our Cardio & Vascular and Non-Medical product lines. These increases were partially offset by price concessions given to our larger OEM customers in return for long-term volume commitments.

•	Gross profit for 2017 increased $16.3 million primarily due to the increase in sales discussed above, as well as production efficiencies.

•
Operating expenses for 2017 were lower by $16.4 million primarily due to the results of Nuvectra not being included after the Spin-off ($4.7 million), and lower other operating expenses attributable to reduced spending on integration and consolidation initiatives.

•
Interest expense for 2017 declined $4.4 million primarily due to the amendment of our Term Loan B Facility in 2017, which lowered the interest rate paid on that debt by 100 basis points, as well as scheduled and accelerated debt repayments during 2017. These reductions were partially offset by the accelerated write-off of deferred fees and original issue discount of $3.5 million due to the accelerated pay down of debt during 2017, as well as the increase in LIBOR during 2017.

•	Net gains on equity investments, which are unpredictable in nature, were by $1.6 million and $0.8 million during 2017 and 2016, respectively.

•
Other (income) loss, net for 2017 was a loss of $10.9 million in 2017 versus a gain of $4.4 million in 2016, due to higher foreign currency exchange rate losses driven by the remeasurement of intercompany loans as a result of the weakening of the U.S. dollar relative to the Euro during 2017, which are primarily non-cash in nature.

•
We recorded an income tax benefit of $37.8 million in 2017 compared to an income tax provision of $3.3 million in 2016. As a result of the Tax Reform Act, we recognized a $39.4 million net income tax benefit in the fourth quarter of 2017, primarily related to the revaluation of our net deferred tax liabilities, but partially offset by a one-time mandatory tax on the repatriation of undistributed foreign subsidiary earnings and profits.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Use of Non-GAAP Financial Information
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our earnings releases and investor presentations adjusted pre-tax income, adjusted income, adjusted earnings per diluted share (“EPS”), earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and adjusted EBITDA, all from continuing operations.
Adjusted pre-tax income, adjusted income and adjusted diluted EPS from continuing operations consist of GAAP amounts adjusted for the following to the extent occurring during the period: (i) acquisition and integration related charges and expenses, (ii) amortization of intangible assets, (iii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iv) asset write-down and disposition charges, (v) charges in connection with corporate realignments or a reduction in force, (vi) certain litigation expenses, charges and gains, (vii) unusual or infrequently occurring items, (viii) gain/loss on equity investments, (ix) extinguishment of debt charges, (x) the net impact of long-term supply agreements (“LSAs”) between the Company and Viant, (xi) the income tax (benefit) related to these adjustments (not for adjusted pre-tax income) and (xii) certain tax items that are outside the normal provision for the period (not for adjusted pre-tax income). Adjusted diluted EPS is calculated by dividing adjusted income from continuing operations by diluted weighted average shares outstanding.
Adjusted EBITDA from continuing operations consists of GAAP income from continuing operations plus (i) the same adjustments as listed above except for items (ix) and (xii), (ii) GAAP stock-based compensation, interest expense, and depreciation, and (iii) GAAP provision (benefit) for income taxes.
We believe that the presentation of adjusted income, adjusted diluted earnings per share, EBITDA, and adjusted EBITDA, all from continuing operations, provides important supplemental information to management and investors seeking to understand the financial and business trends relating to our financial condition and results of operations, including compliance with our bank covenant calculations.
A reconciliation of GAAP net income and diluted EPS to GAAP income from continuing operations and GAAP diluted EPS from continuing operations for 2018, 2017 and 2016 is as follows (in thousands, except per share amounts):

	2018			2017			2016
	Pre-Tax	Net of Tax	Per Diluted Share	Pre-Tax	Net of Tax	Per Diluted Share	Pre-Tax	Net of Tax	Per Diluted Share
As reported (GAAP)	$249,429	$167,964	$5.15	$21,827	$66,679	$2.08	$1,185	$5,961	$0.19
Less: Income (loss) from discontinued operations	188,313	120,931	3.71	(27,432)	(20,408)	(0.64)	(26,980)	(18,917)	(0.61)
Income from continuing operations	$61,116	$47,033	$1.44	$49,259	$87,087	$2.72	$28,165	$24,878	$0.80

MANAGEMENT’S DISCUSSION AND ANALYSIS

A reconciliation of GAAP income from continuing operations and diluted EPS to adjusted amounts for 2018, 2017 and 2016 is as follows (in thousands, except per share amounts):

	2018			2017			2016
	Pre-Tax	Net of Tax	Per Diluted Share	Pre-Tax	Net of Tax	Per Diluted Share	Pre-Tax	Net of Tax	Per Diluted Share
As reported (GAAP)	$61,116	$47,033	1.44	$49,259	$87,087	$2.72	$28,165	$24,878	0.80
Adjustments:
Amortization (excluding OOE)(a)	40,946	32,338	0.99	40,568	28,322	0.88	35,470	25,080	0.80
IP related litigation (SG&A)(a)(b)	2,820	2,228	0.07	4,375	2,844	0.09	3,040	1,976	0.06
Other operating expenses(c)	16,065	12,495	0.38	36,438	25,789	0.80	60,413	44,850	1.44
(Gain) loss on equity investments, net(a)	(5,623)	(4,442)	(0.14)	1,565	1,017	0.03	833	541	0.02
Loss on extinguishment of debt(a)(d)	42,674	33,712	1.03	3,524	2,291	0.07	—	—	—
LSA and other non-recurring adjustments(a)(e)	(5,322)	(4,204)	(0.13)	(12,972)	(8,431)	(0.26)	(10,858)	(7,058)	(0.23)
Tax adjustments(f)	—	5,231	0.16	—	(39,806)	(1.24)	—	(154)	—
Nuvectra results(a)(g)	—	—	—	—	—	—	4,037	2,624	0.08
Adjusted income from continuing operations (Non-GAAP)	$152,676	$124,391	$3.80	$122,757	$99,113	$3.09	$121,100	$92,737	$2.97
Diluted weighted average shares for adjusted EPS(h)		32,768			32,056			31,222
__________

(a)
The difference between pre-tax and income (loss) amounts is the estimated tax impact related to the respective adjustment. Income (loss) amounts are computed using a 21% U.S. tax rate (35% U.S. tax rate for 2016 and 2017), and the statutory tax rates in Mexico, Netherlands, Uruguay, Ireland and Switzerland, as adjusted for the existence of net operating losses (“NOLs”). Amortization of intangibles and OOE expense have also been adjusted to reflect the estimated impact relating to our disallowed deduction of the GILTI tax, as described in footnote (f) below. Expenses that are not deductible for tax purposes (i.e. permanent tax differences) are added back at 100%.

(b)
In 2013, we filed suit against AVX Corporation alleging they were infringing our intellectual property. Given the complexity and significant costs incurred pursuing this litigation, we are excluding these litigation expenses from adjusted amounts. This matter proceeded to trial during the first quarter of 2016 and again in the third quarter of 2017 that resulted in a jury awarding damages in the amount of $37.5 million.  In March 2018, the court vacated that damage award and ordered a new trial on damages. In the January 2019 retrial on damages, the jury awarded damages in the amount of $22.2 million. That finding is subject to post-trial proceedings. To date, no gains have been recognized in connection with this litigation.

(c)
Represents expenses related to various initiatives which were undertaken to improve our operational efficiencies and profitability, integrate acquisitions and increase manufacturing capacity to accommodate growth. Refer to Note 11 “Other Operating Expenses” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for further details on these initiatives.

(d)
Represents debt extinguishment charges in connection with pre-payments made on our Term B Loan Facility, which are included in interest expense. In addition, 2018 includes a “make-whole” premium of $31.3 million, paid as a result of redeeming our 9.125% senior notes due on November 1, 2023 (the “Senior Notes”) in July 2018.

(e)
LSA and other non-recurring adjustments primarily reflect the net impact on prior periods of the LSAs entered into as of the closing of the divestiture of the AS&O Product Lines. These LSAs govern the sale of products supplied by Viant to us for further resale to customers and by us to Viant for further resale to customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(f)
Tax adjustments for 2018 primarily includes the estimated impact relating to our disallowed deduction of the GILTI tax, as mandated by the Tax Reform Act. This disallowed deduction of the GILTI tax (approximately 50% of the total GILTI tax) is due to our utilization of U.S. NOLs, and will be eliminated once our U.S. NOLs are fully utilized, which is expected to be in 2019. This adjustment makes our Adjusted Diluted EPS from continuing operations more comparable with other global companies that are not subject to this disallowed GILTI tax deduction and more comparable to our results following the full utilization of our U.S. NOLs. Tax adjustments for 2017 includes the net tax benefit resulting from the Tax Reform Act and include a discrete tax charge in connection with the enactment of regulations under §987 of the Internal Revenue Code, which resulted in an adjustment to our deferred tax assets.

(g)	Represents the results of Nuvectra prior to its Spin-off on March 14, 2016.

(h)
The diluted weighted average shares for adjusted EPS for 2018 and 2016 include potentially dilutive shares not included in the computation of diluted weighted average common shares for GAAP diluted EPS purposes because their effect would have been anti-dilutive.

Adjusted diluted EPS from continuing operations, which excludes the impact of amortization of intangible assets, losses on extinguishment of debt and various other operating expenses, among others, was $3.80 per share for 2018 compared to $3.09 per share in 2017. These results reflect the benefit of our increased sales and the completion of spending on integration activities, partially offset by higher incentive compensation expense in 2018 compared to 2017.
For 2017, adjusted diluted EPS increased 4% to $3.09 per share in comparison to 2016 primarily due to our increased gross profit and lower interest expense partially offset by higher incentive compensation ($8.8 million (SG&A, RD&E)) and higher foreign currency exchange losses ($15.2 million).
A reconciliation of GAAP income from continuing operations to EBITDA from continuing operations and adjusted EBITDA from continuing operations for 2018, 2017 and 2016 is as follows (dollars in thousands):

	2018	2017	2016
Income from continuing operations (GAAP)	$47,033	$87,087	$24,878

Interest expense	99,310	63,972	68,331
Provision (benefit) for income taxes	14,083	(37,828)	3,287
Depreciation	40,078	38,077	37,398
Amortization (excluding OOE)	40,946	40,568	35,470
EBITDA (Non-GAAP)	241,450	191,876	169,364
IP related litigation	2,820	4,375	3,040
Stock-based compensation expense (excluding OOE)	10,051	11,283	6,631
Strategic reorganization and alignment	10,624	5,891	—
Manufacturing alignment to support growth	3,089	—	—
Consolidation and optimization expenses	844	12,803	25,510
Acquisition and integration expenses	—	10,870	28,112
Asset dispositions, severance and other	1,508	6,874	6,791
(Gain) loss on equity investments, net	(5,623)	2,965	1,495
LSA and other non-recurring adjustments	(5,322)	(12,972)	(10,858)
Nuvectra results prior to Spin-off	—	—	3,665
Adjusted EBITDA from continuing operations (Non-GAAP)	$259,441	$233,965	$233,750
The changes in adjusted EBITDA for 2018 versus 2017 and 2016 are primarily the result of the same factors that drove the changes in adjusted diluted EPS as discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our Financial Results
The following table presents selected financial information derived from our Consolidated Financial Statements, contained in Item 8 of this report, for the periods presented (dollars in thousands, except per share amounts):

				Change		Change
				2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
Medical Sales:
Cardio & Vascular	$585,464	$530,831	$484,891	$54,633	10%	$45,940	9%
Cardiac & Neuromodulation	443,347	428,275	439,375	15,072	4%	(11,100)	(3)%
Advanced Surgical, Orthopedics & Portable Medical	133,225	120,006	109,557	13,219	11%	10,449	10%
Total Medical Sales	1,162,036	1,079,112	1,033,823	82,924	8%	45,289	4%
Non-Medical	52,976	56,968	41,679	(3,992)	(7)%	15,289	37%
Total sales	1,215,012	1,136,080	1,075,502	78,932	7%	60,578	6%
Cost of sales	852,347	782,070	737,823	70,277	9%	44,247	6%
Gross profit	362,665	354,010	337,679	8,655	2%	16,331	5%
Gross profit as a % of sales	29.8%	31.2%	31.4%
Selling, general and administrative expenses (“SG&A”)	142,441	143,073	136,444	(632)	—%	6,629	5%
SG&A as a % of sales	11.7%	12.6%	12.7%
Research, development and engineering costs (“RD&E”)	48,604	48,850	47,899	(246)	(1)%	951	2%
RD&E as a % of sales	4.0%	4.3%	4.5%
Other operating expenses	16,065	36,438	60,413	(20,373)	(56)%	(23,975)	(40)%
Operating income	155,555	125,649	92,923	29,906	24%	32,726	35%
Operating margin	12.8%	11.1%	8.6%
Interest expense	99,310	63,972	68,331	35,338	55%	(4,359)	(6)%
(Gain) loss on equity investments, net	(5,623)	1,565	833	(7,188)	NM	732	88%
Other (income) loss, net	752	10,853	(4,406)	(10,101)	NM	15,259	NM
Income from continuing operations before taxes	61,116	49,259	28,165	11,857	24%	21,094	75%
Provision (benefit) for income taxes	14,083	(37,828)	3,287	51,911	NM	(41,115)	NM
Effective tax rate	23.0%	(76.8)%	11.7%
Income from continuing operations	$47,033	$87,087	$24,878	$(40,054)	(46)%	$62,209	NM
Income (loss) from continuing operations as a % of sales	3.9%	7.7%	2.3%
Diluted earnings per share from continuing operations	$1.44	$2.72	$0.80	$(1.28)	NM	$1.92	NM

NM - Calculated change not meaningful.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Fiscal 2018 Compared with Fiscal 2017
Sales
Sales by product line for 2018 and 2017 were as follows (dollars in thousands):

			Change
	2018	2017	$	%
Medical Sales:
Cardio & Vascular	$585,464	$530,831	$54,633	10.3%
Cardiac & Neuromodulation	443,347	428,275	15,072	3.5%
Advanced Surgical, Orthopedics & Portable Medical	133,225	120,006	13,219	11.0%
Total Medical Sales	1,162,036	1,079,112	82,924	7.7%
Non-Medical	52,976	56,968	(3,992)	(7.0)%
Total sales	$1,215,012	$1,136,080	$78,932	6.9%
Total 2018 sales increased 6.9% to $1.2 billion in comparison to 2017. The most significant drivers of this increase were as follows:
Cardio & Vascular sales for 2018 increased $54.6 million or 10% in comparison to 2017. This increase was primarily due to continued strong demand in the electrophysiology market stemming from customer share gains, new product launches, and timing from customer inventory replenishment. During 2018, price concessions to our larger OEM customers reduced Cardio & Vascular sales by approximately $8 million in comparison to 2017. During 2018, foreign currency exchange rate fluctuations increased our Cardio & Vascular sales in comparison to 2017 by approximately $1.9 million primarily due to U.S. dollar fluctuations relative to the Euro.
Cardiac & Neuromodulation sales for 2018 increased $15.1 million or 4% in comparison to 2017. The increases in Cardiac & Neuromodulation sales were driven by increased components market penetration and a lower 2017 due to customer inventory adjustments.  Neuromodulation remained strong, with growth driven by spinal cord stimulation market demand and increased components market penetration. During 2018, price concessions to our larger OEM customers reduced Cardiac & Neuromodulation sales by approximately $8 million in comparison to 2017. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during 2018 in comparison to 2017.
In addition to Portable Medical sales, Advanced Surgical, Orthopedic & Portable Medical includes sales to the acquirer of our AS&O Product Lines, Viant, under the LSA for the sale of products by the Company to Viant. Advanced Surgical, Orthopedics & Portable Medical sales for 2018 increased $13.2 million or 11% in comparison to 2017. The sales increase was driven by above market demand. Neither price concessions nor foreign currency exchange rate fluctuations had a material impact on AS&O sales during 2018 in comparison to 2017.
Non-Medical sales for 2018 decreased $4.0 million or 7% in comparison to 2017. The decline in Non-Medical sales was primarily due to North American drilling activity leveling off, which has led to customer inventory adjustments.  2018 sales were also impacted by a planned phase out of certain rechargeable battery pack products.  We expect sales growth in 2019 from new customers and products, and renewed military market government funding. Foreign currency exchange rates and price fluctuations did not have a material impact on Non-Medical sales during 2018 in comparison to 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

% Change
2018 vs. 2017
Price(a)	(1.3)%
Mix(b)	(0.2)%
Incentive compensation(c)	(0.4)%
Production efficiencies and volume(d)	0.5%
Total percentage point change to gross profit as a percentage of sales	(1.4)%
__________

(a)	Our Gross Margin for 2018 was negatively impacted by price concessions given to our larger OEM customers in return for long-term volume commitments.

(b)	Our Gross Margin for 2018 was negatively impacted by a higher mix of sales of lower margin products.

(c)	Amount represents the impact to our Gross Margin attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(d)
Represents various increases and decreases to our Gross Margin. Overall, our Gross Margin for 2018 was positively impacted by production efficiencies and synergies gained as a result of our integration and consolidation initiatives as well as higher volume in comparison to 2017.

Over the long-term, we expect our Gross Margin to improve as we execute our manufacturing excellence strategic imperative and continue to deliver supply chain savings. However, we also expect our Gross Margin to continue to be negatively impacted by pricing pressures from our customers. It is imperative to drive manufacturing efficiencies and supply chain savings to offset these pricing pressures.
SG&A Expenses
Changes to SG&A expenses were primarily due to the following (in thousands):

$ Change
2018 vs. 2017
Legal expenses(a)	$(1,293)
Intangible asset amortization(b)	1,818
Incentive compensation programs(c)	5,174
Transition services agreement(d)	(3,419)
Other(e)	(2,912)
Net decrease in SG&A Expenses	$(632)

__________

(a)
Amount represents the change in legal costs compared to the prior year period, including legal expenses incurred related to our on-going patent infringement case. Refer to Note 13 “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements contained in Item 8 of this report for information related to this patent infringement litigation.

(b)	Amount represents the increase in intangible asset amortization (i.e. customer list), which is amortized based upon the forecasted cash flows at the time of acquisition for the respective asset.

(c)	Amount represents the impact to our SG&A attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(d)
Represents the amount included in SG&A Expenses, which was charged to Viant for transition services provided during the second half of 2018. We executed a transition services agreement in conjunction with the sale of the AS&O Product Line, whereby we will provide certain corporate services (including accounting, payroll, and information technology services) to Viant for a period of up to one year from the date of the closing to facilitate an orderly transfer of business operations.

(e)	Represents various increases and decreases to our SG&A, resulting in a net decrease in SG&A expense from 2017 to 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RD&E Expenses
Changes to RD&E expenses for 2018 and 2017 were as follows (in thousands):

$ Change
2018 vs. 2017
Intangible asset amortization(a)	$(391)
Incentive compensation programs(b)	836
Other(c)	(691)
Net decrease in RD&E	$(246)
__________

(a)	Amount represents the decrease in intangible asset amortization, which is amortized based upon the forecasted cash flows at the time of acquisition for the respective asset.

(b)	Amount represents the impact to our RD&E attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(c)	Represents the net impact of various increases and decreases to our RD&E, resulting in a net decrease in RD&E expense from 2017 to 2018.
Other Operating Expenses
OOE was comprised of the following for 2018 and 2017 (in thousands):

	2018	2017	Change
Strategic reorganization and alignment(a)	$10,624	$5,891	$4,733
Manufacturing alignment to support growth(b)	3,089	—	3,089
Consolidation and optimization costs(c)	844	12,803	(11,959)
Acquisition and integration expenses(d)	—	10,870	(10,870)
Asset dispositions, severance and other(e)	1,508	6,874	(5,366)
Other operating expenses	$16,065	$36,438	$(20,373)

__________

(a)
As a result of the strategic review of our customers, competitors and markets we undertook during the fourth quarter of 2017, we began to take steps to better align our resources in order to invest to grow, protect, preserve and to enhance the profitability of our portfolio of products. This will include focusing our investment in RD&E and manufacturing, improving our business processes and redirecting investments away from projects where the market does not justify the investment. The expenses incurred during 2018 primarily included severance costs and fees for professional services.

(b)
In 2017, we began several initiatives designed to reduce costs, improve operating efficiencies and increase manufacturing capacity to accommodate growth.  The plan involves the relocation of certain manufacturing operations and expansion of certain of our facilities.

(c)
During 2018 and 2017, we incurred costs primarily related to the closure of our Clarence, NY facility and the transfer of our Beaverton, OR portable medical and Plymouth, MN vascular manufacturing operations to Tijuana, Mexico.

(d)	Reflects acquisition and integration costs related to the acquisition of LRM, which occurred in October 2015. This initiative was substantially complete as of December 29, 2017.

(e)	Amounts for 2017 primarily include expenses related to our CEO and CFO transitions.
Refer to Note 11 “Other Operating Expenses” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information regarding these initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Interest Expense
Interest expense increased $35.3 million to $99.3 million in 2018 from $64.0 million in 2017. The weighted average interest rates paid on the average principal amount of debt outstanding during 2018 and 2017 was 4.88% and 4.66%, respectively. The weighted average interest rates paid in 2018 reflect an increase in LIBOR during 2017 and 2018, partially offset by a cumulative 125 basis point and 75 basis point reduction to the applicable interest rate margins of our Term Loan B and Term Loan A facilities. The Term Loan B facility margin decrease resulted from amendments of our Senior Secured Credit Facilities in March 2017 and again in November 2017, and the step down in the third quarter of 2018 resulting from the upgrade of our corporate family credit rating, while the Term Loan A facility margin decrease resulted from contractual reductions due to our lower leverage ratio. Cash interest expense decreased $3.4 million for 2018 when compared to 2017. Debt related charges included in interest expense (i.e. deferred fee and discount amortization) increased $38.7 million during 2018 when compared to 2017, primarily attributable to higher accelerated write-offs (losses from extinguishment of debt) of deferred fees and original issue discount related to prepayments of portions of our Term Loan B facility and Senior Notes and a “make-whole” premium of $31.3 million paid as a result of redeeming our Senior Notes in July 2018. We recognized losses from extinguishment of debt during 2018 and 2017 of $42.7 million and $3.5 million, respectively. We repaid a net $700.5 million of debt during 2018. See Note 8 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information pertaining to our debt.
(Gain) Loss on Equity Investments, Net
During 2018 we realized net gains of $5.6 million on our equity investments compared to net losses of $1.6 million for 2017. We recognized income of $5.6 million and $3.7 million in 2018 and 2017, respectively, related to our share of equity method investee gains. In addition, during 2017, we recognized impairment charges of $5.3 million on our equity investments previously accounted for under the cost method. As of December 28, 2018 and December 29, 2017, we held $22.8 million and $20.8 million, respectively, of equity investments. See Note 16 “Fair Value Measurements” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for further details regarding these investments.
Other Loss, Net
Other Loss, Net was a $0.8 million and $10.9 million during 2018 and 2017, respectively. The impact of foreign currency exchange rates on transactions denominated in foreign currencies included in Other Loss, Net for 2018 and 2017 were losses of $1.6 million and $10.9 million, respectively. The losses in 2017 were primarily driven by the impact of the weakening U.S. dollar relative to the Euro on our intercompany loans and are primarily non-cash in nature. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in foreign currency exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
During 2018 and 2017, our provision (benefit) for income taxes from continuing operations was $14.1 million and ($37.8) million, respectively. The stand-alone U.S. component of the effective tax rate for 2018 reflected a $7.0 million provision on $4.3 million of pre-tax book losses (-162.8%) versus a $47.0 million benefit on $0.3 million of pre-tax book income for 2017. The stand-alone International component of the effective tax rate for 2018 reflected tax expense of $7.1 million on $65.4 million of pre-tax book income (10.9%) versus a tax expense of $9.2 million on $49.0 million of pre-tax book income (18.7%) for 2017. The benefit for income taxes for 2018 differs from the U.S. statutory rate due to the following (dollars in thousands):

	U.S.		International		Combined
	$	%	$	%	$	%
Income (loss) before provision (benefit) for income taxes	$(4,273)		$65,389		$61,116

Provision (benefit) at statutory rate	$(897)	21.0%	$13,731	21.0%	$12,834	21.0%
Federal tax credits	(1,700)	39.8	—	—	(1,700)	(2.8)
Foreign rate differential	—	—	(6,040)	(9.2)	(6,040)	(9.9)
Uncertain tax positions	147	(3.4)	—	—	147	0.2
State taxes, net of federal benefit	975	(22.8)	—	—	975	1.6
U.S. tax on foreign earnings	10,473	(245.1)	—	—	10,473	17.1
Valuation allowance	—	—	(567)	(0.9)	(567)	(0.9)
Other	(2,039)	47.7	—	—	(2,039)	(3.3)
Provision (benefit) for income taxes	$6,959	(162.8)%	$7,124	10.9%	$14,083	23.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 29, 2017. We had an estimated $147.5 million of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized a provisional $14.7 million of income tax expense for the year ended December 29, 2017. Additionally, we recorded $2.3 million in deferred taxes associated with foreign withholding taxes in accordance with the change in our permanent reinvestment assertion related to the undistributed earnings subject to the deemed mandatory repatriation provisions. We have sufficient U.S. NOLs to offset cash tax liabilities associated with these repatriation taxes. Based on additional regulatory guidance issued, and additional analysis conducted, it was determined that the one-time transition tax amounted to $18.9 million as of December 29, 2017, representing an increase of $4.2 million over the $14.7 million provisional amount previously recorded. The final computations were reported in our 2017 income tax return filings. Sufficient NOLs were available to offset cash tax liabilities associated with the total repatriation taxes.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, we revalued our ending net deferred tax liabilities at December 29, 2017 and recognized a provisional $56.5 million tax benefit for the year ended December 29, 2017. In part, due to the utilization of additional NOLs to offset the additional repatriation tax, The Company adjusted its revaluation of the ending net deferred tax liabilities as of December 29, 2017, resulting in a recognized tax benefit of $60.7 million, representing an increase of $4.2 million to the originally recorded $56.5 million tax benefit recorded in the Company’s Consolidated Statement of Operations for the year ended December 29, 2017.
While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it also includes a new U.S. tax on foreign earnings: the global intangible low-taxed income (“GILTI”) provision.
The GILTI provisions require us to include foreign subsidiary earnings in excess of a deemed return on the foreign subsidiary’s tangible assets in our U.S. income tax return. The Company has adopted the approach of recording the consequences of the new GILTI provision of the Tax Reform Act as a period cost when incurred.
The Company’s effective tax rate for 2018 differs from the U.S. federal statutory tax rate of 21% due principally to the estimated impact of the GILTI tax, as well as the impact of the Company’s earnings realized in foreign jurisdictions with statutory rates that are different than the federal statutory rate. The GILTI provisions require the Company to include foreign subsidiary earnings in excess of a deemed return on the foreign subsidiary’s tangible assets in its U.S. income tax return. There is a statutory deduction of 50% of the GILTI inclusion, however the deduction is subject to limitations based on U.S. taxable income. The Company currently has NOLs to offset forecasted U.S. taxable income and as such, is temporarily subject to the deduction limitation which correspondingly imposes an incremental impact on U.S. income tax. The primary jurisdictions in which we operate and the statutory tax rate for each respective jurisdiction include Switzerland (22%), Mexico (30%), Uruguay (25%), and Ireland (12.5%). In addition, we currently have a tax holiday in Malaysia through April 2023 if certain conditions are met.
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
We believe it is reasonably possible that a reduction of approximately $0.9 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the lapse of the statute of limitations and/or audit settlements. As of December 28, 2018, approximately $5.3 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal impact on state issues), if recognized.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Fiscal 2017 Compared with Fiscal 2016
Sales
Sales by product lines for 2017 and 2016 were as follows (dollars in thousands):

			Change
	2017	2016	$	%
Medical Sales:
Cardio & Vascular	$530,831	$484,891	$45,940	9.5%
Cardiac & Neuromodulation	428,275	439,375	(11,100)	(2.5)%
Advanced Surgical, Orthopedics & Portable Medical	120,006	109,557	10,449	9.5%
Total Medical Sales	1,079,112	1,033,823	45,289	4.4%
Non-Medical	56,968	41,679	15,289	36.7%
Total sales	$1,136,080	$1,075,502	$60,578	5.6%
Total 2017 sales increased 5.6% to $1.1 billion in comparison to 2016. The most significant drivers of this increase were as follows:
Cardio & Vascular sales for 2017 increased $45.9 million in comparison to 2016. This increase was primarily attributable to market growth and new business wins, especially for guidewires, as well as lower comparables in 2016 due to the disruption of supply caused by our consolidation initiatives, which occurred throughout 2016.
Cardiac & Neuromodulation sales for 2017 decreased $11.1 million or 2.5% in comparison to 2017. Approximately $1.2 million of this decrease was a result of the Spin-off in the first quarter of 2016. Additionally, during 2017, price concessions to our larger OEM customers reduced Cardiac & Neuromodulation sales by approximately $9 million in comparison to 2016. Finally, this decrease is also the result of market declines, as well as customer inventory management and in-sourcing initiatives. Partially offsetting these decreases was growth in our neuromodulation products, which was not enough to offset the declines in our cardiac rhythm management products. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during 2017 in comparison to 2016.
Advanced Surgical, Orthopedics & Portable Medical sales for 2017 increased $10.4 million or 9.5% in comparison to 2016, primarily due to the timing of customer inventory builds, new product ramps, and lower comparables due to the disruption of supply caused by our consolidation initiatives which occurred during 2016.
Non-Medical sales for 2017 increased $15.3 million or 36.7% in comparison to 2016. This increase was primarily driven by the recovery in the energy markets, as well as new business wins and market share gains. During the downturn in the energy markets, we were able to advance our competitive position with key strategic customers resulting in multi-year supply agreements. Additionally, we actively pursued new customer and market opportunities, developed new product solutions and invested in research and development to advance our technology. These efforts benefitted 2017 sales as we were able to increase our market share as the markets recovered. Foreign currency exchange rates and price fluctuations did not have a material impact on Non-Medical sales during 2017 in comparison to 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross Profit
Changes to Gross Margin were primarily due to the following:

% Change
2017 vs. 2016
Price(a)	(1.4)%
Mix(b)	(0.3)%
Incentive compensation(c)	(0.6)%
Production efficiencies and volume(d)	2.1%
Total percentage point change to gross profit as a percentage of sales	(0.2)%
__________

(a)	Our Gross Margin for 2017 was negatively impacted by price concessions given to our larger OEM customers in return for long-term volume commitments.

(b)	Our Gross Margin for 2017 was negatively impacted by a higher mix of sales of lower margin products.

(c)	Amount represent the impact to our Gross Margin attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(d)
Represents various increases and decreases to our Gross Margin. Overall, our Gross Margin for 2017 was positively impacted by production efficiencies and synergies gained as a result of our integration and consolidation initiatives as well as higher volumes in comparison to 2016.

SG&A Expenses
Changes to SG&A expenses were primarily due to the following (in thousands):

$ Change
2017 vs. 2016
Nuvectra SG&A(a)	$(1,913)
Legal expenses(b)	(401)
Intangible asset amortization(c)	5,250
Incentive compensation programs(d)	6,187
Other(e)	(2,494)
Net increase in SG&A Expenses	$6,629

__________

(a)	Amount represents the impact to our SG&A related to the overhead costs divested as a result of the Spin-off of Nuvectra in March 2016.

(b)	Amount represents the change in legal costs compared to the prior year period. This variance is primarily due to the timing of legal expenses incurred related to our IP infringement case.

(c)	Amount represents the increase in intangible asset amortization (i.e. customer list), which is amortized based upon the forecasted cash flows at the time of acquisition for the respective asset.

(d)	Amount represents the impact to our SG&A attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(e)	Represents various increases and decreases to our SG&A, resulting in a net increase in SG&A expense from 2016 to 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RD&E Expenses
Changes to RD&E expenses for 2017 and 2016 were as follows (in thousands):

$ Change
2017 vs. 2016
Nuvectra RD&E(a)	$(2,830)
Incentive compensation programs(b)	2,623
Intangible asset amortization(c)	33
Other(d)	1,125
Net increase in RD&E	$951
__________

(a)	Represents the impact to our RD&E related to the divested costs as a result of the Spin-off in March 2016.

(b)	Represents the impact to our RD&E attributable to our cash and stock incentive programs. Performance-based compensation is accrued based upon actual results achieved.

(c)	Amount represents the decrease in intangible asset amortization, which is amortized based upon the forecasted cash flows at the time of acquisition for the respective asset.

(d)	Represents various increases and decreases to our RD&E, resulting in a net increase in RD&E expense from 2016 to 2017.
Other Operating Expenses
OOE was comprised of the following for 2017 and 2016 (in thousands):

	2017	2016	Change
Consolidation and optimization initiatives(a)	$12,803	$25,510	$(12,707)
Acquisition and integration expenses(b)	10,870	$28,112	(17,242)
Asset dispositions, severance and other(c)	6,874	6,791	83
Strategic reorganization and alignment(d)	5,891	—	5,891
Other operating expenses - continuing operations	$36,438	$60,413	$(23,975)

__________

(a)	Refer to Note 11 “Other Operating Expenses” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information regarding these initiatives.

(b)
During 2017 and 2016, we incurred costs related to the acquisition of LRM, consisting primarily of professional, consulting, severance, retention, relocation, and travel costs. In addition, 2016 included change-in-control payments to former LRM executives.

(c)
During 2017 and 2016, we recorded losses in connection with various asset disposals and/or write-downs. The 2017 amount also includes approximately $5.3 million in expense related to our leadership transitions. Additionally, during 2016 we incurred legal and professional costs in connection with the Spin-off of $4.4 million.

(d)
During the fourth quarter of 2017, we incurred charges related to the initial steps of this initiative, which included lease termination charges and accelerated amortization of certain intangible assets.

Interest Expense
Interest expense decreased $4.4 million to $64.0 million in 2017 from $68.3 million in 2016. The decrease was due to lower weighted average rates combined with a lower principal amount of debt outstanding due to debt repayments during 2017. The weighted average interest rates paid on average borrowings outstanding in 2017 were lower when compared to 2016 primarily due to the amendment of our Senior Secured Credit Facilities in March 2017 and again in November 2017, which resulted in a cumulative 100 basis point reduction to the applicable interest rate margins of our Term Loan B facility, partially offset by an increase in LIBOR during 2017. Included in interest expense for 2017 are losses from extinguishment of debt of $3.5 million, primarily attributable to the accelerated write-off of deferred fees and discounts due to prepayments of a portion of our Term Loan B Facility during 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Gain) Loss on Equity Investments, Net
During 2017 and 2016, we realized net losses on our cost and equity method investments of $1.6 million and $0.8 million, respectively. We recognized income of $3.7 million and $0.1 million in 2017 and 2016, respectively, related to our share of equity method investee gains. We also recorded a $0.7 million gain from the sale of a cost method investment during 2016. During 2017 and 2016, we recognized impairment charges of $5.3 million and $1.6 million, respectively, on our equity investments previously accounted for under the cost method. As of December 29, 2017 and December 30, 2016, we held $20.8 million and $22.8 million of equity investments, respectively.
Other (Income) Loss, Net
Other (Income) Loss, Net was a $10.9 million loss during 2017 compared to income of $4.4 million during 2016. The impact of foreign currency exchange rates on transactions denominated in foreign currencies included in Other (Income) Loss, Net for 2017 was a loss of $10.9 million, compared to a gain of $4.3 million in 2016. The losses in 2017 were primarily driven by the impact of the weakening U.S. dollar relative to the Euro on our intercompany loans and are primarily non-cash in nature.
Provision (Benefit) for Income Taxes
During 2017 and 2016, our provision (benefit) for income taxes from continuing operations was ($37.8) million and $3.3 million, respectively. The stand-alone U.S. component of the effective tax rate for 2017 reflected a ($47.0) million benefit on $0.3 million of pre-tax book losses versus a ($2.2) million benefit on $12.5 million of pre-tax book losses for 2016. The stand-alone international component of the effective tax rate for 2017 reflected tax expense of $9.2 million on $49.0 million of pre-tax book income (18.7%) versus a tax expense of $5.5 million on $40.7 million of pre-tax book income (13.5%) for 2016.
The (benefit) provision for income taxes for 2017 differs from the U.S. statutory rate due to the following (dollars in thousands):

	U.S.		International		Combined
	$	%	$	%	$	%
Income (loss) before provision (benefit) for income taxes	$306		$48,953		$49,259

Provision (benefit) at statutory rate	$107	35.0%	$17,133	35.0%	$17,240	35.0%
Federal tax credits	(1,628)	NM	(46)	(0.1)	(1,674)	(3.4)
Foreign rate differential	109	35.6	(11,572)	(23.6)	(11,463)	(23.3)
Uncertain tax positions	34	11.1	—	—	34	0.1
State taxes, net of federal benefit	(543)	NM	—	—	(543)	(1.1)
Valuation allowance	546	NM	484	1.0	1,030	2.1
Other	(3,387)	NM	329	0.7	(3,058)	(6.2)
Tax expense (benefit) before U.S. Tax Reform items	(4,762)	NM	6,328	13.0	1,566	3.2
U.S. Tax Reform items:
Change in tax rates	(56,408)	NM	(45)	(0.1)	(56,453)	(114.6)
Toll charge on unremitted earnings	14,719	NM	—	—	14,719	29.9
Change in unremitted earnings assertion	(545)	NM	2,885	5.9	2,340	4.8
Tax expense related to U.S. Tax Reform items	(42,234)	NM	2,840	5.8	(39,394)	(79.9)
Provision (benefit) for income taxes	$(46,996)	NM	$9,168	18.7%	$(37,828)	(76.8)%
__________
NM Calculated change not meaningful.
The difference between our effective tax rate and the U.S. federal statutory income tax rate for 2017 is primarily attributable to the components of the Tax Reform Act as well as our overall lower effective tax rate in the foreign jurisdictions in which we operate and where our foreign earnings are derived. The lower tax rate jurisdictions in which we operate and the respective statutory tax rate for each respective jurisdiction include Switzerland (22%), Mexico (30%), Uruguay (25%), and Ireland (12.5%). In addition, we currently have a tax holiday in Malaysia through April 2023, if certain conditions are met. While we are not currently aware of any material trends in these jurisdictions that are likely to impact our current or future tax expense, our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower effective tax rates and higher than anticipated in countries where we have higher effective tax rates, or by changes in tax laws or regulations. We regularly assess any significant exposure associated with increases in tax rates in international jurisdictions and adjustments are made as events occur that warrant adjustment to our tax provisions.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

(dollars in thousands)	December 28, 2018	December 29, 2017
Cash and cash equivalents	$25,569	$37,341
Working capital from continuing operations(1)	251,680	263,863
Current ratio from continuing operations(1)	2.53	2.64
__________
(1) Excludes assets held for sale at December 29, 2017.
Cash and cash equivalents at December 28, 2018 decreased by $11.8 million from December 29, 2017 as excess cash on hand was used to pay down our debt. Working capital from continuing operations decreased by $12.2 million from December 29, 2017, primarily due to the reduced cash balances.
At December 28, 2018, $12.9 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
Summary of Cash Flow
The following cash flow summary information includes cash flows related to discontinued operations (in thousands):

	2018	2017
Cash provided by (used in):
Operating activities	$167,299	$149,357
Investing activities	536,670	(47,936)
Financing activities	(725,080)	(111,669)
Effect of foreign currency exchange rates on cash and cash equivalents	2,584	2,228
Net change in cash and cash equivalents	$(18,527)	$(8,020)
Operating Activities - During 2018, we generated $167.3 million in cash from operations compared to $149.4 million in 2017. This increase was primarily due to a $31.3 million increase in cash income (i.e. income from continuing operations plus adjustments to reconcile income from continuing operations to net cash provided by operating activities) partially offset by an $13.3 million decrease in cash flow provided by working capital. The cash flow from working capital change during the period was primarily due to lower accrued interest as a result of our lower debt levels.
Investing Activities – The $584.6 million increase in cash flows from investing activities was primarily attributable to net cash proceeds from the sale of the AS&O Product Line of approximately $581 million. Our current expectation is that capital spending for continuing operations for 2019 will be in the range of $50 million to $55 million. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund these capital expenditures. Property, plant, and equipment purchases related to our AS&O Product Line were approximately $17 million per year.
Financing Activities – Net cash used in financing activities during 2018 was $725.1 million compared to $111.7 million in 2017. Financing activities during 2018 included net payments of $700.5 million related to paying down our debt obligations compared to $128.6 million in 2017. In addition, we paid debt issuance costs totaling $32.0 million during 2018 compared to $2.4 million in 2017. The 2018 amount includes a “make-whole” premium of $31.3 million paid as a result of redeeming our Senior Notes, as described below.
In connection with the completion of the sale of our AS&O Product Line, during the third quarter of 2018 we repaid $548 million of our debt, which included $360 million of our 9.125% Senior Notes, $114 million of our Term Loan B Facility and $74 million outstanding on our Revolving Credit Facility.
Capital Structure - As of December 28, 2018, our capital structure consists of $926 million of debt, net of deferred fees and discounts, under our Senior Secured Credit Facilities and approximately 33 million shares of common stock outstanding. We have access to $188 million of borrowing capacity under our Revolving Credit Facility. We are also authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of December 28, 2018, our debt service obligations for 2019, consisting of principal and interest on our outstanding debt, are estimated to be approximately $86 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Credit Facilities - As of December 28, 2018, we had senior secured credit facilities (the “Senior Secured Credit Facilities”) that consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), which had $5 million of borrowings and letters of credit totaling $7 million drawn against it as of December 28, 2018, (ii) a $305 million term loan A facility (the “TLA Facility”), and (iii) an $632 million term loan B facility (the “TLB Facility”). The Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021 and the TLB Facility will mature on October 27, 2022. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.
The Revolving Credit Facility and the TLA Facility contain covenants requiring (A) a maximum total net leverage ratio of 5.50:1.0, subject to step downs beginning in the first quarter of 2019 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 2.75:1.0, subject to step ups beginning in the first quarter of 2019. As of December 28, 2018, the Company was in compliance with these financial covenants. The TLB Facility does not contain any financial maintenance covenants. As of December 28, 2018, our total net leverage ratio, calculated in accordance with our credit agreement, was approximately 3.3 to 1.0. For the twelve month period ended December 28, 2018, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was approximately 5.4 to 1.0.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of December 28, 2018, we were in full compliance with the financial covenants described above. However, a significant increase in the LIBOR interest rate or a decline in our operating performance, and in particular our sales or adjusted EBITDA, could result in our inability to meet these financial covenants and lead to an event of default if a waiver or amendment could not be obtained from our lenders. As of December 28, 2018, our adjusted EBITDA would have to decline by approximately $109 million, or approximately 39%, in order for us to not be in compliance with our financial covenants. The Revolving Credit Facility is supported by a consortium of thirteen lenders with no lender controlling more than 27% of the facility.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Contractual Obligations
Presented below is a summary of contractual obligations and other minimum commitments as of December 28, 2018. Refer to Note 13 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information regarding self-insurance liabilities, which are not reflected in the table below.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal amount of debt outstanding	$941,973	$37,500	$272,187	$632,286	$—
Interest on debt(a)	165,754	48,421	89,252	28,081	—
Operating lease obligations(b)	48,170	8,562	14,638	10,381	14,589
Foreign currency contracts(b)	55,665	55,665	—	—	—
Defined benefit plan obligations(c)	1,592	104	245	279	964
Other(d)	94,436	74,893	19,543	—	—
Total	$1,307,590	$225,145	$395,865	$671,027	$15,553

(a)
Interest payments in the table above reflect the contractual interest payments on our outstanding debt based upon the balance outstanding and applicable interest rates at December 28, 2018, and exclude the impact of the debt discount amortization and impact of interest rate swap agreements. Refer to Note 8 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information regarding long-term debt.

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
This table does not reflect $5.4 million of unrecognized tax benefits, as we are uncertain if or when such amounts may be settled. Refer to Note 12 “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information about these unrecognized tax benefits.
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
Evaluation of goodwill for impairment
We test each reporting unit’s goodwill for impairment on the last day of our fiscal year and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. In conducting this annual impairment testing, we may first perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value. If not, no further goodwill impairment testing is required. If it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, or if we elect not to perform a qualitative assessment of a reporting unit, a quantitative analysis is performed, in which the fair value of the reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized equal to the excess, limited to the amount of goodwill allocated to that reporting unit.
We performed a qualitative assessment of our reporting units as of December 28, 2018. As part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of the reporting units. The assessment indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value.  We do not believe that any of our reporting units are at risk for impairment. However, changes to the factors considered above could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We may be unaware of one or more significant factors that, if we had been aware of, would cause our conclusion to change, which could result in a goodwill impairment charge in a future period.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS

We performed a quantitative assessment to test our other indefinite-lived intangible assets for impairment as of December 28, 2018. For the Greatbatch Medical tradename, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was in excess of its carrying value of $20 million by approximately 350% at December 28, 2018. The Lake Region Medical tradename had an excess of the estimated fair value over carrying value of approximately 70% and a carrying value of $70 million at December 28, 2018. We do not believe that any of our indefinite-lived intangible assets are at risk for impairment. However, a significant increase in the discount rate, decrease in the terminal growth rate, increase in tax rates, decrease in the royalty rate or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair values of either of our tradenames and require us to recognize impairments of these other indefinite-lived intangible assets in a future period.
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

Foreign Currency Exchange Rate Risk
We have foreign operations in Ireland, Switzerland, Mexico, Uruguay, and Malaysia which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swiss francs, Mexican pesos, Uruguayan pesos, and Malaysian ringgits, respectively. We continuously evaluate our foreign currency risk, and we use operational hedges, as well as forward currency exchange rate contracts, to manage the impact of currency exchange rate fluctuations on earnings and cash flows. We do not enter into currency exchange rate derivative instruments for speculative purposes. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $5 million on our 2018 annual sales. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during 2018 increased sales in comparison to 2017 by approximately $2 million.
We had currency derivative instruments outstanding in the notional amount of $55.7 million as of December 28, 2018 and $65.4 million as of December 29, 2017. As of December 28, 2018 and December 29, 2017, we recorded a $0.7 million and $0.9 million liability, respectively, to recognize the fair value of these derivative instruments on our Consolidated Balance Sheets. The amounts recorded during 2018 related to our forward contracts were a decrease in Sales of $0.8 million and a decrease in Cost of Sales of $0.9 million. Refer to Note 13 “Commitments and Contingencies” to the Consolidated Financial Statements contained in Item 8 of this report for additional information regarding our outstanding forward contracts.
To the extent that our monetary assets and liabilities, including short-term and long-term intercompany loans, are recorded in a currency other than the functional currency of the subsidiary, these amounts are remeasured each period at the period-end exchange rate, with the resulting gain or loss being recorded in Other (Income) Loss, Net, in the Consolidated Statements of Operations. Net foreign currency transaction gains and losses included in Other (Income) Loss, Net, amounted to a loss of $1.6 million for 2018 and a loss of $10.9 million for 2017 and primarily related to the remeasurement of intercompany loans and fluctuations of the U.S. dollar relative to the Euro. During 2017 and 2018, we took steps to eliminate the majority of these intercompany balances. As such, we expect foreign currency exchange rate gains (losses) to be significantly less than the 2017 and 2018 amounts.
We translate all assets and liabilities of our foreign operations where the U.S. dollar is not the functional currency at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Consolidated Financial Statements as Comprehensive Income (Loss). The translation adjustment for 2018 was a $19.9 million loss and primarily related to the strengthening of the U.S. dollar relative to the Euro. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $39 million on our foreign net assets as of December 28, 2018.
Interest Rate Risk
We regularly monitor interest rate risk attributable to our outstanding debt obligations. From time to time, we enter into interest rate swap agreements in order to hedge against potential changes in cash flows on our outstanding variable rate debt.
During 2016, we entered into a three year $200 million interest rate swap to hedge against potential changes in cash flows on our outstanding variable rate debt, which is indexed to the one-month LIBOR rate. The variable rate received on the interest rate swap and the variable rate paid on the variable rate debt will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same day. The swap is being accounted for as a cash flow hedge. As of December 28, 2018, this swap had a positive fair value of $4.2 million. The amount recorded during 2018 related to this interest rate swap was a reduction of $1.7 million to Interest Expense.
As of December 28, 2018, we had $942 million in principal amount of debt outstanding. Interest rates on our Revolving Credit Facility, TLA Facility and TLB Facility, reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. Our TLB Facility has a 1.00% LIBOR floor, thus is only variable when LIBOR interest rates are above 1.00%. Refer to Note 8 “Debt” of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the LIBOR rate on the $742 million of unhedged variable rate debt outstanding at December 28, 2018 would increase/decrease our interest expense by approximately $7 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEGER HOLDINGS CORPORATION
Index to Consolidated Financial Statements

Page
Management’s Report on Internal Control Over Financial Reporting.....................................................................................	50

Reports of Independent Registered Public Accounting Firm...................................................................................................	51

Consolidated Balance Sheets as of December 28, 2018 and December 29, 2017...................................................................	53

Consolidated Statements of Operations for the years ended December 28, 2018, December 29, 2017 and December 30, 2016..............................................................................................................................................................	54

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 28, 2018, December 29, 2017 and December 30, 2016........................................................................................................................................................	55

Consolidated Statements of Cash Flows for the years ended December 28, 2018, December 29, 2017 and December 30, 2016..............................................................................................................................................................	56

Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2018, December 29, 2017 and December 30, 2016........................................................................................................................................................	57

Notes to Consolidated Financial Statements............................................................................................................................	58

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
As of December 28, 2018, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 28, 2018 is effective.
The effectiveness of internal control over financial reporting as of December 28, 2018 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.
Dated: February 22, 2019

/s/ Joseph W. Dziedzic	/s/ Jason K. Garland
Joseph W. Dziedzic	Jason K. Garland
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Integer Holdings Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Integer Holdings Corporation and subsidiaries (the “Company”) as of December 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2018 of the Company and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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
February 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Integer Holdings Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Integer Holdings Corporation and subsidiaries (the “Company”) as of December 28, 2018 and December 29, 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for the years ended December 28, 2018, December 29, 2017, and December 30, 2016, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2018 and December 29, 2017, and the results of its operations and its cash flows for the years ended December 28, 2018, December 29, 2017, and December 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
/s/ Deloitte & Touche LLP
Williamsville, New York
February 22, 2019
We have served as the Company’s auditor since 1985.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)	December 28, 2018	December 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$25,569	$37,341
Accounts receivable, net of allowance for doubtful accounts of $0.6 million and $0.5 million, respectively	185,501	194,845
Inventories	190,076	176,738
Prepaid expenses and other current assets	15,104	16,239
Current assets of discontinued operations held for sale	—	106,746
Total current assets	416,250	531,909
Property, plant and equipment, net	231,269	235,180
Goodwill	832,338	839,870
Other intangible assets, net	812,338	862,873
Deferred income taxes	3,937	3,451
Other assets	30,549	30,428
Noncurrent assets of discontinued operations held for sale	—	344,634
Total assets	$2,326,681	$2,848,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,500	$30,469
Accounts payable	57,187	64,551
Income taxes payable	9,393	5,904
Accrued expenses	60,490	60,376
Current liabilities of discontinued operations held for sale	—	47,703
Total current liabilities	164,570	209,003
Long-term debt	888,007	1,578,696
Deferred income taxes	203,910	140,964
Other long-term liabilities	9,701	11,335
Noncurrent liabilities of discontinued operations held for sale	—	14,966
Total liabilities	1,266,188	1,954,964
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,624,494 and 31,977,953 shares issued, respectively; 32,473,167 and 31,871,427 shares outstanding, respectively	33	32
Additional paid-in capital	691,083	669,756
Treasury stock, at cost, 151,327 and 106,526 shares, respectively	(8,125)	(4,654)
Retained earnings	344,498	176,068
Accumulated other comprehensive income	33,004	52,179
Total stockholders’ equity	1,060,493	893,381
Total liabilities and stockholders’ equity	$2,326,681	$2,848,345
The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands except per share data)	December 28, 2018	December 29, 2017	December 30, 2016
Sales	$1,215,012	$1,136,080	$1,075,502
Cost of sales	852,347	782,070	737,823
Gross profit	362,665	354,010	337,679
Operating expenses:
Selling, general and administrative expenses	142,441	143,073	136,444
Research, development and engineering costs	48,604	48,850	47,899
Other operating expenses	16,065	36,438	60,413
Total operating expenses	207,110	228,361	244,756
Operating income	155,555	125,649	92,923
Interest expense	99,310	63,972	68,331
(Gain) loss on equity investments, net	(5,623)	1,565	833
Other (income) loss, net	752	10,853	(4,406)
Income from continuing operations before taxes	61,116	49,259	28,165
Provision (benefit) for income taxes	14,083	(37,828)	3,287
Income from continuing operations	$47,033	$87,087	$24,878

Discontinued operations:
Income (loss) from discontinued operations before taxes	188,313	(27,432)	(26,980)
Provision (benefit) for income taxes	67,382	(7,024)	(8,063)
Income (loss) from discontinued operations	$120,931	$(20,408)	$(18,917)

Net income	$167,964	$66,679	$5,961

Basic earnings (loss) per share:
Income from continuing operations	$1.46	$2.77	$0.81
Income (loss) from discontinued operations	3.76	(0.65)	(0.61)
Basic earnings per share	5.23	2.12	0.19

Diluted earnings (loss) per share:
Income from continuing operations	$1.44	$2.72	$0.80
Income (loss) from discontinued operations	$3.71	$(0.64)	$(0.61)
Diluted earnings per share	5.15	2.08	0.19

Weighted average shares outstanding:
Basic	32,136	31,402	30,778
Diluted	32,596	32,056	30,973
The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(in thousands except per share data)	December 28, 2018	December 29, 2017	December 30, 2016

Comprehensive Income (Loss)
Net income	$167,964	$66,679	$5,961
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(19,925)	65,860	(19,269)
Net change in cash flow hedges, net of tax	16	2,243	2,478
Defined benefit plan liability adjustment, net of tax	302	76	(579)
Other comprehensive income (loss), net	(19,607)	68,179	(17,370)
Comprehensive income (loss)	$148,357	$134,858	$(11,409)
The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	December 28, 2018	December 29, 2017	December 30, 2016
Cash flows from operating activities:
Net income	$167,964	$66,679	$5,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,988	102,796	90,524
Debt related charges included in interest expense	49,110	10,911	7,278
Stock-based compensation	10,470	14,680	8,408
Non-cash (gain) loss on equity investments	(5,623)	2,965	1,495
Other non-cash losses	148	7,110	5,216
Deferred income taxes	61,126	(59,212)	(7,350)
Gain on sale of discontinued operations	(194,965)	—	—
Changes in operating assets and liabilities:
Accounts receivable	9,289	(34,597)	(2,169)
Inventories	(16,094)	(986)	22,170
Prepaid expenses and other assets	8,527	4,854	(3,846)
Accounts payable	(94)	4,887	(1,127)
Accrued expenses	(11,756)	14,977	(13,935)
Income taxes payable	209	14,293	(7,093)
Net cash provided by operating activities	167,299	149,357	105,532
Cash flows from investing activities:
Acquisition of property, plant and equipment	(44,908)	(47,301)	(58,632)
Proceeds from sale of property, plant and equipment	1,379	472	347
Purchase of equity investments	(1,230)	(1,316)	(3,015)
Proceeds from sale of discontinued operations	581,429	—	—
Other investing activities	—	209	(2,000)
Net cash provided by (used in) investing activities	536,670	(47,936)	(63,300)
Cash flows from financing activities:
Principal payments of long-term debt	(705,469)	(178,558)	(46,000)
Proceeds from issuance of long-term debt	5,000	50,000	57,000
Proceeds from the exercise of stock options	12,409	19,324	2,821
Payment of debt issuance and redemption costs	(31,991)	(2,360)	(1,177)
Distribution of cash and cash equivalents to Nuvectra Corporation	—	—	(76,256)
Purchase of non-controlling interests	—	—	(6,818)
Tax withholdings related to net share settlements of restricted stock awards	(5,029)	(75)	(3,982)
Other financing activities	—	—	2,266
Net cash used in financing activities	(725,080)	(111,669)	(72,146)
Effect of foreign currency exchange rates on cash and cash equivalents	2,584	2,228	(448)
Net decrease in cash and cash equivalents	(18,527)	(8,020)	(30,362)
Cash and cash equivalents, beginning of year	44,096	52,116	82,478
Cash and cash equivalents, end of year	$25,569	$44,096	$52,116
The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands)	Shares	Amount		Shares	Amount
January 1, 2016	30,664	31	620,470	(63)	(3,100)	231,854	1,370	850,625
Comprehensive loss:
Net income	—	—	—	—	—	5,961	—	5,961
Other comprehensive loss, net	—	—	—	—	—	—	(17,370)	(17,370)
Share-based compensation plans:
Stock-based compensation	—	—	8,408	—	—	—	—	8,408
Net shares issued (acquired)	395	—	1,570	(71)	(2,734)	—	—	(1,164)
Excess tax benefit on share-based compensation	—	—	2,266	—	—	—	—	2,266
Spin-off of Nuvectra Corporation	—	—	5,241	—	—	(128,728)	—	(123,487)
December 30, 2016	31,059	31	637,955	(134)	(5,834)	109,087	(16,000)	725,239
Cumulative effect adjustment of the adoption of ASU 2016-09	—	—	(812)	—	—	302	—	(510)
Comprehensive income:
Net income	—	—	—	—	—	66,679	—	66,679
Other comprehensive income, net	—	—	—	—	—	—	68,179	68,179
Share-based compensation plans:
Stock-based compensation	—	—	14,680	—	—	—	—	14,680
Net shares issued	919	1	17,933	27	1,180	—	—	19,114
December 29, 2017	31,978	$32	$669,756	(107)	$(4,654)	$176,068	$52,179	$893,381
Comprehensive income:
Net income	—	—	—	—	—	167,964	—	167,964
Other comprehensive loss, net	—	—	—	—	—	—	(19,607)	(19,607)
Accumulated other comprehensive income reclassified to earnings, net (Note 15)	—	—	—	—	—	—	898	898
Reclassification of certain tax effects related to the adoption of ASU 2018-02 (Note 1)	—	—	—	—	—	466	(466)	—
Share-based compensation plans:
Stock-based compensation	—	—	10,470	—	—	—	—	10,470
Net shares issued	646	1	10,857	(44)	(3,471)	—	—	7,387
December 28, 2018	32,624	$33	$691,083	(151)	$(8,125)	$344,498	$33,004	$1,060,493
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
On May 3, 2018, the Company entered into a definitive agreement to sell the Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”) within its Medical segment to Viant (formerly MedPlast, LLC), and on July 2, 2018 completed the sale.  On March 14, 2016, the Company completed the spin-off of a portion of its former QiG segment through a tax-free distribution of all of the shares of its former QiG Group, LLC subsidiary to the stockholders of Integer on a pro rata basis (the “Spin-off”). Refer to Note 2 “Discontinued Operations and Divestitures” for further details of these transactions.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Integer Holdings Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The results of operations of the AS&O Product Line are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented and the related assets and liabilities associated with the discontinued operations are classified as held for sale in the Consolidated Balance Sheet as of December 29, 2017. The Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations due to Integer’s (parent) centralized treasury and cash management processes, and, accordingly, cash flow amounts for discontinued operations are disclosed in Note 2 “Discontinued Operations and Divestitures.” All results and information in the consolidated financial statements are presented as continuing operations and exclude the AS&O Product Line unless otherwise noted specifically as discontinued operations.
The Company’s results for periods prior to the Spin-off on March 14, 2016 include the financial and operating results of QiG Group, LLC, which did not qualify for presentation as discontinued operations.
The Company organizes its business into two reportable segments: (1) Medical and (2) Non-Medical. The discontinued operations of the AS&O Product Line were reported in the Medical segment. Refer to Note 17 “Segment and Geographic Information,” for additional information on the Company’s reportable segments.
Fiscal Year
The Company utilizes a fifty-two or fifty-three week fiscal year ending on the Friday nearest December 31. Fiscal years 2018, 2017 and 2016 consisted of fifty-two weeks and ended on December 28, 2018, December 29, 2017 and December 30, 2016, respectively.
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
Discontinued Operations
In determining whether a group of assets which has been disposed of (or is to be disposed of) should be presented as a discontinued operation, the Company analyzes whether the group of assets being disposed of represented a component of the entity; that is, whether it had historic operations and cash flows that were clearly distinguished (both operationally and for financial reporting purposes). In addition, the Company considers whether the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.
The assets and liabilities of a discontinued operation held for sale, other than goodwill, are measured at the lower of carrying amount or fair value less cost to sell. When a portion of a goodwill reporting unit that constitutes a business is to be disposed of, the goodwill associated with that business is included in the carrying amount of the business based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained.  The Company allocates interest to discontinued operations if the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of the disposal transaction.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable net assets of a business acquired and is assigned to one or more reporting units. The Company tests each reporting unit’s goodwill for impairment at least annually as of the last day of the fiscal year and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. In conducting its goodwill test, the Company first performs a qualitative assessment, which requires that it consider events or circumstances including, but not limited to, macro-economic conditions, market and industry conditions, cost factors, competitive environment, changes in strategy, changes in customers, changes in the Company’s stock price, results of the last impairment test, and the operational stability and the overall financial performance of the reporting units. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair values of its reporting units are greater than the carrying amounts, then the quantitative goodwill impairment test is not performed.
If the qualitative assessment indicates that the quantitative analysis should be performed, the Company then evaluates goodwill for impairment by comparing the fair value of each of its reporting units to its carrying value, including the associated goodwill. To determine the fair values, the Company uses a weighted combination of the market approach based on comparable publicly traded companies and the income approach based on estimated discounted future cash flows. The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors.
The Company completed its annual goodwill impairment test as of December 28, 2018 and determined, after performing a qualitative review of each reporting unit, that it is more likely than not that the fair value of each of its reporting units exceeds the respective carrying amounts. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed. The Company does not believe that either of its reporting units are at risk for impairment.
Other Intangible Assets
Other intangible assets consist of purchased technology and patents, customer lists and trademarks. Definite-lived intangible assets are amortized on an accelerated or straight-line basis, which approximates the projected cash flows used to determine the fair value of those definite-lived intangible assets at the time of acquisition, as follows: purchased technology and patents 5-15 years; customer lists 7-20 years and other intangible assets 1-10 years. Certain trademark assets are considered indefinite-lived intangible assets and are not amortized. The Company expenses the costs incurred to renew or extend the term of intangible assets.
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
Equity Investments
The Company holds long-term, strategic investments in companies to promote business and strategic objectives. These investments are included in Other Assets on the Consolidated Balance Sheets. Equity investments are measured and recorded as follows:

•
Non-marketable equity securities are equity securities without readily determinable fair value are measured and recorded at fair value with changes in fair value recognized within net income. The Company has elected the practicability exception to use an alternative that measures the securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. Prior to fiscal 2018, these securities were accounted for using the cost method of accounting, measured at cost less other-than-temporary impairment.

•
Equity method investments are equity securities in investees the Company does not control but over which it has the ability to exercise influence. Equity method investments are measured at cost minus impairment, if any, plus or minus our share of equity method investee income or loss.

Realized and unrealized gains and losses resulting from changes in fair value or the sale of these equity investments is recorded through (Gain) Loss on Equity Investments, Net. The carrying value of the Company’s non-marketable equity securities is adjusted for qualifying observable price changes resulting from the issuance of similar or identical securities by the same issuer. Determining whether an observed transaction is similar to a security within the Company’s portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of the Company’s equity securities as a result of observable price changes requires quantitative assessments of the fair value of these securities using various valuation methodologies and involves the use of estimates.
Non-marketable equity securities and equity method investments (collectively referred to as non-marketable equity investments) are also subject to periodic impairment reviews. The Company’s quarterly impairment analysis considers both qualitative and quantitative factors that may have a significant impact on the investee's fair value. Qualitative factors considered include the investee's financial condition and business outlook, market for technology, operational and financing cash flow activities, technology and regulatory approval progress, and other relevant events and factors affecting the investee. When indicators of impairment exist, quantitative assessments of the fair value of the Company’s non-marketable equity investments are prepared.
To determine the fair value of these investments, the Company uses all pertinent financial information available related to the investees, including financial statements, market participant valuations from recent and proposed equity offerings, and other third-party data.

•
Non-marketable equity securities are tested for impairment using a qualitative model similar to the model used for goodwill and long-lived assets. Upon determining that an impairment may exist, the security's fair value is calculated and compared to its carrying value and an impairment is recognized immediately if the carrying value exceeds the fair value. Prior to 2018, non-marketable equity securities were tested for impairment using the other-than-temporary impairment model.

•
Equity method investments are subject to periodic impairment reviews using the other-than-temporary impairment model, which considers the severity and duration of a decline in fair value below cost and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery.

The Company has determined that its investments are not considered variable interest entities. The Company’s exposure related to these entities is limited to its recorded investment. These investments are in start-up research and development companies whose fair value is highly subjective in nature and subject to future fluctuations, which could be significant. Refer to Note 16 “Fair Value Measurements” for additional information on the Company’s equity investments.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Debt Issuance Costs and Discounts
Debt issuance costs and discounts associated with the issuance of debt by the Company are deferred and amortized over the lives of the related debt. Debt issuance costs incurred in connection with the Company’s issuance of its revolving credit facility are classified within Other Assets and amortized to Interest Expense on a straight-line basis over the contractual term of the credit facility. Debt issuance costs and discounts related to the Company’s term-debt are recorded as a reduction of the carrying value of the related debt and are amortized to Interest Expense using the effective interest method over the period from the date of issuance to the put option date (if applicable) or the maturity date, whichever is earlier. The amortization of debt issuance costs and discounts are included in Debt Related Charges Included in Interest Expense in the Consolidated Statements of Cash Flows. Upon prepayment of the related debt, the Company accelerates the recognition of a proportionate amount of the costs as refinancing or extinguishment of debt. Note 8 “Debt” contains additional information on the Company’s debt issuance costs and discounts.
Income Taxes
The consolidated financial statements of the Company have been prepared using the asset and liability approach to account for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits, and temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided on deferred tax assets if it is determined, within each taxing jurisdiction, that it is more likely than not that the asset will not be realized.
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
The Company evaluates the pattern of revenue recognition as a performance obligation is satisfied and the customer has obtained control of the products. Control is defined as the ability to direct the use of and obtain substantially all of the remaining benefits of the product. The customer obtains control of the products when title and risk of ownership transfers to them, which is primarily based upon shipping terms. Accordingly, the majority of the Company’s revenues are recognized at the point of shipment. In instances where title and risk of ownership do not transfer to the customer until the products have reached the customer’s location, revenue is recognized at that point in time. Revenue is recognized net of sales tax, value-added taxes and other taxes.

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
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and less frequently, unearned revenue. Accounts receivable are recorded when the right to consideration becomes unconditional. Unearned revenue is recorded when customers pay or are billed in advance of the Company’s satisfaction of performance obligations. Contract liabilities were $2.3 million and $2.2 million as of December 28, 2018 and December 29, 2017, respectively, and are classified as Accrued Expenses on the Consolidated Balance Sheets. During the year ended December 28, 2018, the Company recognized $1.9 million of revenue that was included in the contract liability balance as of December 29, 2017. The Company does not have any contract assets.
Transaction Price
Generally, the transaction price of the Company’s contracts consists of a unit price for each individual product included in the contract, which can be fixed or variable based on the number of units ordered. In some instances, the transaction price also includes a rebate for meeting certain volume-based targets over a specified period of time. The transaction price of a contract is determined based on the unit price and the number of units ordered, reduced by the rebate expected to be earned on those units. Rebates are estimated based on the expected achievement of the volume-based target using the most likely amount method and updated quarterly. Any adjustments to these estimates are recognized under the cumulative catch-up method, such that impact of the adjustment is recognized in the period in which it is identified. Volume discounts and rebates and other pricing concessions earned by customers are offset against their receivable balances.
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
Stock-Based Compensation
The Company recognizes stock-based compensation expense for its related compensation plans, which include stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”). For the Company's PRSUs, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of targets based on market-based conditions, such as total shareholder return, or financial metrics based on the Company’s operating results. The Company recognizes forfeitures of equity awards as incurred.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
All stock option awards granted under the Company’s compensation plans have an exercise price equal to the closing stock price on the date of grant, a ten-year contractual life and generally, vest annually over a three-year vesting term. RSUs typically vest in equal annual installments over a three or four year period. Stock options and RSAs issued to members of the Company’s Board of Directors as a portion of their annual retainer vest quarterly over a one-year vesting term. Earned PRSUs typically vest two or three years from the date of grant.
The Company records deferred tax assets for awards that result in deductions on the Company's income tax returns, based on the amount of stock-based compensation expense recognized and the statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded as a component of income tax expense in the Consolidated Statements of Operations. Note 10 “Stock-Based Compensation” contains additional information on the Company’s stock-based compensation.
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
The Company has foreign operations in Ireland, Switzerland, Mexico, Uruguay, and Malaysia, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swiss francs, Mexican pesos, Uruguayan pesos, and Malaysian ringgits. To the extent that monetary assets and liabilities, including short-term and long-term intercompany loans, are recorded in a currency other than the functional currency of the subsidiary, these amounts are remeasured each period at the period-end exchange rate, with the resulting gain or loss being recorded in Other (Income) Loss, Net in the Consolidated Statements of Operations. Net foreign currency transaction gains (losses) included in Other (Income) Loss, Net amounted to $(1.6) million, $(10.9) million and $4.3 million for 2018, 2017 and 2016, respectively, and primarily related to the remeasurement of intercompany loans and the fluctuation of the U.S. dollar relative to the Euro.
Defined Benefit Plans
The Company recognizes in its balance sheet as an asset or liability the overfunded or underfunded status of its defined benefit plans provided to its employees located in Mexico and Switzerland. This asset or liability is measured as the difference between the fair value of plan assets, if any, and the benefit obligation of those plans. For these plans, the benefit obligation is the projected benefit obligation, which is calculated based on actuarial computations of current and future benefits for employees. Actuarial gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of Accumulated Other Comprehensive Income. The Company records the service cost component of net benefit costs in Cost of Sales and Selling, General and Administrative expenses. The interest cost component of net benefit costs is recorded in Interest Expense and the remaining components of net benefit costs, amortization of net losses and expected return on plan assets, are recorded in Other (Income) Loss, Net. Note 9 “Benefit Plans” contains additional information on these costs.
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
Comprehensive Income (Loss)
The Company’s comprehensive income (loss) as reported in the Consolidated Statements of Comprehensive Income (Loss) includes net income (loss), foreign currency translation adjustments, the net change in cash flow hedges, and defined benefit plan liability adjustments. The Consolidated Statements of Comprehensive Income (Loss) and Note 15 “Accumulated Other Comprehensive Income” contains additional information on the computation of the Company’s comprehensive income (loss).

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
Recently Adopted Accounting Guidance
On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance provided alternative methods of adoption. Subsequent guidance issued after May 2014 did not change the core principle of ASU 2014-09.
The Company adopted the new guidance in the first quarter of fiscal 2018, using the modified retrospective transition method applied to those contracts which were not completed as of December 30, 2017.  Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company’s historical accounting.  The adoption of this ASU did not have an impact on the consolidated financial statements and therefore no cumulative adjustment was recorded to equity. The Company has updated its internal controls for changes and expanded disclosures have been made in the Notes to the Financial Statements as a result of adopting the standard. Refer to Note 17, “Segment and Geographic Information for additional revenue disclosures.
ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities,” became effective prospectively for the Company in the first quarter of fiscal 2018. This ASU requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures, and limited liability companies, at fair value with changes in fair value recognized within net income. This ASU does not apply to equity method investments, investments that result in consolidation of the investee or investments in certain investment companies.  For investments in equity securities without a readily determinable fair value, an entity is permitted to elect a practicability exception, under which the investment will be measured at cost, less impairment, plus or minus observable price changes from orderly transactions of an identical or similar investment of the same issuer.
Additionally, this ASU eliminated the requirement to assess whether an impairment of an equity investment is other than temporary. The impairment model for equity investments subject to this election is now a single-step model whereby an entity performs a qualitative assessment to identify impairment. If the qualitative assessment indicates that an impairment exists, the entity would estimate the fair value of the investment and recognize in net income an impairment loss equal to the difference between the fair value and the carrying amount of the equity investment.
The Company’s non-marketable equity securities formerly classified as cost method investments are measured and recorded using the measurement alternative. The Company has elected the practicability exception whereby these investments are measured at cost, less impairment, plus or minus observable price changes from orderly transactions of identical or similar investments of the same issuer. Refer to Note 16 “Fair Value Measurements” for additional information on the Company’s equity investments.
In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows for the reclassification of certain income tax effects related to the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) between accumulated other comprehensive income and retained earnings, thereby eliminating the stranded tax effects that were created as a result of the reduction of the U.S. federal corporate income tax rate. The effective date of this ASU for the Company is the first quarter of fiscal 2019, with early adoption permitted. The Company elected to early adopt this ASU during the fourth quarter of fiscal 2018 and reclassified the related tax effects from the change in the federal corporate tax from accumulated other comprehensive income to retained earnings. The reclassification was adopted on a prospective basis and is reflected in the Consolidated Statements of Stockholders’ Equity.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements Not Yet Effective
On February 24, 2016, the FASB issued ASU 2016-02, “Leases,” requiring lessees to recognize in the statement of financial position a lease liability, which represents the obligation to make future payments, and a right-of-use asset, which represents the Company’s right to use the underlying asset for the lease term, for all leases except short-term leases.  The classification of a lease as financing or operating will affect the pattern and classification of expense recognition in the statement of operations.
The new standard offers several optional practical expedients in transition.  The Company plans to elect the “Package of Three,” which allows the Company to not reassess its prior conclusions regarding lease identification, lease classification and initial direct costs, and the practical expedient for short-term lease recognition exemption for all leases that qualify.  Additionally, in July 2018, the FASB issued ASU 2018-11, “Leases -Targeted Improvements,” which provides an alternative transition method that allows entities to initially apply the new guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company intends to adopt the new standard using this transition method.
This new guidance is effective for public companies in fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted.  This guidance was effective for the Company on December 29, 2018, the first day of fiscal 2019.
The Company has substantially completed its evaluation of the new accounting standard and its impact on the Company’s lease portfolio. The Company believes the largest impact will be the recognition of right-of-use assets and lease liabilities on the consolidated balance sheets, as the Company’s lease portfolio primarily consists of operating leases for facilities and equipment, which are not recognized on the consolidated balance sheets under current accounting standards.  The Company expects to recognize right-of-use assets and corresponding lease liabilities of approximately $40 million to $50 million at the date of adoption. The results of operations are not expected to change significantly as a result of adopting the new standard.  During the first quarter of fiscal 2019, the Company will finalize its accounting assessment and quantification of the impact of adoption on the Company’s financial statements and corresponding disclosures.
As the Company completes its evaluation, new information may arise that could change the Company’s current understanding of the impact of the new standard on its lease portfolio. The Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession, and adjust the Company’s assessment and adoption plans accordingly.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2.)    DISCONTINUED OPERATIONS AND DIVESTITURES
Discontinued Operations and Divestiture of AS&O Product Line
On May 3, 2018, the Company entered into a definitive agreement to sell its AS&O Product Line to Viant, and on July 2, 2018, completed the sale, collecting cash proceeds of approximately $581 million, which is net of transaction costs and adjustments set forth in the definitive purchase agreement. In connection with the sale, the parties executed a transition services agreement whereby the Company will provide certain corporate services (including accounting, payroll, and information technology services) to Viant for a period of up to one year from the date of the closing to facilitate an orderly transfer of business operations. Viant will pay Integer for these services, with such payments varying in amount and length of time as specified in the transition services agreement. The Company recognized $3.6 million of income under the transition services agreement for the performance of services during 2018, of which $0.2 million is within Cost of Sales and $3.4 million is within Selling, General and Administrative expenses in the Consolidated Statement of Operations for the year ended December 28, 2018. In addition, the parties executed long-term supply agreements under which the Company and Viant have agreed to supply the other with certain products at prices specified in the agreements for a term of three years.
In connection with the closing of the transaction, the Company recognized a pre-tax gain on sale of discontinued operations of $195.0 million. The Company is in the process of finalizing the net working capital adjustment with Viant as provided for in the definitive purchase agreement. The final net working capital adjustment, as determined through the established process outlined in the definitive purchase agreement, may be different from the Company’s estimates. The impact of any changes in the net working capital adjustment will be recorded as an adjustment to the gain on sale from discontinued operations in the period such change occurs. Additionally, the income taxes associated with the gain will be impacted by the final allocation of the sales price, which must be agreed to with Viant as required in the definitive purchase agreement and may be materially different from the Company’s estimates. The impact of any changes in estimated income taxes will be recorded as an adjustment to discontinued operations in the period such change in estimate occurs.
As the AS&O Product Line was a portion of the Medical goodwill reporting unit, and management determined it met the definition of a business, goodwill was allocated to the AS&O Product Line on a relative fair value basis. The fair value of the AS&O Product Line assets was based primarily on the purchase price of $600 million prior to closing adjustments.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2.)    DISCONTINUED OPERATIONS AND DIVESTITURES (Continued)
Income (loss) from discontinued operations, net of taxes, for fiscal years 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Sales	$178,020	$325,841	$311,276
Cost of sales	148,357	286,300	270,656
Gross profit	29,663	39,541	40,620
Selling, general and administrative expenses	8,905	18,500	16,847
Research, development and engineering costs	2,352	6,397	7,102
Other operating expenses	1,805	854	1,324
Interest expense	22,833	42,488	42,939
Gain on sale of discontinued operations	(194,965)	—	—
Other (income) loss, net	420	(1,266)	(612)
Income (loss) from discontinued operations before taxes	188,313	(27,432)	(26,980)
Provision (benefit) for income taxes	67,382	(7,024)	(8,063)
Income (loss) from discontinued operations	$120,931	$(20,408)	$(18,917)
Interest expense included in discontinued operations reflects an estimate of interest expense related to the debt that was required to be repaid with the proceeds from the sale of the AS&O Product Line.
Cash flow information from discontinued operations for fiscal years 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
Cash used in operating activities	$(12,498)	$3,167	$3,596
Cash provided by (used in) investing activities	577,833	(16,771)	(17,367)

Depreciation and amortization	$7,450	$21,613	$17,656
Capital expenditures	3,610	16,844	17,656
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
The portion of the former QiG segment spun-off consisted of QiG Group, LLC and its subsidiaries: (i) Algostim, LLC (“Algostim”), (ii) PelviStim LLC (“PelviStim”), and (iii) the Company’s NeuroNexus Technologies (“NeuroNexus”) subsidiary. The operations of Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”) and certain other existing QiG research and development capabilities were retained by the Company and not included as part of the Spin-off. As the Company continues to focus on the design and development of complete medical device systems and components, and more specifically on medical device systems and components in the neuromodulation market, the Spin-off was not considered a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the Spin-off is not presented as a discontinued operation in the Company’s Consolidated Financial Statements. The results of Nuvectra are included in the Consolidated Statements of Operations through the date of the Spin-off.
In connection with the Spin-off, during the first quarter of 2016, the Company made a cash capital contribution of $75 million to Nuvectra and divested assets of $130.8 million and liabilities of $2.1 million. Nuvectra contributed a pre-tax loss of $5.2 million to the Company’s results of operations for the fiscal year ended December 30, 2016.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following represents supplemental cash flow information, including supplemental information related to discontinued operations, for fiscal years 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$2,303	$3,474	$3,499
Cash paid (refunded) during the year for:
Interest	79,661	93,839	106,475
Income taxes	23,155	(8,185)	7,263

Cash and cash equivalents, end of period, are comprised of:
Cash and cash equivalents	$25,569	$37,341
Cash included in current assets of discontinued operations held for sale	—	6,755
Total cash and cash equivalents, end of period	$25,569	$44,096
(4.)     INVENTORIES
Inventories are comprised of the following (in thousands):

	December 28, 2018	December 29, 2017
Raw materials	$80,213	$85,050
Work-in-process	75,711	63,620
Finished goods	34,152	28,068
Total	$190,076	$176,738
(5.)     PROPERTY, PLANT AND EQUIPMENT, NET
PP&E is comprised of the following (in thousands):

	December 28, 2018	December 29, 2017
Manufacturing machinery and equipment	$261,912	$249,233
Buildings and building improvements	95,886	97,346
Information technology hardware and software	60,901	54,302
Leasehold improvements	61,418	58,918
Furniture and fixtures	15,082	15,068
Land and land improvements	11,544	13,146
Construction work in process	23,886	19,758
Other	1,048	829
	531,677	508,600
Accumulated depreciation	(300,408)	(273,420)
Total	$231,269	$235,180
Depreciation expense for PP&E was as follows for fiscal years 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Depreciation expense	$40,078	$38,077	$37,398

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The change in the carrying amount of goodwill by reportable segment during fiscal year 2018 was as follows (in thousands):

	Medical	Non-Medical	Total
December 29, 2017	$822,870	$17,000	$839,870
Foreign currency translation	(7,532)	—	(7,532)
December 28, 2018	$815,338	$17,000	$832,338
As of December 28, 2018, no accumulated impairment loss has been recognized for the goodwill allocated to the Company’s Medical or Non-Medical segments.
Intangible Assets
Intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 28, 2018
Definite-lived:
Purchased technology and patents	$241,726	$(125,540)	$116,186
Customer lists	710,406	(104,556)	605,850
Other	3,503	(3,489)	14
Total amortizing intangible assets	$955,635	$(233,585)	$722,050
Indefinite-lived:
Trademarks and tradenames			$90,288

December 29, 2017
Definite-lived:
Purchased technology and patents	$243,679	$(111,185)	$132,494
Customer lists	718,649	(78,621)	640,028
Other	4,660	(4,597)	63
Total amortizing intangible assets	$966,988	$(194,403)	$772,585
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense is comprised of the following for fiscal years 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Cost of sales	$14,134	$15,183	$15,368
SG&A	26,658	24,840	19,590
RD&E	154	545	512
Other Operating Expenses (“OOE”)	514	2,538	—
Total intangible asset amortization expense	$41,460	$43,106	$35,470
Estimated future intangible asset amortization expense based upon the carrying value as of December 28, 2018 is as follows (in thousands):

	2019	2020	2021	2022	2023	After 2023
Amortization Expense	$40,200	$40,511	$39,658	$38,623	$36,779	$526,279

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7.)    ACCRUED EXPENSES
Accrued expenses are comprised of the following (in thousands):

	December 28, 2018	December 29, 2017
Salaries and benefits	$21,830	$25,103
Profit sharing and bonuses	22,912	13,625
Product warranties	2,600	2,820
Deferred revenue	2,482	1,610
Accrued interest	1,944	8,523
Other	8,722	8,695
Total	$60,490	$60,376
(8.)     DEBT
Long-term debt is comprised of the following (in thousands):

	December 28, 2018	December 29, 2017
Senior secured term loan A	$304,687	$335,157
Senior secured term loan B	632,286	873,286
9.125% senior notes due 2023	—	360,000
Revolving line of credit	5,000	74,000
Unamortized discount on term loan B and debt issuance costs	(16,466)	(33,278)
Total debt	925,507	1,609,165
Current portion of long-term debt	(37,500)	(30,469)
Total long-term debt	$888,007	$1,578,696
Senior Secured Credit Facilities
The Company has senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), (ii) a $305 million term loan A facility (the “TLA Facility”), and (iii) a $632 million term loan B facility (the “TLB Facility”). The TLA Facility and TLB Facility are collectively referred to as the “Term Loan Facilities.” The TLB Facility was issued at a 1% discount.
On June 8, 2018, the Company amended the Senior Secured Credit Facilities to permit the sale of the AS&O Product Line. As required by the amended terms of the Company’s Senior Secured Credit Facilities, the Company paid down indebtedness as a result of the disposition of the AS&O Product Line. On July 10, 2018, the Company completed the redemption in full of its 9.125% senior notes due on November 1, 2023 (the “Senior Notes”) at a redemption price of 100% of the principal amount of the Senior Notes plus the applicable “make-whole” premium of $31.3 million and accrued and unpaid interest through the redemption date. Upon completion of the redemption of the Senior Notes, the indenture governing the Senior Notes was satisfied and discharged. The Company utilized the remaining net proceeds to pay down an additional $188 million outstanding under the Senior Secured Credit Facilities, consisting of $114 million on the TLB Facility and $74 million on the Revolving Credit Facility.
Revolving Credit Facility
The Revolving Credit Facility matures on October 27, 2020. The Revolving Credit Facility includes a $15 million sublimit for swingline loans and a $25 million sublimit for standby letters of credit. The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.175% and 0.25%, depending on the Company’s Total Net Leverage Ratio (as defined in the Senior Secured Credit Facilities agreement). Interest rates on the Revolving Credit Facility, as well as the TLA Facility, are at the Company’s option, either at: (i) the prime rate plus the applicable margin, which will range between 0.75% and 2.25%, based on the Company’s Total Net Leverage Ratio, or (ii) the applicable LIBOR rate plus the applicable margin, which will range between 1.75% and 3.25%, based on the Company’s Total Net Leverage Ratio.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8.)     DEBT (Continued)
As of December 28, 2018, the Company had $5 million of outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $188.2 million after giving effect to $6.8 million of outstanding standby letters of credit. As of December 28, 2018, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 5.01%.
Subject to certain conditions, commitments under the Revolving Credit Facility may be increased through an incremental revolving facility so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00.
Term Loan Facilities
The TLA Facility and TLB Facility mature on October 27, 2021 and October 27, 2022, respectively. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 2.00% or (ii) the applicable LIBOR rate plus 3.00%, with LIBOR subject to a 1.00% floor. As of December 28, 2018, the interest rates on the TLA Facility and TLB Facility were 5.01% and 5.39%, respectively.
Subject to certain conditions, one or more incremental term loan facilities may be added to the Term Loan Facilities so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00.
Covenants
The Revolving Credit Facility and the TLA Facility contain covenants requiring (A) a maximum total net leverage ratio of 5.50:1.0, subject to step downs beginning in the first quarter of 2019 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 2.75:1.0, subject to step ups beginning in the first quarter of 2019. As of December 28, 2018, the Company was in compliance with these financial covenants. The TLB Facility does not contain any financial maintenance covenants.
The Senior Secured Credit Facilities also contain negative covenants that restrict the Company’s ability to (i) incur additional indebtedness; (ii) create certain liens; (iii) consolidate or merge; (iv) sell assets, including capital stock of the Company’s subsidiaries; (v) engage in transactions with the Company’s affiliates; (vi) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; (vii) pay dividends on capital stock or redeem, repurchase or retire capital stock; (viii) pay, prepay, repurchase or retire certain subordinated indebtedness; (ix) make investments, loans, advances and acquisitions; (x) make certain amendments or modifications to the organizational documents of the Company or its subsidiaries or the documentation governing other senior indebtedness of the Company; and (xi) change the Company’s type of business. These negative covenants are subject to a number of limitations and exceptions that are described in the Senior Secured Credit Facilities agreement. As of December 28, 2018, the Company was in compliance with all negative covenants under the Senior Secured Credit Facilities.
The Senior Secured Credit Facilities provide for customary events of default. Upon the occurrence and during the continuance of an event of default, the outstanding advances and all other obligations under the Senior Secured Credit Facilities become immediately due and payable.
9.125% Senior Notes due 2023
On October 27, 2015, the Company completed a private offering of $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023. On July 10, 2018, the Company completed the redemption in full of the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes plus the applicable “make-whole” premium of $31.3 million and accrued and unpaid interest through the redemption date. The “make-whole” premium is included in Interest Expense in the accompanying Consolidated Statements of Operations. Upon completion of the redemption of the Senior Notes, the indenture governing the Senior Notes was satisfied and discharged.
As of December 28, 2018, the weighted average interest rate on all outstanding borrowings is 5.27%.
(8.)     DEBT (Continued)
Contractual maturities of the Company’s debt facilities for the next five years and thereafter, excluding any discounts or premiums, as of December 28, 2018 are as follows (in thousands):

	2019	2020	2021	2022	After 2022
Future minimum principal payments	$37,500	42,500	229,687	632,286	—

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs and Discounts
The Company incurred debt issuance costs in conjunction with the issuance of the Senior Secured Credit Facilities and the Senior Notes. The change in deferred debt issuance costs related to the Company’s Revolving Credit Facility is as follows (in thousands):

December 30, 2016	$3,800
Amortization during the period	(992)
December 29, 2017	2,808
Amortization during the period	(991)
December 28, 2018	$1,817
The change in unamortized discount and debt issuance costs related to the Term Loan Facilities and Senior Notes is as follows (in thousands):

	Debt Issuance Costs	Unamortized Discount on TLB Facility	Total
December 30, 2016	$32,096	$8,741	$40,837
Financing costs incurred	2,360	—	2,360
Write-off of debt issuance costs and unamortized discount(1)	(2,421)	(1,104)	(3,525)
Amortization during the period	(5,146)	(1,248)	(6,394)
December 29, 2017	26,889	6,389	33,278
Write-off of debt issuance costs and unamortized discount(1)	(9,757)	(1,610)	(11,367)
Amortization during the period	(4,419)	(1,026)	(5,445)
December 28, 2018	$12,713	$3,753	$16,466
__________

(1)
The Company redeemed its Senior Notes and prepaid portions of its TLB Facility during 2018 and 2017 and recognized losses from extinguishment of debt of $11.4 million and $3.5 million, respectively, which are included in Interest Expense, Net in the Consolidated Statements of Operations. The loss from extinguishment of debt represents the unamortized debt issuance costs related to the Senior Notes and the portion of the unamortized discount and debt issuance costs related to the portion of the TLB Facility that was prepaid and is included in Interest Expense in the accompanying Consolidated Statements of Operations.

(8.)     DEBT (Continued)
Interest Rate Swap
During 2016, the Company entered into a three year $200 million interest rate swap to hedge against potential changes in cash flows on the outstanding variable rate debt, which is indexed to the one-month LIBOR rate. The variable rate received on the interest rate swap and the variable rate paid on the variable rate debt will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same day. The swap is being accounted for as a cash flow hedge.
Information regarding the Company’s outstanding interest rate swap designated as a cash flow hedge as of December 28, 2018 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$200,000	Jun-17	Jun-20	1.1325%	2.5063%	$4,171	Other Assets

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the interest rate swap agreements represents the amount the Company expects to receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swaps during 2018, 2017, or 2016 were considered ineffective. The amount recorded to Interest Expense related to the Company’s interest rate swaps was a reduction of $1.7 million and $0.5 million during 2018 and 2017, respectively, and an increase of $0.1 million during 2016. The estimated Accumulated Other Comprehensive Income related to the Company’s interest rate swaps that is expected to be reclassified into earnings within the next twelve months is a $2.8 million gain.
(9.)     BENEFIT PLANS
Savings Plan
The Company sponsors a defined contribution 401(k) plan (the “Plan”), for its U.S. based employees. The Plan provides for the deferral of employee compensation under Internal Revenue Code §401(k) and a Company match.
The Company matches $0.50 per dollar of participant deferral, up to 6% of the compensation of each participant. Contributions from employees, as well at those matched by the Company, vest immediately. Net costs related to defined contribution plans were $6.8 million in 2018, $6.0 million in 2017 and $4.6 million in 2016.
Defined Benefit Plans
The Company is required to provide its employees located in Switzerland and Mexico certain statutorily mandated defined benefits. Under these plans, benefits accrue to employees based upon years of service, position, age and compensation. The defined benefit pension plan provided to the Company’s employees located in Switzerland is a funded contributory plan, while the plans that provide benefits to the Company’s employees located in Mexico are unfunded and noncontributory. The assets of the Switzerland plan are held at an AA- rated insurance carrier who bears the pension risk and longevity risk, and will be used to cover the pension liability for the remaining retirees of the Swiss plan, as well as the remaining employees at that location. The liability and corresponding expense related to these benefit plans is based on actuarial computations of current and future benefits for employees.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9.)     BENEFIT PLANS (Continued)
The Company’s fiscal year end dates are the measurement dates for its defined benefit plans. Information relating to the funding position of the Company’s defined benefit plans for fiscal years 2018 and 2017 were as follows (in thousands):

	2018	2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,608	$2,285
Service cost	214	200
Interest cost	48	42
Plan participants’ contribution	84	75
Actuarial gain	(150)	(90)
Benefits (paid) transferred in, net	42	(11)
Settlements	(619)	—
Foreign currency translation	(24)	107
Projected benefit obligation at end of year	2,203	2,608
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	1,358	1,172
Employer contributions	83	56
Plan participants’ contributions	84	75
Actual loss on plan assets	(11)	—
Benefits transferred in, net	62	—
Settlements	(619)	—
Foreign currency translation	(11)	55
Fair value of plan assets at end of year	946	1,358
Projected benefit obligation in excess of plan assets at end of year	$1,257	$1,250
Defined benefit liability classified as other current liabilities	$54	$32
Defined benefit liability classified as long-term liabilities	$1,203	$1,218
Accumulated benefit obligation at end of year	$1,809	$2,189
Amounts recognized in Accumulated Other Comprehensive Income (Loss) for fiscal years 2018 and 2017 are as follows (in thousands):

	2018	2017
Net (gain) loss occurring during the year	$(130)	$74
Amortization of losses	(101)	(45)
Prior service cost	1	1
Amortization of prior service cost	(2)	(2)
Pre-tax adjustment (gain) loss	(232)	28
Tax benefit	(70)	(5)
Net (gain) loss	$(302)	$23
The amortization of amounts in Accumulated Other Comprehensive Income expected to be recognized as components of net periodic benefit expense during fiscal year 2019 are as follows (in thousands):

Amortization of net prior service cost	$1
Amortization of net loss	5

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9.)     BENEFIT PLANS (Continued)
Net pension cost for fiscal years 2018 and 2017 is comprised of the following (in thousands):

	2018	2017	2016
Service cost	$214	$200	$173
Interest cost	48	42	36
Settlements loss	69	—	—
Expected return on assets	(17)	(19)	(18)
Recognized net actuarial loss	33	44	38
Net pension cost	$347	$267	$229
The weighted-average rates used in the actuarial valuations to determine the net pension cost for fiscal years 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Discount rate	3.1%	2.9%	2.3%
Salary growth	3.2%	3.1%	2.4%
Expected rate of return on assets	1.3%	1.5%	2.0%
The weighted-average rates used in the actuarial valuations to determine the projected benefit obligation for fiscal years 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Discount rate	6.0%	3.1%	2.9%
Salary growth	4.1%	3.2%	3.1%
Expected rate of return on assets	1.4%	1.3%	1.5%
The following table provides information by level for the defined benefit plan assets that are measured at fair value as of December 28, 2018 and December 29, 2017 (in thousands).

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 28, 2018
Insurance contract	$946	$—	$946	$—
December 29, 2017
Insurance contract	$1,358	$—	$1,358	$—
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
Estimated benefit payments over for the next ten years as of December 28, 2018 are as follows (in thousands):

	2019	2020	2021	2022	2023	2024-2028
Estimated benefit payments	$104	121	124	134	145	964

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
As of December 28, 2018, there were 722,766, 119,866 and 65,190 shares available for future grants under the 2016 Plan, 2011 Plan and 2009 Plan, respectively. Due to plan sub-limits, of the shares available for grant, 7,488 shares may be awarded under the 2009 Plan in the form of restricted stock, restricted stock units or stock bonuses.
The Company recognized a net tax benefit from the exercise of stock options and vesting of restricted stock and restricted stock units of $3.8 million, $1.9 million and $2.3 million for 2018, 2017 and 2016, respectively. Beginning in 2017, this amount was recorded as a component of income tax expense. In 2016, these amounts were recorded as increases in additional paid-in capital on the Consolidated Balance Sheets and as cash from financing activities on the Consolidated Statements of Cash Flows.
Stock-based Compensation Expense
The components and classification of stock-based compensation expense for fiscal years 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Stock options	$873	$1,633	$2,455
RSAs and RSUs (time-based)	6,024	4,952	1,764
PRSUs	3,159	6,867	3,887
Stock-based compensation expense - continuing operations	10,056	$13,452	$8,106
Discontinued operations	414	1,228	302
Total stock-based compensation expense	$10,470	$14,680	$8,408

Cost of sales	$849	$748	$208
SG&A	9,090	9,893	6,086
RD&E	112	642	337
OOE	5	2,169	1,475
Discontinued operations	414	1,228	302
Total stock-based compensation expense	$10,470	$14,680	$8,408
During the first quarter of 2017, the Company recorded $2.2 million of accelerated stock-based compensation expense in connection with the transition of its former Chief Executive Officer per the terms of his contract, which was classified as OOE. During the first quarter of 2016, the Company recorded $0.5 million of accelerated stock-based compensation expense in connection with the Spin-off, which was classified as OOE.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10.)     STOCK-BASED COMPENSATION (Continued)
Stock Options
The following table includes the weighted average grant date fair value of stock options granted to employees during fiscal years 2018, 2017 and 2016 and the related weighted average assumptions used in the Black-Scholes model:

	2018	2017	2016
Weighted average fair value of options granted	$14.89	$12.86	$8.52
Assumptions:
Expected term (in years)	4.0	4.5	4.7
Risk-free interest rate	2.21%	1.77%	1.49%
Expected volatility	39%	37%	27%
Expected dividend yield	0%	0%	0%
The following table summarizes stock option activity during the fiscal year ended December 28, 2018:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2017	931,353	$30.89
Granted	28,447	45.13
Exercised	(413,317)	30.02
Forfeited or expired	(23,700)	41.28
Outstanding at December 28, 2018	522,783	$31.88	5.8	$23.1
Vested and expected to vest at December 28, 2018	522,783	$31.88	5.8	$23.1
Exercisable at December 28, 2018	488,468	$31.37	5.6	$21.8
Intrinsic value is calculated for in-the-money options (exercise price less than market price) as the difference between the market price of the Company’s common shares as of December 28, 2018 ($76.03) and the weighted average exercise price of the underlying stock options, multiplied by the number of options outstanding and/or exercisable. As of December 28, 2018, $0.5 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 1.2 years. Shares are distributed from the Company’s authorized but unissued reserve upon the exercise of stock options.
The following table provides certain information relating to the exercise of stock options during fiscal years 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Intrinsic value	$17,722	$13,928	$690
Cash received	12,409	19,324	2,821

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10.)     STOCK-BASED COMPENSATION (Continued)
Restricted Stock Awards and Restricted Stock Units
The following table summarizes time-vested RSA and RSU activity during the fiscal year ended December 28, 2018:

	Time-Vested Restricted Stock Units and Awards	Weighted Average Grant Date Fair Value
Nonvested at December 29, 2017	163,431	$35.96
Granted	167,514	52.14
Vested	(134,423)	38.88
Forfeited	(54,286)	42.44
Nonvested at December 28, 2018	142,236	$49.78
As of December 28, 2018, there was $5.8 million of total unrecognized compensation cost related to time-based RSAs and RSUs, which is expected to be recognized over a weighted-average period of approximately 2.3 years. The fair value of RSA and RSU shares vested in 2018, 2017 and 2016 was $9.7 million, $6.4 million and $1.3 million, respectively. The weighted average grant date fair value of RSAs and RSUs granted during fiscal years 2018, 2017 and 2016 was $52.14, $34.18 and $47.95, respectively.
Performance-Based Shares
The following table summarizes the maximum number of PRSUs which could be earned and related activity during the fiscal year ended December 28, 2018:

	Performance- Vested Restricted Stock Units and Awards	Weighted Average Grant Date Fair Value
Nonvested at December 29, 2017	469,889	$32.37
Granted	159,669	45.37
Vested	(161,674)	35.28
Forfeited	(180,750)	35.24
Nonvested at December 28, 2018	287,134	$36.15
For the Company's PRSUs, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of financial performance or market-based conditions. The financial performance condition is based on the Company's sales targets. The market conditions are based on the Company’s achievement of a relative total shareholder return performance requirement, on a percentile basis, compared to a defined group of peer companies over two and three year performance periods.
Compensation expense for the PRSUs is initially estimated based on target performance and adjusted as appropriate throughout the performance period. At December 28, 2018, there was $3.3 million of total unrecognized compensation cost related to unvested PRSUs, which is expected to be recognized over a weighted-average period of approximately 1.9 years. The fair value of PRSU shares vested in 2018 and 2016 was $9.1 million and $10.5 million, respectively. There were no PRSU shares vested in 2017. The weighted average grant date fair value of PRSUs granted during fiscal years 2018, 2017 and 2016 was $45.37, $31.62 and $30.83, respectively.
The grant-date fair value of the market-based portion of the PRSUs granted during fiscal year 2018 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.92 years, (ii) risk free interest rate of 2.28%, (iii) expected dividend yield of 0.0% and (iv) expected stock price volatility over the expected term of the award of 40%.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11.)     OTHER OPERATING EXPENSES
OOE for fiscal years 2018, 2017 and 2016 is comprised of the following (in thousands):

	2018	2017	2016
Strategic reorganization and alignment	$10,624	$5,891	$—
Manufacturing alignment to support growth	3,089	—	—
Consolidation and optimization initiatives	844	12,803	25,510
Acquisition and integration costs	—	10,870	28,112
Asset dispositions, severance and other	1,508	6,874	6,791
Other operating expenses	$16,065	$36,438	$60,413
Strategic reorganization and alignment
During the fourth quarter of 2017, the Company began to take steps to better align its resources in order to enhance the profitability of its portfolio of products. This includes improving its business processes and redirecting investments away from projects where the market does not justify the investment, as well as aligning resources with market conditions and the Company’s future strategic direction. The Company estimates that it will incur aggregate pre-tax charges in connection with the strategic reorganization and alignment plan of between approximately $28 million to $30 million, of which an estimated $16 million to $20 million are expected to result in cash outlays. During 2018, the Company incurred charges relating to this initiative which primarily included severance and personnel related costs for terminated employees and fees for professional services. These expenses were primarily recorded within the Medical segment. As of December 28, 2018, total expense incurred for this initiative since inception, including amounts reported in discontinued operations, was $16.5 million. These actions are expected to be substantially completed by the end of 2019.
Manufacturing alignment to support growth
In 2017, the Company initiated several initiatives designed to reduce costs, improve operating efficiencies and increase manufacturing capacity to accommodate growth.  The plan involves the relocation of certain manufacturing operations and expansion of certain of the Company's facilities. The Company estimates that it will incur aggregate pre-tax restructuring related charges in connection with the realignment plan of between approximately $9 million to $11 million, the majority of which are expected to be cash expenditures, and capital expenditures of between approximately $4 million to $6 million. Costs related to the Company’s manufacturing alignment to support growth initiative were primarily recorded within the Medical segment. As of December 28, 2018, total expense incurred for this initiative since inception was $3.4 million. These actions are expected to be substantially completed by the end of 2019.
Consolidation and optimization initiatives
In 2014, the Company initiated plans to transfer certain manufacturing functions performed at its facility in Beaverton, OR to a new facility in Tijuana, Mexico. Additionally, during 2016, the Company announced it would be closing its facility in Clarence, NY after transferring the machined component product lines manufactured in that facility to other Integer locations in the U.S. Costs related to the Company’s consolidation and optimization initiatives were primarily recorded within the Medical segment. The Company does not expect to incur any additional material costs associated with these activities as these activities are substantially complete.
The following table summarizes the change in accrued liabilities related to the initiatives described above (in thousands):

	Severance and Retention	Accelerated Depreciation/ Asset Write-offs	Other	Total
December 29, 2017	$1,308	$—	$—	$1,308
Restructuring charges	3,812	514	10,231	14,557
Write-offs	—	(514)	—	(514)
Cash payments	(3,452)	—	(10,029)	(13,481)
December 28, 2018	$1,668	$—	$202	$1,870

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11.)     OTHER OPERATING EXPENSES (Continued)
Acquisition and Integration Expenses
The Company did not incur any additional costs associated with these activities during the year ended December 28, 2018. Acquisition and integration costs are predominantly related to the acquisition of LRM and primarily include professional, consulting, severance, retention, relocation, and travel costs. Integration costs primarily include professional, consulting, severance, retention, relocation, and travel costs. The $0.4 million of acquisition and integration costs accrued as of December 29, 2017 were paid during the first quarter of 2018. These projects were completed as of December 29, 2017.
Asset Dispositions, Severance and Other
During 2018, 2017 and 2016, the Company recorded losses in connection with various asset disposals and/or write-downs. The 2017 amount also includes approximately $5.3 million in expense related to the Company’s leadership transitions, which were recorded within the corporate unallocated segment. In addition, the 2016 amount includes the legal and professional costs incurred in connection with the Spin-off of $4.4 million. Expenses related to the Spin-off were primarily recorded within the corporate unallocated and the Medical segment.
(12.)     INCOME TAXES
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
Under GAAP, the effect of a change in tax laws or rates is to be recognized in income from continuing operations in the period that includes the enactment date. As such, the Company recognized an estimate of the impact of the Tax Reform Act in the year ended December 29, 2017. The Company had an estimated $147.5 million of undistributed foreign earnings and profit subject to the deemed mandatory repatriation as of December 29, 2017 and recognized a provisional $14.7 million in 2017 for the one-time transition tax. The Company has sufficient U.S. net operating losses to offset cash tax liabilities associated with the repatriation tax. In addition, as a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 29, 2017 and recognized a $56.5 million tax benefit in the Company’s Consolidated Statement of Operations for the year ended December 29, 2017.
On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB”) No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the tax impact of the revaluation of deferred tax assets and liabilities and the provisional tax impact related to deemed repatriated earnings and included these amounts in its consolidated financial statements for the year ended December 29, 2017.  Based on additional analysis conducted, the Company updated the provisional amount of the one-time transition tax to $18.9 million, representing an increase of $4.2 million over the $14.7 million amount recorded as of December 29, 2017. As stated above, the Company has sufficient U.S. net operating losses to offset cash tax liabilities associated with the repatriation tax. In part, due to the utilization of additional net operating losses to offset the additional transition tax, the Company adjusted its revaluation of the adjusted ending net deferred tax liabilities as of December 29, 2017, resulting in a recognized tax benefit of $60.7 million, representing an increase of $4.2 million to the originally recorded $56.5 million tax benefit recorded in the Company’s Consolidated Statement of Operations for the year ended December 29, 2017.
In 2018, the Company completed its determination of the accounting implications of the Tax Reform Act. The impact of these adjustments has been reflected in the Company’s financial results for the year ended December 28, 2018 and its timely filed 2017 U.S. corporate income tax return. Further, the Company has adopted the approach of recording the consequences of the new Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Reform Act as a period cost when incurred.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12.)     INCOME TAXES (Continued)
Income from continuing operations before provision (benefit) for income taxes for fiscal years 2018, 2017 and 2016 consisted of the following (in thousands):

	2018	2017	2016
U.S.	$(4,273)	$306	$(12,547)
International	65,389	48,953	40,712
Total income before income taxes from continuing operations	$61,116	$49,259	$28,165
The provision (benefit) for income taxes from continuing operations for fiscal years 2018, 2017 and 2016 was comprised of the following from continuing operations (in thousands):

	2018	2017	2016
Current:
Federal	$80	$(1,558)	$(8,327)
State	166	(29)	149
International	9,490	8,539	7,230
	9,736	6,952	(948)
Deferred:
Federal	6,610	(45,114)	5,457
State	103	(295)	527
International	(2,366)	629	(1,749)
	4,347	(44,780)	4,235
Total provision (benefit) for income taxes	$14,083	$(37,828)	$3,287
The provision (benefit) for income taxes from continuing operations differs from the U.S. statutory rate for fiscal years 2018, 2017 and 2016 due to the following:

	2018		2017		2016
Statutory rate	$12,834	21.0%	$17,240	35.0%	$9,858	35.0%
Federal tax credits	(1,700)	(2.8)	(1,674)	(3.4)	(1,570)	(5.6)
Foreign rate differential	(6,040)	(9.9)	(12,934)	(26.3)	(9,665)	(34.3)
Uncertain tax positions	147	0.2	34	0.1	219	0.8
State taxes, net of federal benefit	975	1.6	(543)	(1.1)	(311)	(1.1)
U.S. tax on foreign earnings	10,473	17.1	1,471	3.0	1,508	5.4
Valuation allowance	(567)	(0.9)	1,030	2.1	1,273	4.5
Tax Reform Act	11	—	(39,394)	(80.0)	—	—
Change in tax rates	—	—	—	—	(270)	(1.0)
Non-deductible transaction costs	—	—	—	—	1,012	3.6
Change in tax law (Internal Revenue Code §987)	—	—	—	—	2,630	9.3
Other	(2,050)	(3.3)	(3,058)	(6.2)	(1,397)	(5.0)
Effective tax rate	$14,083	23.0%	$(37,828)	(76.8)%	$3,287	11.7%
The difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate in the current year is primarily attributable to the components of Tax Reform Act as well as the impact of the Company’s earnings realized in foreign jurisdictions with statutory rates that are different than the federal statutory rate. The Company’s foreign earnings are primarily derived from Switzerland, Mexico, Uruguay, and Ireland. In addition, the Company currently has a tax holiday in Malaysia through April 2023 provided certain conditions are met. Beginning in 2018, certain earnings realized in foreign jurisdictions are subject to U.S. tax in accordance with the Tax Reform Act.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12.)     INCOME TAXES (Continued)
Difference Attributable to Foreign Investment: Certain foreign subsidiary earnings are subject to U.S. taxation under the Tax Reform Act. The Company intends to permanently reinvest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, with the exception of distributions made out of current year earnings and profits (E&P) and E&P previously taxed as of and for the year ended December 29, 2017, including E&P subject to the toll charge under the Tax Reform Act. The Company accrues for withholding taxes on distributions in the year that distributions are made.
The net deferred tax liability, including discontinued operations at December 29, 2017, consists of the following (in thousands):

	December 28, 2018	December 29, 2017
Net operating loss carryforwards	$18,088	$107,005
Tax credit carryforwards	24,593	28,215
Inventories	3,408	4,956
Accrued expenses	39	3,815
Stock-based compensation	2,340	5,531
Gross deferred tax assets	48,468	149,522
Less valuation allowance	(34,339)	(36,480)
Net deferred tax assets	14,129	113,042
Property, plant and equipment	(9,445)	(27,547)
Intangible assets	(198,648)	(219,576)
Convertible subordinated notes	—	(806)
Other	(6,009)	(6,325)
Gross deferred tax liabilities	(214,102)	(254,254)
Net deferred tax liability	$(199,973)	$(141,212)
Presented as follows:
Noncurrent deferred tax asset	$3,937	$4,152
Noncurrent deferred tax liability	(203,910)	(145,364)
Net deferred tax liability	$(199,973)	$(141,212)
The components of the net deferred tax liability, by balance sheet account, were as follows:

	December 28, 2018	December 29, 2017
Deferred income tax asset	$3,937	$3,451
Noncurrent assets of discontinued operations held for sale	—	701
Deferred income tax liabilities	(203,910)	(140,964)
Noncurrent liabilities of discontinued operations held for sale	—	(4,400)
Net deferred tax liability	$(199,973)	$(141,212)
As of December 28, 2018, the Company has the following carryforwards available:

Jurisdiction	Tax Attribute	Amount (in millions)	Begin to Expire
U.S. Federal	Net operating loss	$39.1	2034
U.S. State	Net operating loss	130.6	2019
International	Net operating loss	31.1	2019
U.S. Federal	Foreign tax credit	17.0	2019
U.S. Federal and State	R&D tax credit	3.6	2019
U.S. State	Investment tax credit	6.8	2019
Net operating losses are presented as pre-tax amounts.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12.)     INCOME TAXES (Continued)
Certain U.S. tax attributes are subject to limitations of Internal Revenue Code §382, which in general provides that utilization is subject to an annual limitation if an ownership change results from transactions increasing the ownership of certain shareholders or public groups in stock of a corporation by more than 50 percentage points over a three-year period. Such an ownership change occurred upon the consummation of the acquisition of LRM in 2015. The Company does not anticipate that these limitations will affect utilization of these carryforwards prior to their expiration.
The Company’s federal net operating loss carryforward and certain other federal tax credits reported on its income tax returns included uncertain tax positions taken in prior years. Due to the application of the accounting for uncertain tax positions, the actual tax attributes are larger than the tax amounts for which a deferred tax asset is recognized for financial statement purposes.
In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that a portion of the deferred tax assets as of December 28, 2018 and December 29, 2017 related to certain foreign tax credits, state investment tax credits, and foreign and state net operating losses will not be realized.
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
Below is a summary of changes to the unrecognized tax benefit for fiscal years 2018, 2017 and 2016. The amounts for 2016 and 2017 include discontinued operations. The amounts for 2018 reflect discontinued operations through the date of divestiture of the AS&O product line, which is reflected in the table below as a reduction during 2018 (in thousands):

	2018	2017	2016
Balance, beginning of year	$12,088	$10,561	$9,271
Additions based upon tax positions related to the current year	300	3,833	1,450
Additions (reductions) related to prior period tax returns	(75)	(14)	240
Reductions relating to settlements with tax authorities	(98)	—	—
Reductions relating to divestiture	(6,846)	—	—
Reductions as a result of a lapse of applicable statute of limitations	—	(510)	—
Revaluation due to change in tax rate (Tax Reform Act)	—	(1,782)	—
Reductions relating to business combinations	—	—	(400)
Balance, end of year	$5,369	$12,088	$10,561
Integer and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. The Internal Revenue Service finalized an audit of the 2012 and 2013 U.S. Federal income tax returns of the Company in the first quarter of 2015. The impact to the income tax expense was not material. The IRS is currently examining the U.S. subsidiaries of the Company for the taxable years 2014 - 2016 and the 2017 - 2018 taxable years remain subject to examination by the IRS. The U.S. subsidiaries of the former LRM are still subject to U.S. federal, state, and local examinations for the taxable years 2006 to 2014.
It is reasonably possible that a reduction of approximately $0.9 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the lapse of the statute of limitations and/or audit settlements. As of December 28, 2018, approximately $5.3 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal impact on state issues), if recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of Provision (Benefit) for Income Taxes on the Consolidated Statements of Operations. During 2018, 2017 and 2016, the recorded amounts for interest and penalties, respectively, were not significant.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13.)     COMMITMENTS AND CONTINGENCIES
Litigation
In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed on the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. Two juries in the U.S. District Court for the District of Delaware have returned verdicts finding that AVX infringed on three of the Company’s patents and awarded the Company $37.5 million in damages. In March 2018, the U.S. District Court for the District of Delaware vacated the original damage award and ordered a retrial on damages. In the January 2019 retrial on damages, the jury awarded the Company $22.2 million in damages. That matter is subject to post-trial proceedings. To date, the Company has recorded no gains in connection with this litigation.
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
Environmental Matters
In January 2015, Lake Region Medical (“LRM”), which was acquired by the Company in October 2015, was notified by the New Jersey Department of Environmental Protection (“NJDEP”) of NJDEP’s intent to revoke a no further action determination made by NJDEP in favor of LRM in 2002 pertaining to a property on which a subsidiary of LRM operated a manufacturing facility in South Plainfield, New Jersey beginning in 1971. LRM sold the property in 2004 and vacated the facility in 2007. In response to NJDEP’s notice, the Company further investigated the matter and submitted a technical report to NJDEP in August of 2015 that concluded that NJDEP’s notice of intent to revoke was unwarranted.  After reviewing the Company’s technical report, NJDEP issued a draft response in May 2016, stating that NJDEP would not revoke the no further action determination at that time, but would require some additional site investigation to support the Company’s conclusion. The Company met with NJDEP representatives to discuss the appropriate scope of the requested additional investigation, and the requested additional investigation is ongoing. The Company does not expect this environmental matter will have a material effect on its consolidated results of operations, financial position or cash flows.
License Agreements
The Company is a party to various license agreements for technology that is utilized in certain of its products. The most significant of these agreements are the licenses for basic technology used in the production of wet tantalum capacitors, filtered feedthroughs and MRI compatible lead systems. Expenses related to license agreements were $1.6 million, $1.1 million, and $1.0 million, for 2018, 2017 and 2016, respectively, and are primarily included in Cost of Sales.
Product Warranties
The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in product warranty liability for fiscal years 2018 and 2017 was comprised of the following (in thousands):

	2018	2017
Beginning balance	$2,820	$2,764
Additions to warranty reserve, net of reversals	620	917
Warranty claims settled	(840)	(861)
Ending balance	$2,600	$2,820
Operating Leases
The Company is a party to various operating lease agreements for buildings, machinery, equipment and software. The Company primarily leases buildings, which accounts for the majority of the future lease payments. Lease expense includes the effect of escalation clauses and leasehold improvement incentives which are accounted for ratably over the lease term. Operating lease expense for fiscal years 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
Operating lease expense	$10,753	$14,320	$12,127

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13.)     COMMITMENTS AND CONTINGENCIES (Continued)
At December 28, 2018, the Company had the following future minimum lease payments under non-cancelable operating leases (in thousands):

	2019	2020	2021	2022	2023	After 2023
Future minimum lease payments	$8,562	7,290	7,348	5,269	5,112	14,589
Self-Insurance Liabilities
As of December 28, 2018, and at various times in the past, the Company self-funded its workers' compensation and employee medical and dental expenses. The Company has established reserves to cover these self-insured liabilities and also maintains stop-loss insurance to limit its exposures under these programs. Claims reserves represent accruals for the estimated uninsured portion of reported claims, including adverse development of reported claims, as well as estimates of incurred but not reported claims. Claims incurred but not reported are estimated based on the Company’s historical experience, which is continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company’s actual experience may be different than its estimates, sometimes significantly. Changes in assumptions, as well as changes in actual experience could cause these estimates to change. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period. The Company’s self-insurance reserves totaled $4.2 million and $5.8 million as of December 28, 2018 and December 29, 2017, respectively. These accruals are recorded in Accrued Expenses and Other Long-Term Liabilities in the Consolidated Balance Sheets.
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges. The estimated Accumulated Other Comprehensive Income related to the Company’s foreign currency contracts that is expected to be reclassified into earnings within the next twelve months is a $0.7 million loss.
The impact to the Company’s results of operations from its forward contracts for fiscal years 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
Increase (decrease) in sales	$(758)	$1,327	$—
Increase (decrease) in cost of sales	(944)	84	3,516
Ineffective portion of change in fair value	—	—	—
Information regarding outstanding foreign currency contracts designated as cash flow hedges as of December 28, 2018 is as follows (dollars in thousands):

Aggregate Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$12,621	Jan 2019	Jun 2019	1.1686	Euro	$(149)	Accrued Expenses
10,991	Jan 2019	Jun 2019	0.0523	Peso	(494)	Accrued Expenses
10,535	Jan 2019	Jun 2019	1.1705	Euro	(141)	Accrued Expenses
11,019	Jan 2019	Jun 2019	0.0483	Peso	(316)	Accrued Expenses
10,499	Jul 2019	Dec 2019	0.0500	Peso	368	Accrued Expenses

(14.)     EARNINGS (LOSS) PER SHARE
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS for fiscal years 2018, 2017 and 2016 (in thousands, except per share amounts):

	2018	2017	2016
Numerator for basic and diluted EPS:
Income from continuing operations	$47,033	$87,087	$24,878
Income (loss) from discontinued operations	120,931	(20,408)	(18,917)
Net income	$167,964	$66,679	$5,961
Denominator for basic EPS:
Weighted average shares outstanding	32,136	31,402	30,778
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	460	654	195
Denominator for diluted EPS	32,596	32,056	30,973

Basic earnings (loss) per share:
Income from continuing operations	$1.46	$2.77	$0.81
Income (loss) from discontinued operations	3.76	(0.65)	(0.61)
Basic earnings per share	5.23	2.12	0.19

Diluted earnings (loss) per share:
Income from continuing operations	$1.44	$2.72	$0.80
Income (loss) from discontinued operations	3.71	(0.64)	(0.61)
Diluted earnings per share	5.15	2.08	0.19
The diluted weighted average share calculations do not include the following securities for fiscal years 2018, 2017 and 2016, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	2018	2017	2016
Time-vested stock options, restricted stock and restricted stock units	237	676	657
Performance-vested stock options and restricted stock units	144	285	357

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15.)     ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 30, 2016	$(1,475)	$1,420	$(15,660)	$(15,715)	$(285)	$(16,000)
Unrealized gain on cash flow hedges	—	3,707	—	3,707	(353)	3,354
Realized gain on foreign currency hedges	—	(1,243)	—	(1,243)	435	(808)
Realized gain on interest rate swap hedges	—	(466)	—	(466)	163	(303)
Net defined benefit plan adjustments	53	—	—	53	23	76
Foreign currency translation gain	—	—	65,860	65,860	—	65,860
December 29, 2017	$(1,422)	$3,418	$50,200	$52,196	$(17)	$52,179
Unrealized gain on cash flow hedges	—	1,904	—	1,904	(400)	1,504
Realized gain on foreign currency hedges	—	(186)	—	(186)	39	(147)
Realized gain on interest rate swap hedges	—	(1,697)	—	(1,697)	356	(1,341)
Net defined benefit plan adjustments	232	—	—	232	70	302
Foreign currency translation loss	—	—	(19,925)	(19,925)	—	(19,925)
Reclassifications to earnings(1)	895	—	264	1,159	(261)	898
Reclassification to retained earnings(2)	—	—	—	—	(466)	(466)
December 28, 2018	$(295)	$3,439	$30,539	$33,683	$(679)	$33,004
__________

(1)
Accumulated foreign currency translation losses of $0.3 million and defined benefit plan liabilities of $0.6 million (net of income taxes of $0.3 million) were reclassified to earnings in during 2018 as a result of the divestiture of the AS&O Product Line.

(2)
Represents the stranded tax effects reclassified from accumulated other comprehensive income to retained earnings resulting from the adoption of ASU 2018-02 during the fourth quarter of 2018. Refer to Note 1 “Summary of Significant Accounting Policies” for discussion of the adoption of ASU 2018-02.

The realized gains relating to the Company’s foreign currency hedges were reclassified from Accumulated Other Comprehensive Income and included in Cost of Sales or Sales as the transactions they are hedging occur. The realized gains relating to the Company’s interest rate swap hedges were reclassified from Accumulated Other Comprehensive Income and included in Interest Expense as interest on the corresponding debt being hedged is accrued. Refer to Note 9 “Benefit Plans” for details on the change in net defined benefit plan adjustments.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Interest Rate Swap
The fair value of the Company’s interest rate swap outstanding at December 28, 2018 was determined through the use of a cash flow model that utilized observable market data inputs. These observable market data inputs included LIBOR, swap rates, and credit spread curves. In addition to the above, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy.  The fair value of the Company’s interest rate swap will be realized as a component of Interest Expense as interest on the corresponding borrowings is accrued.
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 28, 2018
Assets: Interest rate swap (Note 8)	$4,171	$—	$4,171	$—
Liabilities: Foreign currency contracts (Note 13)	732	—	732	—

December 29, 2017
Assets: Interest rate swaps (Note 8)	$4,279	$—	$4,279	$—
Liabilities: Foreign currency contracts (Note 13)	861	—	861	—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these items.
Borrowings under the Company’s Revolving Credit Facility, TLA Facility and TLB Facility accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16.)     FAIR VALUE MEASUREMENTS (Continued)
Equity Investments
Equity investments are comprised of the following (in thousands):

	December 28, 2018	December 29, 2017
Equity method investment	$15,148	$13,800
Non-marketable equity securities	7,667	7,008
Total equity investments	$22,815	$20,808
The components of (Gain) Loss on Equity Investments, Net for each period were as follows (in thousands):

	2018	2017	2016
Equity method investment income and other(1)	$(5,623)	$(3,685)	$(737)
Impairment charges(2)	—	5,250	1,570
Total (gain) loss on equity investments, net	$(5,623)	$1,565	$833
__________

(1)	Equity method investment income and other includes the Company’s share of equity method investee gains (losses) and realized gains on sales of non-marketable equity investments.

(2)
Prior to the adoption of ASU 2016-01, the Company accounted for its non-marketable equity securities under the cost method of accounting. The other than temporary impairment charges during 2017 and 2016 relate to non-marketable equity securities under the cost method of accounting.

There were no observable price adjustments on non-marketable equity securities related to the adoption of ASU 2016-01 in 2018 and this is not applicable in prior periods.
Equity method investments and non-marketable equity securities, as described above, are included within Level 2 of the fair value hierarchy.
The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. As of December 28, 2018, the Company owned 6.7% of this fund.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17.)     SEGMENT AND GEOGRAPHIC INFORMATION (Continued)
The following table presents sales by product line for fiscal years 2018, 2017 and 2016 (in thousands).

	2018	2017	2016
Segment sales by product line:
Medical
Cardio & Vascular	$585,464	$530,831	$484,891
Cardiac & Neuromodulation	443,347	428,275	439,375
Advanced Surgical, Orthopedics & Portable Medical	133,225	120,006	109,557
Total Medical	1,162,036	1,079,112	1,033,823
Non-Medical	52,976	56,968	41,679
Total sales	$1,215,012	$1,136,080	$1,075,502
A significant portion of the Company’s sales for fiscal years 2018, 2017 and 2016 and accounts receivable at December 28, 2018 and December 29, 2017 were to three customers as follows:

	Sales			Accounts Receivable
	2018	2017	2016	December 28, 2018	December 29, 2017
Customer A	21%	22%	24%	11%	11%
Customer B	19%	20%	21%	18%	21%
Customer C	12%	11%	12%	20%	20%
	52%	53%	57%	49%	52%
The following table presents income from operations for the Company’s reportable segments for fiscal years 2018, 2017 and 2016 (in thousands).

	2018	2017	2016
Segment income from operations:
Medical	$224,893	$197,212	$170,101
Non-Medical	14,697	11,335	1,513
Total segment income from operations	239,590	208,547	171,614
Unallocated operating expenses	(84,035)	(82,898)	(78,691)
Operating income	155,555	125,649	92,923
Unallocated expenses, net	(94,439)	(76,390)	(64,758)
Income before benefit for income taxes	$61,116	$49,259	$28,165
The following table presents depreciation and amortization expense for the Company’s reportable segments for fiscal years 2018, 2017 and 2016 (in thousands).

	2018	2017	2016
Segment depreciation and amortization:
Medical	$71,922	$72,314	$65,528
Non-Medical	1,364	2,675	2,346
Total depreciation and amortization included in segment income from operations	73,286	74,989	67,874
Unallocated depreciation and amortization	8,252	6,194	4,994
Total depreciation and amortization	$81,538	$81,183	$72,868

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17.)     SEGMENT AND GEOGRAPHIC INFORMATION (Continued)
The following table presents total assets for the Company’s reportable segments as of December 28, 2018 and December 29, 2017 (in thousands).

	December 28, 2018	December 29, 2017
Identifiable assets:
Medical(1)	$2,186,565	$2,687,227
Non-Medical	53,812	54,071
Total reportable segments	2,240,377	2,741,298
Unallocated assets	86,304	107,047
Total assets	$2,326,681	$2,848,345
__________

(1)	Medical segment identifiable assets at December 29, 2017 includes $451.4 million of assets held sale.
The following table presents capital expenditures for the Company’s reportable segments for fiscal years 2018, 2017 and 2016 (in thousands).

	2018	2017	2016
Expenditures for tangible long-lived assets:
Medical	$34,615	$20,896	$27,014
Non-Medical	573	661	1,451
Total reportable segments	35,188	21,557	28,465
Unallocated long-lived tangible assets	6,110	8,783	8,251
Total expenditures	$41,298	$30,340	$36,716
Geographic Area Information
The following table presents sales by significant country for fiscal years 2018, 2017 and 2016. In these tables, sales are allocated based on where the products are shipped (in thousands).

	2018	2017	2016
Sales by geographic area:
United States	$687,259	$662,133	$625,670
Non-Domestic locations:
Puerto Rico	146,500	140,184	162,343
Costa Rica	62,044	55,364	53,501
Rest of world	319,209	278,399	233,988
Total sales	$1,215,012	$1,136,080	$1,075,502
The following table presents PP&E by geographic area as of December 28, 2018 and December 29, 2017. In these tables, PP&E is aggregated based on the physical location of the tangible long-lived assets (in thousands).

	December 28, 2018	December 29, 2017
Long-lived tangible assets by geographic area:
United States	$151,851	$157,808
Mexico	34,606	28,985
Ireland	32,190	33,992
Rest of world	12,622	14,395
Total	$231,269	$235,180

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17.)     SEGMENT AND GEOGRAPHIC INFORMATION (Continued)
Disaggregation of Revenue by Segment
In general, the Company's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment's results of operations. Additionally, the tables below disaggregate the Company’s revenues based upon significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues, and ship to country, which is defined as any country where 10% or more of a segment’s total revenues are shipped to. The Company believes that these categories best depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors.
The following table presents sales by customer for fiscal year 2018.

Customer	Medical	Non-Medical
Customer A	22%	—%
Customer B	19%	—%
Customer C	12%	—%
Customer D	—%	28%
All other customers	47%	72%
The following table presents revenues by ship to country for fiscal year 2018.

Ship to Location	Medical	Non-Medical
United States	56%	66%
Puerto Rico	13%	—%
Canada	—%	11%
All other Countries	31%	23%
(18.)     QUARTERLY SALES AND EARNINGS DATA—UNAUDITED

(in thousands, except per share data)	Fourth Quarter		Third Quarter		Second Quarter	First Quarter
Fiscal Year 2018
Sales	$303,034		$305,088		$314,464	$292,426
Gross profit	88,445		91,923		98,765	83,532
Net income (loss)	19,196		(8,303)	(1)	23,056	13,084
EPS—basic	0.59		(0.26)		0.72	0.41
EPS—diluted	0.58		(0.26)		0.70	0.40

Fiscal Year 2017
Sales	$302,260		$286,168		$280,916	$266,736
Gross profit	93,621		89,186		89,175	82,028
Net income	54,698	(2)	19,882		9,559	2,948
EPS—basic	1.73		0.63		0.31	0.10
EPS—diluted	1.69		0.62		0.30	0.09
__________

(1)	Includes pre-tax charges totaling $41 million for the extinguishment of debt, primarily in connection with the divestiture of the AS&O Product Line.

(2)	Includes one-time net tax benefit of $40 million, primarily resulting from the Tax Reform Act.

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

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of December 28, 2018. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of December 28, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company’s directors appearing under the caption “Election of Directors” in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders is incorporated herein by reference.
Information regarding the Company’s executive officers is presented under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.
The other information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation appearing under the captions “Compensation Discussion and Analysis”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, including the table titled “Equity Compensation Plan Information” and under the caption “Stock Ownership by Directors and Executive Officers” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence under the captions “Related Person Transactions” and “Board Independence” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees paid to and services provided by Deloitte & Touche LLP, the Company’s independent registered public accounting firm under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)	Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. Refer to Part II, Item 8. “Financial Statements and Supplementary Data.”

(2)	The following financial statement schedule is included in this Annual Report on Form 10-K (in thousands):
Schedule II—Valuation and Qualifying Accounts

		Col. C—Additions
Column A Description	Col. B Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts- Describe		Col. D Deductions - Describe		Col. E Balance at End of Period
December 28, 2018
Allowance for doubtful accounts	$536	$169		$(2)	(2)	$(111)	(4)	$592
Valuation allowance for deferred tax assets	$36,480	$—		$(170)	(2)	$(1,971)	(1)(4)(5)	$34,339
December 29, 2017
Allowance for doubtful accounts	$475	$194		$—		$(133)	(4)	$536
Valuation allowance for deferred tax assets	$35,391	$3,284	(1)	$—		$(2,195)	(4)(5)	$36,480
December 30, 2016
Allowance for doubtful accounts	$639	$(90)		$—		$(74)	(4)	$475
Valuation allowance for deferred tax assets	$39,171	$641	(1)	$(5,135)	(2)(3)	$714	(5)	$35,391

(1)
Valuation allowance recorded in the provision for income taxes for certain net operating losses and tax credits. The decrease in 2018 includes the impact of the divestiture of the AS&O Product Lines. The increase in 2017 includes the impact of the adoption of the Tax Reform Act, which increased the value of our state deferred tax assets to which a corresponding valuation allowance was recorded.

(2)	Includes foreign currency translation effect.

(3)	Amount represents measurement-period adjustments related to the acquisition of LRM.

(4)	Accounts written off.

(5)	Includes return to provision adjustments for prior years.
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

2.3
Master Purchase and Sale Agreement, dated as of May 3, 2018, by and among Greatbatch Ltd., Bandera Acquisition, LLC and, solely for purposes of being bound by Section 10.1(f), Section 10.3 and Section 11.13, Integer Holdings Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 9, 2018).

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of Integer Holdings Corporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended July 1, 2016).

3.2	By-laws of Integer Holdings Corporation (Amended as of August 3, 2016) (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended July 1, 2016).

10.1#	Integer Holdings Corporation Executive Short Term Incentive Compensation Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 17, 2017).

10.2#
Form of Change of Control Agreement between Integer Holdings Corporation and its executive officers (Jason K. Garland, Jennifer M. Bolt, Jeremy Friedman, Antonio Gonzalez, Michael L. Spencer, Joseph Flanagan, Kirk Thor, and Payman Khales) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 28, 2012).

10.3
Credit Agreement, dated as of October 27, 2015, by among Greatbatch Ltd., as the borrower, Greatbatch, Inc., as parent, the financial institutions party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2015).

10.4
Amendment No. 1 to Credit Agreement, dated as of November 29, 2016, between Greatbatch Ltd., as the borrower, and Manufacturers and Traders Trust Company, as administrative agent, and the Lenders party thereto. (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 30, 2016).

10.5
Amendment No. 2 to Credit Agreement, dated as of March 17, 2017, between Greatbatch Ltd., as the borrower, and Manufacturers and Traders Trust Company, as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2017).

10.6
Amendment No. 3 to Credit Agreement, dated as of November 7, 2017, between Greatbatch Ltd., as the borrower, and Manufacturers and Traders Trust Company, as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2017).

10.7#
Employment Agreement, dated July 16, 2017, between Integer Holdings Corporation and Joseph W. Dziedzic (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2017).

10.8#	2005 Stock Incentive Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed on April 20, 2007 (File No. 001-16137)).

10.9#	2009 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 13, 2009 (File No. 001-16137)).

10.10#	2011 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 14, 2014).

10.11#	Greatbatch, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 18, 2016).

10.12#
Amendment to Greatbatch, Inc. 2011 Stock Incentive Plan, Greatbatch, Inc. 2009 Stock Incentive Plan, Greatbatch, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended January 3, 2014).

10.13#
Second Amendment to Greatbatch, Inc. 2011 Stock Incentive Plan and Greatbatch, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 30, 2016).

10.14#	Amendment to Greatbatch, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 30, 2016).

10.15#	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended January 3, 2014).

10.16#	Form of Performance-Based Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017).

10.17#	Form of Nonqualified Stock Option Award Letter (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017).

10.18#	Form of Restricted Stock Units Award Letter (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017).

EXHIBIT NUMBER	DESCRIPTION

10.19#
Form of Time-Based Restricted Stock Units Award Letter to Interim President and Chief Executive Officer (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017).

10.20	Transition Services Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 18, 2016).

10.21
Amendment No. 1 to the Transition Services Agreement between Greatbatch, Inc. and Nuvectra Corporation (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 1, 2016).

10.22	Tax Matters Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 18, 2016).

10.23	Employee Matters Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 18, 2016).

10.24#
Employment Offer Letter, dated October 7, 2016, between Integer Holdings Corporation and Jeremy Friedman (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016).

10.25#
Employment Offer Letter, dated February 13, 2017, between Integer Holdings Corporation and Gary J. Haire (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017).

10.26#
Letter dated February 18, 2018, amending certain terms of the Employment Offer Letter, dated October 7, 2016, between Integer Holdings Corporation and Jeremy Friedman (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 30, 2018).

10.27#
Release Agreement and Acknowledgement, dated May 25, 2018, between Integer Holdings Corporation and Gary J. Haire (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 29, 2018).

10.28
Amendment No. 4 to Credit Agreement, dated as of June 8, 2018, among Greatbatch Ltd., as the borrower, Integer Holdings Corporation, as parent, Manufacturers and Traders Trust Company, as administrative agent, and the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 8, 2018).

10.29#
Employment Offer Letter, dated September 14, 2018, between Integer Holdings Corporation and Jason Garland (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 28, 2018).

10.30#
Form of Change of Control Agreement between Greatbatch, Inc. and Timothy G. McEvoy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 1, 2011 (File No. 001-16137)).

10.31#*	Amendment to Greatbatch, Inc. 2016 Stock Incentive Plan, Greatbatch, Inc. 2011 Stock Incentive Plan, Greatbatch, Inc. 2009 Stock Incentive Plan.

10.32#*	Separation Agreement and Release, dated December 31, 2018, between Integer Holdings Corporation and Jeremy Friedman.

21.1*	Subsidiaries of Integer Holdings Corporation

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XRBL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

EXHIBIT NUMBER	DESCRIPTION

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* -	Filed herewith.
** -	Furnished herewith.
# -	Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGER HOLDINGS CORPORATION

Dated:	February 22, 2019	By	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic (Principal Executive Officer)
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Joseph W. Dziedzic	President, Chief Executive Officer and Director	February 22, 2019
Joseph W. Dziedzic	(Principal Executive Officer)
/s/ Jason K. Garland	Executive Vice President and Chief Financial Officer	February 22, 2019
Jason K. Garland	(Principal Financial Officer)
/s/ Tom P. Thomas	Vice President, Corporate Controller	February 22, 2019
Tom P. Thomas	(Principal Accounting Officer)
/s/ Bill R. Sanford	Chairman	February 22, 2019
Bill R. Sanford
/s/ Pamela G. Bailey	Director	February 22, 2019
Pamela G. Bailey
/s/ James F. Hinrichs	Director	February 22, 2019
James F. Hinrichs
/s/ Jean M. Hobby	Director	February 22, 2019
Jean M. Hobby
/s/ M. Craig Maxwell	Director	February 22, 2019
M. Craig Maxwell
/s/ Filippo Passerini	Director	February 22, 2019
Filippo Passerini
/s/ Peter H. Soderberg	Director	February 22, 2019
Peter H. Soderberg
/s/ Donald J. Spence	Director	February 22, 2019
Donald J. Spence
/s/ William B. Summers, Jr.	Director	February 22, 2019
William B. Summers, Jr.