Form 10-Q
period 2019-03-29
Integer Holdings Corp
filed 2019-05-03
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
Commission File Number 1-16137
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ITGR	New York Stock Exchange
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of April 26, 2019 was: 32,621,376 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended March 29, 2019

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	March 29, 2019	December 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$13,538	$25,569
Accounts receivable, net of allowance for doubtful accounts of $0.6 million, respectively	216,756	185,501
Inventories	181,200	190,076
Prepaid expenses and other current assets	25,696	15,104
Total current assets	437,190	416,250
Property, plant and equipment, net	229,938	231,269
Goodwill	829,306	832,338
Other intangible assets, net	798,918	812,338
Deferred income taxes	3,938	3,937
Operating lease assets, net	39,136	—
Other long-term assets	28,765	30,549
Total assets	$2,367,191	$2,326,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,500	$37,500
Accounts payable	72,172	57,187
Income taxes payable	9,950	9,393
Accrued expenses and other current liabilities	51,881	60,490
Total current liabilities	171,503	164,570
Long-term debt	874,158	888,007
Deferred income taxes	203,140	203,910
Operating lease liabilities, net	33,760	—
Other long-term liabilities	8,658	9,701
Total liabilities	1,291,219	1,266,188
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,788,062 and 32,624,494 shares issued, respectively; 32,617,241 and 32,473,167 shares outstanding, respectively	33	33
Additional paid-in capital	694,910	691,083
Treasury stock, at cost, 170,821 and 151,327 shares, respectively	(10,026)	(8,125)
Retained earnings	365,591	344,498
Accumulated other comprehensive income	25,464	33,004
Total stockholders’ equity	1,075,972	1,060,493
Total liabilities and stockholders’ equity	$2,367,191	$2,326,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(in thousands except per share data)	March 29, 2019	March 30, 2018
Sales	$314,676	$292,426
Cost of sales	226,066	208,894
Gross profit	88,610	83,532
Operating expenses:
Selling, general and administrative expenses	34,956	36,429
Research, development and engineering costs	11,595	13,276
Other operating expenses	2,890	3,784
Total operating expenses	49,441	53,489
Operating income	39,169	30,043
Interest expense	13,830	15,595
(Gain) loss on equity investments, net	41	(4,970)
Other loss, net	166	960
Income from continuing operations before income taxes	25,132	18,458
Provision for income taxes	3,766	5,374
Income from continuing operations	$21,366	$13,084

Discontinued operations:
Income (loss) from discontinued operations before income taxes	386	(6,249)
Provision (benefit) for income taxes	83	(1,283)
Income (loss) from discontinued operations	$303	$(4,966)

Net income	$21,669	$8,118

Basic earnings (loss) per share:
Income from continuing operations	$0.66	$0.41
Income (loss) from discontinued operations	0.01	(0.16)
Basic earnings per share	0.67	0.25

Diluted earnings (loss) per share:
Income from continuing operations	$0.65	$0.40
Income (loss) from discontinued operations	0.01	(0.15)
Diluted earnings per share	0.66	0.25

Weighted average shares outstanding:
Basic	32,536	31,902
Diluted	32,980	32,423
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands)	March 29, 2019	March 30, 2018
Comprehensive Income
Net income	$21,669	$8,118
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(6,838)	13,441
Net change in cash flow hedges, net of tax	(702)	3,409
Other comprehensive income (loss)	(7,540)	16,850
Comprehensive income	$14,129	$24,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 29, 2019	March 30, 2018
Cash flows from operating activities:
Net income	$21,669	$8,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,658	26,334
Debt related charges included in interest expense	1,774	2,871
Stock-based compensation	2,713	3,222
Non-cash (gain) loss on equity investments	41	(4,970)
Other non-cash (gains) losses	(1,075)	123
Deferred income taxes	96	3,181
Changes in operating assets and liabilities:
Accounts receivable	(30,924)	1,008
Inventories	8,612	(11,442)
Prepaid expenses and other assets	(12,402)	2,810
Accounts payable	15,411	22,466
Accrued expenses and other liabilities	(15,894)	(6,031)
Income taxes payable	1,555	(1,568)
Net cash provided by operating activities	11,234	46,122
Cash flows from investing activities:
Acquisition of property, plant and equipment	(7,447)	(10,959)
Proceeds from sale of property, plant and equipment	2	898
Purchase of equity investments	(42)	—
Net cash used in investing activities	(7,487)	(10,061)
Cash flows from financing activities:
Principal payments of long-term debt	(30,375)	(50,032)
Proceeds from issuance of long-term debt	15,000	—
Proceeds from the exercise of stock options	1,338	1,006
Tax withholdings related to net share settlements of restricted stock unit awards	(2,123)	(2,188)
Net cash used in financing activities	(16,160)	(51,214)
Effect of foreign currency exchange rates on cash and cash equivalents	382	545
Net decrease in cash and cash equivalents	(12,031)	(14,608)
Cash and cash equivalents, beginning of period	25,569	44,096
Cash and cash equivalents, end of period	$13,538	$29,488
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)	Shares	Amount		Shares	Amount
December 28, 2018	32,624	$33	$691,083	(151)	$(8,125)	$344,498	$33,004	$1,060,493
Cumulative effect adjustment, net of taxes, of the adoption of ASC Topic 842 (Note 1)	—	—	—	—	—	(576)	—	(576)
Comprehensive income:
Net income	—	—	—	—	—	21,669	—	21,669
Other comprehensive loss, net	—	—	—	—	—	—	(7,540)	(7,540)
Share-based compensation plans:
Stock-based compensation	—	—	2,713	—	—	—	—	2,713
Net shares issued	164	—	1,114	(20)	(1,901)	—	—	(787)
March 29, 2019	32,788	$33	$694,910	(171)	$(10,026)	$365,591	$25,464	$1,075,972

December 29, 2017	31,978	$32	$669,756	(107)	$(4,654)	$176,068	$52,179	$893,381
Comprehensive income:
Net income	—	—	—	—	—	8,118	—	8,118
Other comprehensive income, net	—	—	—	—	—	—	16,850	16,850
Share-based compensation plans:
Stock-based compensation	—	—	3,222	—	—	—	—	3,222
Net shares issued	160	—	128	(20)	(1,310)	—	—	(1,182)
March 30, 2018	32,138	$32	$673,106	(127)	$(5,964)	$184,186	$69,029	$920,389
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1.)     BASIS OF PRESENTATION
Integer Holdings Corporation (together with its consolidated subsidiaries, “Integer” or the “Company”) is a publicly traded corporation listed on the New York Stock Exchange under the symbol “ITGR.” Integer is one of the largest medical device outsource manufacturers in the world serving the cardiac, neuromodulation, vascular, orthopedics, advanced surgical and portable medical markets. The Company provides innovative, high-quality medical technologies that enhance the lives of patients worldwide. In addition, it develops batteries for high-end niche applications in the energy, military, and environmental markets. The Company’s reportable segments are: (1) Medical and (2) Non-Medical. The Company’s customers include large multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries.
On May 3, 2018, the Company entered into a definitive agreement to sell the Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”) within its Medical segment to Viant (formerly MedPlast, LLC), and on July 2, 2018 completed the sale.  The results of operations of the AS&O Product Line are reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The Condensed Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations due to Integer’s (parent) centralized treasury and cash management processes, and, accordingly, cash flow amounts for discontinued operations are disclosed in Note 2 “Discontinued Operations and Divestiture.” All results and information in the condensed consolidated financial statements are presented as continuing operations and exclude the AS&O Product Line unless otherwise noted specifically as discontinued operations. Refer to Note 2 “Discontinued Operations and Divestiture” for additional information.
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
Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, certain components of equity, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2018.
The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The first quarter of 2019 and 2018 each contained 13 weeks and ended on March 29 and March 30, respectively. The Company’s 2019 fiscal year will end on January 3, 2020 and will be a fifty-three week period. Fiscal year 2018 ended on December 28, 2018 and was a fifty-two week period.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board ("FASB"). ASUs not yet adopted that are not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated result of operations, financial position and cash flows. With the exception of the accounting pronouncements adopted as discussed below, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2018, that are of significance, or potential significance, to the Company.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1.)     BASIS OF PRESENTATION (Continued)
Recently Adopted Accounting Guidance
Adoption of ASC Topic 842
Effective December 29, 2018, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company elected to transition to ASC 842 using the option to not restate comparative periods and apply the standard as of the date of initial application. In addition, certain practical expedients were elected which permit the Company to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, and to not reassess initial direct costs for any existing leases. The Company also elected the practical expedient to not separate lease and non-lease components for all classes of underlying assets and the practical expedient related to land easements, allowing the Company to carry-forward its accounting treatment for land easements on existing agreements. The Company did not elect the practical expedient pertaining to the use of hindsight. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet for all classes of underlying assets.
As a result of the adoption of ASC 842, the Company recognized operating lease right-of-use assets of $40.9 million and lease liabilities of $43.4 million on December 29, 2018. The difference between the lease assets and lease liabilities primarily represents the existing prepaid rent assets, deferred rent liabilities, and tenant improvement allowances, along with a cumulative-effect adjustment to beginning retained earnings. The adoption of ASC 842 did not have a material impact on our Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three month period ended March 29, 2019.
Refer to Note 11 “Leases” for additional information on the Company’s leases.
Adoption of ASU 2017-12
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the designation and measurement guidance for qualifying hedging transactions and the presentation of hedge results in an entity’s financial statements. The new guidance removes the concept of separately measuring and reporting hedge ineffectiveness and requires a company to present the earnings effect of the hedging instrument, including any ineffectiveness, in the same income statement line item in which the earnings effect of the hedged item is reported.
ASU 2017-12 continues to allow an entity to exclude the time value of options and forward points from the assessment of hedge effectiveness. For excluded components in cash flow hedges, the base recognition model under this ASU is an amortization approach. An entity still may elect to record changes in the fair value of the excluded component currently in earnings; however, such an election will need to be applied consistently to similar hedges. The Company has elected to continue to record changes in the fair value of the excluded components of its derivative instruments currently in earnings given their highly effective nature.
Finally, this ASU continues to require an initial prospective quantitative hedge effectiveness assessment and documentation at hedge inception. However, if certain criteria are met, entities can elect to subsequently perform prospective and retrospective effectiveness assessments qualitatively, unless facts and circumstances change, and the hedge effectiveness assessment generally does not need to be completed until the first quarterly hedge effectiveness assessment date (i.e., up to three months).
The Company adopted ASU 2017-12 on December 29, 2018, the first day of the Company’s 2019 fiscal year, and did not materially affect the Company’s results of operations. The Company adopted the guidance on the modified retrospective basis and did not recognize a cumulative effect adjustment upon adoption as the Company had not recognized ineffectiveness on any of the hedging instruments existing as of the date of adoption. Refer to Note 14 “Financial Instruments and Fair Value Measurements” for additional information and disclosures of the Company’s derivatives and hedging activities.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in ASU 2018-16 permit the use of the OIS rate based on SOFR as a benchmark interest rate for hedge accounting purposes under Topic 815. The amendments in this update were effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance prospectively as of December 29, 2018, concurrent with the adoption of ASU 2017-12, to be applied on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. Adoption of this guidance had no impact on the Condensed Consolidated Financial Statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)     DISCONTINUED OPERATIONS AND DIVESTITURE
On May 3, 2018, the Company entered into a definitive agreement to sell its AS&O Product Line to Viant, and on July 2, 2018, completed the sale, collecting cash proceeds of approximately $581 million, which is net of transaction costs and adjustments set forth in the definitive agreement. In connection with the sale, the parties executed a transition services agreement whereby the Company will provide certain corporate services (including accounting, payroll, and information technology services) to Viant for a period of up to one year from the date of the closing to facilitate an orderly transfer of business operations. Viant will pay Integer for these services, with such payments varying in amount and length of time as specified in the transition services agreement. The Company recognized $1.7 million of income under the transition services agreement for the performance of services during the first quarter of fiscal 2019, of which $0.1 million is within Cost of sales and $1.6 million is within Selling, general and administrative expenses. In addition, the parties executed long-term supply agreements under which the Company and Viant have agreed to supply the other with certain products at prices specified in the agreements for a term of three years.
In connection with the closing of the transaction, the Company recognized a pre-tax gain on sale of discontinued operations of $194.7 million during the year ended December 28, 2018. On April 14, 2019, the Company agreed to a net working capital adjustment with Viant, whereby Viant will pay the Company $4.8 million on or before June 14, 2019. The final net working capital adjustment will be recognized as an increase to the gain on sale from discontinued operations, net of the estimated income tax consequences, during the quarter ending June 28, 2019. Additionally, the income taxes associated with the gain on sale will be impacted by the final allocation of the sales price, which must be agreed to with Viant as required in the definitive agreement. The final allocation may be materially different from the Company’s estimates. The impact of any changes in estimated income taxes resulting from the final allocation, which will be reflected in the filed corporate income tax return, will be recorded as an adjustment to discontinued operations during the quarter in which they are concluded.
The operating results of the AS&O Product Line have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The discontinued operations of the AS&O Product Line are reported in the Medical segment. Income (loss) from discontinued operations, net of taxes, were as follows (in thousands):

	Three Months Ended
	March 29, 2019	March 30, 2018
Sales	$—	$89,319
Cost of sales	—	77,081
Gross profit	—	12,238
Selling, general and administrative expenses	—	4,809
Research, development and engineering costs	—	1,262
Other operating expenses	—	1,493
Interest expense	—	10,850
Other (income) loss, net	(386)	73
Income (loss) from discontinued operations before income taxes	386	(6,249)
Provision (benefit) for income taxes	83	(1,283)
Income (loss) from discontinued operations	$303	$(4,966)
Cash flow information from discontinued operations was as follows (in thousands):

	Three Months Ended
	March 29, 2019	March 30, 2018
Cash provided by (used in) operating activities	$(58)	$7,299
Cash used in investing activities	—	(2,617)

Depreciation and amortization	$—	$5,718
Capital expenditures	—	2,631

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3.)	SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows, including information related to discontinued operations:

	Three Months Ended
(in thousands)	March 29, 2019	March 30, 2018
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$2,146	$2,007
Refer to Note 2 “Discontinued Operations and Divestiture” for additional supplemental cash flow information pertaining to discontinued operations and Note 11 “Leases” for additional supplemental cash flow information pertaining to leases.
(4.)     INVENTORIES
Inventories are comprised of the following (in thousands):

	March 29, 2019	December 28, 2018
Raw materials	$78,005	$80,213
Work-in-process	73,299	75,711
Finished goods	29,896	34,152
Total	$181,200	$190,076

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the three months ended March 29, 2019 were as follows (in thousands):

	Medical	Non- Medical	Total
December 28, 2018	$815,338	$17,000	$832,338
Foreign currency translation	(3,032)	—	(3,032)
March 29, 2019	$812,306	$17,000	$829,306
Intangible Assets
Intangible assets at March 29, 2019 and December 28, 2018 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 29, 2019
Definite-lived:
Purchased technology and patents	$240,939	$(128,528)	$112,411
Customer lists	707,088	(110,880)	596,208
Other	3,503	(3,492)	11
Total	$951,530	$(242,900)	$708,630
Indefinite-lived:
Trademarks and tradenames			$90,288

December 28, 2018
Definite-lived:
Purchased technology and patents	$241,726	$(125,540)	$116,186
Customer lists	710,406	(104,556)	605,850
Other	3,503	(3,489)	14
Total	$955,635	$(233,585)	$722,050
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended
	March 29, 2019	March 30, 2018
Cost of sales	$3,262	$3,716
Selling, general and administrative expenses	6,592	6,898
Research, development and engineering costs	—	39
Total intangible asset amortization expense	$9,854	$10,653
Estimated future intangible asset amortization expense based on the carrying value as of March 29, 2019 is as follows (in thousands):

	2019	2020	2021	2022	2023	After 2023
Amortization Expense	$30,186	40,318	39,468	38,438	36,598	523,622

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT
Long-term debt is comprised of the following (in thousands):

	March 29, 2019	December 28, 2018
Senior secured term loan A	$295,312	$304,687
Senior secured term loan B	611,286	632,286
Revolving line of credit	20,000	5,000
Unamortized discount on term loan B and debt issuance costs	(14,940)	(16,466)
Total debt	911,658	925,507
Current portion of long-term debt	(37,500)	(37,500)
Total long-term debt	$874,158	$888,007
The Company has senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of (i) a revolving credit facility (the “Revolving Credit Facility”) with $200 million borrowing capacity as described below, (ii) a $295 million term loan A facility (the “TLA Facility”), and (iii) a $611 million term loan B facility (the “TLB Facility”). The TLA Facility and TLB Facility are collectively referred to as the “Term Loan Facilities.” The TLB Facility was issued at a 1% discount.
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
As of March 29, 2019, the Company had $20 million of outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $173.2 million after giving effect to $6.8 million of outstanding standby letters of credit. As of March 29, 2019, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 5.00%.
Term Loan Facilities
The TLA Facility and TLB Facility mature on October 27, 2021 and October 27, 2022, respectively. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 2.00% or (ii) the applicable LIBOR rate plus 3.00%, with LIBOR subject to a 1.00% floor. As of March 29, 2019, the interest rates on the TLA Facility and TLB Facility were 5.00% and 5.49%, respectively.
Covenants
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 5.00:1.00, subject to periodic step downs beginning in the third quarter of 2019 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 3.00:1.00. The TLB Facility does not contain any financial maintenance covenants. As of March 29, 2019, the Company was in compliance with these financial covenants.
Contractual maturities under the Senior Secured Credit Facilities for the remainder of 2019 and the next three years (through maturity), excluding any discounts or premiums, as of March 29, 2019 are as follows (in thousands):

	2019	2020	2021	2022
Future minimum principal payments	$28,125	57,500	229,687	611,286
The Company prepaid portions of its TLB Facility during 2019 and 2018. The Company recognized losses from extinguishment of debt during the three months ended March 29, 2019 and March 30, 2018 of $0.4 million and $1.1 million, respectively. The loss from extinguishment of debt represents the portion of the unamortized discount and debt issuance costs related to the portion of the TLB Facility that was prepaid and is included in Interest Expense in the accompanying Condensed Consolidated Statements of Operations.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION
The Company maintains certain stock-based compensation plans that were approved by the Company’s stockholders and are administered by the Board of Directors, or the Compensation and Organization Committee of the Board. The stock-based compensation plans provide for the granting of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights and stock bonuses to employees, non-employee directors, consultants, and service providers.
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	March 29, 2019	March 30, 2018
Stock options	$101	$314
RSAs and RSUs (time-based)	1,920	1,962
Performance-based RSUs (“PRSUs”)	692	707
Stock-based compensation expense - continuing operations	2,713	2,983
Discontinued operations	—	239
Total stock-based compensation expense	$2,713	$3,222

Cost of sales	$317	$176
Selling, general and administrative expenses	2,330	2,779
Research, development and engineering costs	66	24
Other operating expenses	—	4
Discontinued operations	—	239
Total stock-based compensation expense	$2,713	$3,222
There were no stock options granted during the three months ended March 29, 2019. The weighted average fair value and assumptions used to value options granted during the three months ended March 30, 2018 are as follows:

March 30, 2018
Weighted average fair value	$14.89
Risk-free interest rate	2.21%
Expected volatility	39%
Expected life (in years)	4
Expected dividend yield	—%
The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 28, 2018	522,783	$31.88
Exercised	(87,424)	15.30
Outstanding at March 29, 2019	435,359	$35.21	5.8	$17.5
Exercisable at March 29, 2019	401,044	$34.87	5.6	$16.3

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION (Continued)
During the three months ended March 29, 2019, the Company awarded grants to members of its Board of Directors and certain members of management. The Board of Directors received grants of RSUs that vest in equal quarterly installments of 25% on the first day of each quarter of the Company’s 2019 fiscal year. The members of management received either RSUs or a mix of RSUs and PRSUs. The RSUs vest ratably, subject to the recipient’s continuous service to the Company over a period of generally three to four years from the grant date. For the Company's PRSUs, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of financial performance or market-based conditions. The financial performance condition is based on the Company's sales targets. The market conditions are based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over three year performance periods.
The Company uses a Monte Carlo simulation model to determine the grant-date fair value of TSR awards. The grant-date fair value of all other restricted stock awards is equal to the closing market price of Integer common stock on the date of grant.
The weighted average fair value and assumptions used to value the TSR portion of the PRSUs granted are as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
Weighted average fair value	$123.34	$37.46
Risk-free interest rate	2.49%	2.28%
Expected volatility	40%	40%
Expected life (in years)	2.8	2.9
Expected dividend yield	—%	—%
The following table summarizes RSA and RSU activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 28, 2018	142,236	$49.78
Granted	74,918	87.28
Vested	(11,341)	58.95
Forfeited	(1,580)	42.65
Nonvested at March 29, 2019	204,233	$63.08
The following table summarizes PRSU activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at December 28, 2018	287,134	$36.15
Granted	44,875	104.70
Vested	(70,115)	28.48
Forfeited	(59,443)	31.59
Nonvested at March 29, 2019	202,451	$55.34

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     OTHER OPERATING EXPENSES
Other Operating Expenses is comprised of the following (in thousands):

	Three Months Ended
	March 29, 2019	March 30, 2018
Strategic reorganization and alignment	$1,734	$2,054
Manufacturing alignment to support growth	585	513
Consolidation and optimization initiatives	—	575
Asset dispositions, severance and other	571	642
Other operating expenses - continuing operations	2,890	3,784
Discontinued operations	—	1,493
Total other operating expenses	$2,890	$5,277
Strategic Reorganization and Alignment
As a result of the strategic review of its customers, competitors and markets, the Company began taking steps in 2017 to better align its resources in order to enhance the profitability of its portfolio of products. These initiatives include improving its business processes and redirecting investments away from projects where the market does not justify the investment, as well as aligning resources with market conditions and the Company’s future strategic direction. The Company estimates that it will incur aggregate pre-tax charges in connection with the strategic reorganization and alignment plan, including projects reported in discontinued operations, of between approximately $20 million to $22 million, of which an estimated $16 million to $20 million are expected to result in cash outlays. During the three months ended March 29, 2019, the Company incurred charges relating to this initiative which primarily included severance and fees for professional services recorded within the Medical segment. As of March 29, 2019, total expense incurred for this initiative since inception, including amounts reported in discontinued operations, was $18.2 million. These actions are expected to be substantially completed by the end of 2019.
Manufacturing Alignment to Support Growth
In 2017, the Company initiated several initiatives designed to reduce costs, improve operating efficiencies and increase manufacturing capacity to accommodate growth.  The plan involves the relocation of certain manufacturing operations and expansion of certain of the Company's facilities. The Company estimates that it will incur aggregate pre-tax restructuring related charges in connection with the realignment plan of between approximately $7 million to $9 million, the majority of which are expected to be cash expenditures, and additional cash outlays for capital expenditures of between approximately $2 million to $4 million. Costs related to the Company’s manufacturing alignment to support growth initiative were primarily recorded within the Medical segment. As of March 29, 2019, total expense incurred for this initiative since inception, including amounts reported in discontinued operations, was $4.0 million. These actions are expected to be substantially completed by the end of 2019.
Consolidation and Optimization Initiatives
Costs related to the Company’s consolidation and optimization initiatives were primarily recorded within the Medical segment. The Company does not expect to incur any material additional costs associated with these activities.
The following table summarizes the change in accrued liabilities related to the initiatives described above (in thousands):

	Severance and Retention	Other	Total
December 28, 2018	$1,668	$202	$1,870
Restructuring charges	670	1,649	2,319
Cash payments	(9)	(1,545)	(1,554)
March 29, 2019	$2,329	$306	$2,635
Asset Dispositions, Severance and Other
During the three months ended March 29, 2019 and March 28, 2019, the Company recorded expenses related to other initiatives not described above which relate primarily to integration and operational initiatives to reduce costs and improve operational efficiencies.

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
The Company’s income tax expense and effective tax rate for the three months ended March 29, 2019 and March 30, 2018 were impacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”), which was enacted into law on December 22, 2017.  For further discussion of the provisions and impact of the Tax Reform Act, refer to Note 12 of the Company’s consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K for the year ended December 28, 2018.
The Company’s worldwide effective tax rate for continuing operations for the first quarters of 2019 and 2018 was 15.0% and 29.1%, respectively. The Company recognized a tax provision of $3.8 million on $25.1 million of income from continuing operations before the provision for income taxes for the first quarter of 2019, compared to a tax provision of $5.4 million on $18.5 million of income from continuing operations before the provision for income taxes for the same period in 2018. The difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate for the first quarter of 2019 is primarily attributable to discrete tax benefits of $1.7 million, which are predominately related to excess tax benefits recognized upon vesting of restricted stock units or exercise of stock options. The Company’s effective tax rate for the first quarter of 2018 differed from the U.S. federal statutory tax rate of 21% due principally to the estimated impact of the GILTI tax. The 2019 estimated annual effective tax rate includes the estimated impact of all Tax Reform Act provisions.
As of March 29, 2019, the balance of unrecognized tax benefits from continuing operations is approximately $5.4 million. It is reasonably possible that a reduction of up to $0.9 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $5.3 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.

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
In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed on the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. Two juries in the U.S. District Court for the District of Delaware have returned verdicts finding that AVX infringed on three of the Company’s patents and awarded the Company $37.5 million in damages. In March 2018, the U.S. District Court for the District of Delaware vacated the original damage award and ordered a retrial on damages. In the January 2019 retrial on damages, the jury awarded the Company $22.2 million in damages. That award is subject to post-trial proceedings. To date, the Company has recorded no gains in connection with this litigation.
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

December 28, 2018	$2,600
Additions to warranty reserve	92
Warranty claims settled	(293)
March 29, 2019	$2,399
(11.)     LEASES
The Company primarily leases certain office and manufacturing facilities under operating leases, with additional operating leases for machinery, office equipment and vehicles.  An arrangement is considered to contain a lease if it conveys the right to use an identified asset for a period of time in exchange for consideration.  If it is determined that an arrangement contains a lease, classification of a lease as operating or finance is determined by evaluating the five criteria outlined within ASC 842 at inception. The Company does not currently have any finance leases. The Company’s lease agreements do not contain any residual value guarantees or any material restrictive covenants.
Right-of-use (“ROU”) lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use.  Operating lease ROU assets are presented as Operating Lease Assets, the current portion of operating lease liabilities are presented within Accrued Expense and Other Current Liabilities, and the non-current portion of operating lease liabilities are presented as Operating Lease Liabilities on the Condensed Consolidated Balance Sheets. The current portion of operating lease liabilities was $7.7 million as of March 29, 2019. Leases with a term of 12 months or less are not recorded on the balance sheet.
The discount rate implicit within our leases is generally not readily determinable, and therefore, the Company uses its estimated incremental borrowing rate in determining the present value of lease payments.  The incremental borrowing rate is determined based on the Company’s recent debt issuances, lease term and the currency in which lease payments are made.
The Company’s real estate leases often contain options to renew, and less frequently, termination options. The exercise of such renewal and termination options are generally at the Company’s sole discretion.  The Company evaluates renewal and termination options at lease commencement to determine if such options are reasonably certain to be exercised based on economic factors.  As of March 29, 2019, the Company did not have any leases that have not yet commenced.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11.)     LEASES (Continued)
The following table presents the weighted average remaining lease term and discount rate:

March 29, 2019
Weighted-average remaining lease term of operating leases (in years)	6.8
Weighted-average discount rate of operating leases	5.4%
For certain leases where rent escalates based upon a change in a financial index, such as the Consumer Price Index, the difference between the rate at lease inception and the subsequent fluctuations in that rate are included in variable lease costs.  Additionally, because the Company has elected to not separate lease and non-lease components, variable costs also include payments to the landlord for common area maintenance, real estate taxes, insurance and other operating expenses.  Lease expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.
The components and classification of lease expense for the three months ended March 29, 2019 are as follows (in thousands):

Operating lease cost	$2,449
Short-term lease cost	17
Variable lease cost	555
Sublease income	(467)
Total lease cost	$2,554

Cost of sales	$2,152
Selling, general and administrative expenses	255
Research, development and engineering costs	139
Other operating expenses	8
Total lease cost	$2,554
At March 29, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Remainder of 2019	$7,491
2020	8,520
2021	8,048
2022	5,938
2023	5,189
2024	4,653
Thereafter	10,176
Total lease payments	50,015
Less imputed interest	(8,521)
Total	$41,494
The Company’s future minimum lease commitments, net of sublease income, as of December 28, 2018, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows (in thousands):

	2019	2020	2021	2022	2023	After 2023
Future minimum lease payments	$8,562	7,290	7,348	5,269	5,112	14,589
Supplemental cash flow information related to leases for the three months ended March 29, 2019 is as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities	$2,538
Right-of-use assets obtained in exchange for new operating lease liabilities	—

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     EARNINGS (LOSS) PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2019	March 30, 2018
Numerator for basic and diluted EPS:
Income from continuing operations	$21,366	$13,084
Income (loss) from discontinued operations	303	(4,966)
Net income	$21,669	$8,118

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	32,536	31,902
Dilutive effect of assumed exercise of stock options, restricted stock and RSUs	444	521
Weighted average shares outstanding - Diluted	32,980	32,423

Basic earnings (loss) per share:
Income from continuing operations	$0.66	$0.41
Income (loss) from discontinued operations	0.01	(0.16)
Basic earnings per share	0.67	0.25

Diluted earnings (loss) per share:
Income from continuing operations	$0.65	$0.40
Income (loss) from discontinued operations	0.01	(0.15)
Diluted earnings per share	0.66	0.25
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended
	March 29, 2019	March 30, 2018
Time-vested stock options, restricted stock and RSUs	61	150
Performance-vested restricted stock and PRSUs	45	182

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income (“AOCI”) is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 28, 2018	$(295)	$3,439	$30,539	$33,683	$(679)	$33,004
Unrealized loss on cash flow hedges	—	(154)	—	(154)	32	(122)
Realized gain on foreign currency hedges	—	(45)	—	(45)	9	(36)
Realized gain on interest rate swap hedge	—	(689)	—	(689)	145	(544)
Foreign currency translation loss	—	—	(6,838)	(6,838)	—	(6,838)
March 29, 2019	$(295)	$2,551	$23,701	$25,957	$(493)	$25,464

December 29, 2017	$(1,422)	$3,418	$50,200	$52,196	$(17)	$52,179
Unrealized gain on cash flow hedges	—	5,124	—	5,124	(1,076)	4,048
Realized gain on foreign currency hedges	—	(575)	—	(575)	121	(454)
Realized gain on interest rate swap hedge	—	(234)	—	(234)	49	(185)
Foreign currency translation gain	—	—	13,441	13,441	—	13,441
March 30, 2018	$(1,422)	$7,733	$63,641	$69,952	$(923)	$69,029
(14.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency exchange rates, and uses derivatives to manage these exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes. All derivatives are recorded at fair value on the balance sheet.
Interest Rate Swaps
The Company periodically enters into interest rate swap agreements in order to reduce the cash flow risk caused by interest rate changes on our outstanding floating rate borrowings. Under the swap agreements, the Company pays a fixed rate of interest and receives a floating rate equal to one-month London Interbank Offered Rate (“LIBOR”). The variable rate received on the interest rate swaps and the variable rate paid on the outstanding debt will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same date. The Company has designated these interest rate swap agreements as cash flow hedges. The unrealized gains and losses on these contracts are reported in Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets and are subsequently reclassified into earnings when interest on the related debt is accrued.
The fair value of the Company’s interest rate swap contracts are determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition, the Company receives a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. The estimated fair value of the interest rate swap agreement represents the amount the Company would receive (pay) to terminate the contract.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs included foreign exchange rate and credit spread curves. In addition, the Company receives fair value estimates from the foreign currency contract counterparties to verify the reasonableness of the Company’s estimates.
Derivative Instruments with Hedge Accounting Designation
The following tables present the fair values of derivative instruments formally designated as hedging instruments as of March 29, 2019 and December 28, 2018 (in thousands).

			Fair Value(1)
	Fair Value Hierarchy	Gross Notional Amount	Assets	Liabilities
March 29, 2019
Interest rate swaps(1)	Level 2	$200,000	$3,034	$—
Foreign currency contracts	Level 2	44,418	—	483

December 28, 2018
Interest rate swaps	Level 2	$200,000	$4,171	$—
Foreign currency contracts	Level 2	55,665	—	732
__________

(1)
Unless otherwise noted, derivative assets are classified within Other assets on the Condensed Consolidated Balance Sheets and derivative liabilities are classified within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

(2)
On April 1, 2019, the Company entered into an additional interest rate swap agreement with a gross notional amount of $400 million and extended the current $200 million interest rate swap through June 2023.

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three months ended March 29, 2019 and March 30, 2018 (in thousands):

	Three Months Ended March 29, 2019		Three Months Ended March 30, 2018
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain on Cash Flow Hedge Activity
Sales	$314,676	$(321)	$292,426	$139
Cost of sales	226,066	366	208,894	436
Interest expense	13,830	689	15,595	234
The following table present the amounts affecting the Condensed Consolidated Statements of Operations for the three months ended March 29, 2019 and March 30, 2018 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three months ended,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Three months ended,
	March 29, 2019	March 30, 2018		March 29, 2019	March 30, 2018
Interest rate swap	$(448)	$1,499	Interest expense	$689	$234
Foreign exchange forwards	(700)	638	Sales	(321)	139
Foreign exchange forwards	994	2,987	Cost of sales	366	436

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The Company expects to reclassify net gains totaling $2.0 million related to its cash flow hedges from accumulated other comprehensive income into earnings during the next twelve months.
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
Equity Investments
The Company holds long-term, strategic investments in companies to promote business and strategic objectives. These investments are included in Other Assets on the Condensed Consolidated Balance Sheets. Non-marketable equity securities are equity securities without readily determinable fair value. The Company has elected the practicability exception to use an alternative that measures the securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. Equity method investments and non-marketable equity securities are included within Level 2 of the fair value hierarchy.
Equity investments are comprised of the following (in thousands):

	March 29, 2019	December 28, 2018
Equity method investment	$15,149	$15,148
Non-marketable equity securities	7,667	7,667
Total equity investments	$22,816	$22,815
The components of (Gain) Loss on Equity Investments, Net for each period were as follows (in thousands):

	Three Months Ended
	March 29, 2019	March 30, 2018
Equity method investment (income) loss	$41	$(4,970)
Impairment charges	—	—
Observable price adjustments on non-marketable equity securities	—	—
Total (gain) loss on equity investments, net	$41	$(4,970)
The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. As of March 29, 2019, the Company owned 6.6% of this fund.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)     SEGMENT INFORMATION
The Company organizes its business into two reportable segments: (1) Medical and (2) Non-Medical. This segment structure reflects the financial information and reports used by the Company’s management, specifically its Chief Operating Decision Maker (“CODM”), to make decisions regarding the Company’s business, including resource allocations and performance assessments. This segment structure reflects the Company’s current operating focus in compliance with ASC 280, Segment Reporting. There were no sales between segments during the three months ended March 29, 2019 and March 30, 2018.
The following table presents sales from continuing operations by product line (in thousands).

	Three Months Ended
	March 29, 2019	March 30, 2018
Segment sales from continuing operations by product line:
Medical
Cardio & Vascular	$152,574	$136,863
Cardiac & Neuromodulation	116,911	108,910
Advanced Surgical, Orthopedics & Portable Medical	31,588	33,941
Total Medical	301,073	279,714
Non-Medical	13,603	12,712
Total sales from continuing operations	$314,676	$292,426
The following table presents income from continuing operations for the Company’s reportable segments (in thousands).

	Three Months Ended
	March 29, 2019	March 30, 2018
Segment income from continuing operations:
Medical	$56,380	$47,515
Non-Medical	4,311	3,198
Total segment income from continuing operations	60,691	50,713
Unallocated operating expenses	(21,522)	(20,670)
Operating income from continuing operations	39,169	30,043
Unallocated expenses, net	(14,037)	(11,585)
Income before taxes from continuing operations	$25,132	$18,458

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16.)	REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
The majority of the Company’s revenues consist of sales of various medical devices and products to large, multinational OEMs and their affiliated subsidiaries.  Revenue is recognized when performance obligations are satisfied and the customer has obtained control of the products.  Under the provisions of the majority of the Company’s contracts with customers, revenue is recognized at the point in time when title and risk of ownership transfers to the customer, which is primarily determined based upon the shipping terms.  When contracts with customers for products that do not have an alternative use to the Company contain provisions that provide the Company with an enforceable right to payment for performance completed to date with a recapture of costs incurred plus an applicable margin throughout the duration of the contract, revenue is recognized over time as control is deemed to have transferred to the customer. The Company uses an input measure to determine progress towards completion and total estimated costs at completion. Under this method, sales and gross profit are recognized as work is performed generally based on actual costs incurred. For arrangements recognized over time, the Company records a contract asset for unbilled revenue associated with non-cancellable customer orders. Revenue is recognized net of sales tax, value-added taxes and other taxes.
Disaggregated Revenue
In general, the Company's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment's results of operations. For a summary by disaggregated product line sales for each segment, refer to Note 15, “Segment Information.”
Revenue recognized from products and services transferred to customers over time represented 14% of total revenue for the three months ended March 28, 2019, substantially all of which was within the Medical segment. The Company did not have any significant revenue related to contracts recognized over time for the three months ended March 30, 2018.
The following table presents revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended
	March 29, 2019
Customer	Medical	Non-Medical
Customer A	25%	—%
Customer B	19%	—%
Customer C	12%	—%
Customer D	—%	24%
Customer E	—%	8%
All other customers	44%	68%

	Three Months Ended
	March 30, 2018
Customer	Medical	Non-Medical
Customer A	22%	—%
Customer B	21%	—%
Customer C	12%	—%
Customer D	—%	19%
Customer E	—%	11%
All other customers	45%	70%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16.)     REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
The following table presents revenues by ship to country, which is defined as any country where 10% or more of a segment’s total revenues are shipped to.

	Three Months Ended
	March 29, 2019
Ship to Location	Medical	Non-Medical
United States	56%	57%
Puerto Rico	15%	—%
Canada	—%	13%
All other Countries	29%	30%

	Three Months Ended
	March 30, 2018
Ship to Location	Medical	Non-Medical
United States	56%	69%
Puerto Rico	13%	—%
Canada	—%	11%
All other Countries	31%	20%
Contract Balances
The opening and closing balances of the Company's contract assets and contract liabilities are as follows (in thousands):

	March 29, 2019	December 28, 2018
Contract assets included in other current assets	$11,497	$—
Contract liabilities included in other current liabilities	1,986	2,264
During the three months ended March 29, 2019, the Company recognized $0.3 million of revenue that was included in the contract liability balance as of December 28, 2018. During the three months ended March 30, 2018, the Company recognized $0.1 million of revenue that was included in the contract liability balance as of December 29, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q should be read in conjunction with the disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018. In addition, please read this section in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.
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
In this Form 10-Q, references to “Integer,” “we,” “us,” “our” and the “Company” mean Integer Holdings Corporation and its subsidiaries, unless the context indicates otherwise.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Our Business
Integer Holdings Corporation is one of the largest medical device outsource (“MDO”) manufacturers in the world serving the cardiac, neuromodulation, vascular, orthopedics, advanced surgical and portable medical markets. We also develop batteries for high-end niche applications in the non-medical energy, military, and environmental markets. Our vision is to enhance the lives of patients worldwide by being our customers’ partner of choice for innovative technologies and services.
We organize our business into two reportable segments, Medical and Non-Medical, and derive our revenues from four principle product lines. The Medical segment includes the Advanced Surgical, Orthopedics & Portable Medical, Cardio & Vascular and Cardiac & Neuromodulation product lines and the Non-Medical segment is comprised of the Electrochem product line.
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The first quarter of 2019 and 2018 each contained 13 weeks and ended on March 29 and March 30, respectively. The Company’s 2019 fiscal year will end on January 3, 2020 and will be a fifty-three week period. Fiscal year 2018 ended on December 28, 2018 and was a fifty-two week period.
Discontinued Operations and Divestiture
On July 2, 2018, we completed the sale of the Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”) for net cash proceeds of approximately $581 million, resulting in the recognition of a pre-tax gain of approximately $195 million during the year ended December 28, 2018. In connection with the sale, the parties executed a transition services agreement whereby we will provide certain corporate services (including accounting, payroll, and information technology services) to Viant for a period of up to one year from the date of the closing to facilitate an orderly transfer of business operations. Viant will pay us for these services, with such payments varying in amount and length of time as specified in the transition services agreement. In addition, the parties executed long-term supply agreements under which the parties have agreed to supply the other with certain products at prices specified in the agreements for a term of three years.
On April 14, 2019, we agreed to a net working capital adjustment with Viant, whereby Viant will pay us $4.8 million on or before June 14, 2019. The final net working capital adjustment will be recognized as an increase to the pre-tax gain on sale from discontinued operations during the quarter ending June 28, 2019.
The results of operations of the AS&O Product Line have been classified as discontinued operations for all periods presented. Prior period amounts have been reclassified to conform to the continuing operations reporting presentation. All results and information presented exclude the AS&O Product Line unless otherwise noted.
Refer to Note 2 “Discontinued Operations and Divestiture” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about the divestiture of the AS&O Product Line.
Strategic Overview
We continue to take steps to better align our resources in order to invest to grow, protect, preserve and to enhance the profitability of our portfolio of products. In addition to our portfolio strategy, we have launched the execution of six key operational strategic imperatives designed to drive excellence in everything we do:

•
Sales Force Excellence: We are changing the organization structure to match product line growth strategies and customer needs. This change is about getting more out of the capability we already have, and will increase individual accountability and clarity of ownership.

•
Market Focused Innovation: We are ensuring we get the most return on our research & development investments. Integer is currently focusing on getting a clearer picture of how we spend our money and ensuring we are spending it in the right places so we can increase investments to drive future growth.

•
Manufacturing Process Excellence: The goal is to deliver world-class operational performance in the areas of safety, quality, delivery and overall efficiency. We want to transition our manufacturing into a competitive advantage through a single, enterprise-wide manufacturing structure known as the Integer Production System. This system will provide standardized systems and processes by leveraging best practices and applying them across all of our global sites.

•	Business Process Excellence: Integer is taking a systematic approach to driving excellence in everything we do by standardizing, optimizing and ultimately sustaining all of our processes.

•
Performance Excellence: We are raising the bar on associate performance to maximize our impact. This includes aligning key roles with critical capabilities, positioning the best talent against the biggest work, and putting tools and processes in place to provide higher financial rewards for top performers, so our top performers can see increased results in pay for increased results in their performance.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

•
Leadership Capability: We have a robust plan to make leadership a competitive advantage for Integer, and since the success rate is higher with internal hires, we are focusing on finding and developing leaders from within the Company to build critical capabilities for future success.

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
2019 Outlook(a)
(dollars in millions, except per share amounts)

	GAAP		Non-GAAP(b)
Continuing Operations:	As Reported	Growth	Adjusted	Growth
Sales	$1,265 to $1,280	4% to 5%	$1,265 to $1,280	4% to 6%
Income	$95 to $101	102% to 116%	$137 to $144	10% to 16%
EBITDA	N/A	N/A	$275 to $283	6% to 9%
Earnings per Diluted Share	$2.87 to $3.07	99% to 113%	$4.15 to $4.35	9% to 14%

(a)
Except as described below, further reconciliations by line item to the closest corresponding financial measure prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for Adjusted Sales, Adjusted Income, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and Adjusted EBITDA and Adjusted Earnings per diluted share (“EPS”), all from continuing operations, included in our “2019 Outlook” above, are not available without unreasonable efforts on a forward-looking basis due to the high variability, complexity and visibility of the charges excluded from these non-GAAP financial measures.

(b)
Adjusted income and diluted EPS, both from continuing operations, for 2019 are expected to consist of GAAP income from continuing operations and diluted EPS from continuing operations, excluding items such as intangible amortization, IP-related litigation costs, consolidation and realignment costs, asset dispositions, severance and loss on extinguishment of debt totaling approximately $54 million, pre-tax. The after-tax impact of these items is estimated to be approximately $43 million, or approximately $1.30 per diluted share.

Adjusted EBITDA from continuing operations is expected to consist of Adjusted income from continuing operations, excluding items such as depreciation, interest, stock-based compensation and taxes totaling approximately $139 million.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Overview of Continuing Operations
Income from continuing operations for the first quarter of 2019 was $21.4 million or $0.65 per diluted share compared to $13.1 million or $0.40 per diluted share for the first quarter of 2018. These variances are primarily the result of the following:

•
Sales from continuing operations for the first quarter of 2019 increased 8% over the first quarter of 2018 primarily due to market growth and new business wins. During the first quarter of 2019, price concessions given to our larger OEM customers in return for long-term volume commitments lowered sales by approximately $3 million in comparison to the first quarter of 2018. Foreign currency exchange rates decreased sales by $0.9 million for the first quarter of 2019 compared to the same quarter last year.

•	Gross profit from continuing operations for the first quarter of 2019 increased $5.1 million, primarily due to the increase in sales from continuing operations discussed above.

•	Operating expenses for the first quarter of 2019 were lower by $4.0 million, compared to the same period in 2018, due to decreases in all categories of operating expenses.

•
Interest expense for the first quarter of 2019 decreased by $1.8 million compared to the same period in 2018, resulting from lower outstanding debt balances and a $0.6 million decrease in extinguishment of debt charges.

•	Net gains on equity investments, which are unpredictable in nature, decreased income by $5.0 million when comparing the first quarter of 2019 to the first quarter of 2018.

•
Other loss, net for the first quarter of 2019 was $0.2 million compared to $1.0 million during the first quarter of 2018, primarily due to lower foreign currency losses in the first quarter of 2019 compared to the first quarter of 2018.

•
We recorded provisions for income taxes for the first quarter of 2019 and 2018 of $3.8 million and $5.4 million, respectively. Refer to Note 9 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report and the “Provision for Income Taxes” section of this Item for additional information.

Our CEO’s View
We delivered strong revenue and profit growth in the quarter, consistent with our 2019 quarterly growth expectations. We are on track to deliver on our improved full year guidance, which reflects a slight increase in sales and EPS.
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

	Three Months Ended
	March 29,	March 30,	Change
	2019	2018	$	%
Medical Sales:
Cardio & Vascular	$152,574	$136,863	$15,711	11.5%
Cardiac & Neuromodulation	116,911	108,910	8,001	7.3%
Advanced Surgical, Orthopedics & Portable Medical	31,588	33,941	(2,353)	(6.9)%
Total Medical Sales	301,073	279,714	21,359	7.6%
Non-Medical	13,603	12,712	891	7.0%
Total Sales	314,676	292,426	22,250	7.6%
Cost of sales	226,066	208,894	17,172	8.2%
Gross profit	88,610	83,532	5,078	6.1%
Gross profit as a % of sales	28.2%	28.6%
Selling, general and administrative expenses (“SG&A”)	34,956	36,429	(1,473)	(4.0)%
SG&A as a % of sales	11.1%	12.5%
Research, development and engineering costs (“RD&E”)	11,595	13,276	(1,681)	(12.7)%
RD&E as a % of sales	3.7%	4.5%
Other operating expenses	2,890	3,784	(894)	(23.6)%
Operating income	39,169	30,043	9,126	30.4%
Operating margin	12.4%	10.3%
Interest expense	13,830	15,595	(1,765)	(11.3)%
(Gain) loss on equity investments, net	41	(4,970)	5,011	NM
Other loss, net	166	960	(794)	(82.7)%
Income from continuing operations before income taxes	25,132	18,458	6,674	36.2%
Provision for income taxes	3,766	5,374	(1,608)	(29.9)%
Effective tax rate	15.0%	29.1%
Income from continuing operations	$21,366	$13,084	$8,282	63.3%
Income from continuing operations as a % of sales	6.8%	4.5%
Diluted earnings per share from continuing operations	$0.65	$0.40	$0.25	62.5%
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Line Sales of Continuing Operations Highlights
In the first quarter of 2019, we signed a long-term agreement with a current customer for their existing products. This agreement contains terms resulting in an accrual of $11.5 million in sales for in-process material.
For the first quarter of 2019, Cardio & Vascular sales increased $15.7 million, or 11%, versus the first quarter of 2018. This increase was driven by customer share gains, new product launches, and the impact of the aforementioned long-term customer agreement. Electrophysiology and peripheral vascular led the growth with steady demand for catheter components. During the first quarter of 2019, price concessions lowered Cardio & Vascular sales by $1.8 million in comparison to the first quarter of 2018. Foreign currency exchange rate fluctuations decreased Cardio & Vascular sales for the three months ended March 29, 2019 by $0.8 million, in comparison to the 2018 period primarily due to U.S. dollar fluctuations relative to the Euro.
For the first quarter of 2019, Cardiac & Neuromodulation sales increased $8.0 million, or 7%, versus the first quarter of 2018. The increase in Cardiac & Neuromodulation sales was mainly due to the impact of the aforementioned long-term customer agreement. Neuromodulation continued strong growth driven by spinal cord stimulation and increasingly stronger revenue from early-stage neuromodulation companies. During the first quarter of 2019, price concessions lowered Cardiac & Neuromodulation sales by $1.2 million in comparison to the first quarter of 2018. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during the first quarter of 2019 in comparison to the first quarter of 2018.
In addition to Portable Medical sales, Advanced Surgical, Orthopedic & Portable Medical includes sales to the acquirer of our AS&O Product Line, Viant, under the Long-term Supply Agreements (“LSAs”) entered into between the Company and Viant as of the closing of the divestiture of the AS&O product line for the sale of products by the Company to Viant. The sales decline was due to a difficult Portable Medical prior year comparable, partially offset by strong demand in orthopedic markets. Price concessions and foreign currency exchange rate fluctuations did not have a material impact on Advanced Surgical, Orthopedic & Portable Medical sales during the first quarter of 2019 in comparison to the first quarter of 2018.
For the first quarter of 2019, Non-Medical sales increased $0.9 million, or 7%, versus the first quarter of 2018. The increase in Non-Medical sales was primarily due to recovery from prior year inventory reductions by energy customers and new product launches. Price concessions and foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales sales during the first quarter of 2019 in comparison to the first quarter of 2018.
Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

Change From Prior Year
Three Months
Price(a)	(0.9)%
Mix(b)	0.2
Incentive compensation(c)	(0.1)
Production efficiencies and volume(d)	0.4
Total percentage point change to gross profit as a percentage of sales	(0.4)%

__________

(a)	Our Gross Margin for the first quarter of 2019 has been negatively impacted by price concessions given to our larger OEM customers in return for long-term volume commitments.

(b)	Our Gross Margin for the first quarter of 2019 has been positively impacted by a higher mix of sales of higher margin products.

(c)	Amounts represent the impact to our Gross Margin attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(d)
Represents various increases and decreases to our Gross Margin. Overall, our Gross Margin for the first quarter of 2019 was positively impacted by production efficiencies and synergies gained as a result of our integration and consolidation initiatives as well as higher volume in comparison to the first quarter of 2018.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

Change From Prior Year
Three Months
Legal expenses(a)	$1,086
Intangible asset amortization(b)	(306)
Incentive compensation programs(c)	331
Transition services agreement(d)	(1,597)
Other(e)	(987)
Net increase (decrease) in SG&A Expenses	$(1,473)

__________

(a)
Amount represents the change in legal costs compared to the prior year period, including legal expenses incurred related to our on-going patent infringement case. Refer to Note 10 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for information related to this patent infringement litigation.

(b)	Amount represents the decrease in intangible asset amortization (i.e. customer list), which is amortized based upon the forecasted cash flows at the time of acquisition for the respective asset.

(c)
Amount represents the increase to our SG&A expenses attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(d)
Represents the amount included in SG&A Expenses, which was charged to Viant for transition services provided during the first quarter of 2019. We executed a transition services agreement in conjunction with the sale of the AS&O Product Line, whereby we will provide certain corporate services (including accounting, payroll, and information technology services) to Viant for a period of up to one year from the date of the closing to facilitate an orderly transfer of business operations.

(e)	Represents various increases and decreases to our SG&A, resulting in a net decrease in SG&A expense from the first quarter of 2018 to the first quarter of 2019.
RD&E
Changes to RD&E expenses from the prior year were due to the following (in thousands):

Change From Prior Year
Three Months
Intangible asset amortization(a)	$(39)
Incentive compensation programs(b)	131
Other(c)	(1,773)
Net increase in RD&E	$(1,681)
__________

(a)	Amount represents the decrease in intangible asset amortization, which is amortized based upon the forecasted cash flows at the time of acquisition for the respective asset.

(b)	Amount represents the impact to our RD&E attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(c)
Represents the net impact of increased customer funding and various increases and decreases to our RD&E, resulting in a net decrease in RD&E expense from the first quarter of 2018 to the first quarter of 2019.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Operating Expenses
Refer to Note 8 “Other Operating Expenses” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information related to these initiatives. Other Operating Expenses is comprised of the following (in thousands):

	Three Months Ended
	March 29, 2019	March 30, 2018
Strategic reorganization and alignment(a)	$1,734	$2,054
Manufacturing alignment to support growth(b)	585	513
Consolidation and optimization costs(c)	—	575
Asset dispositions, severance and other(d)	571	642
Total other operating expenses	$2,890	$3,784

__________

(a)
As a result of the strategic review of our customers, competitors and markets, we began taking steps in the fourth quarter of 2017 to better align our resources in order to invest to grow, protect, preserve and to enhance the profitability of our portfolio of products. These initiatives include focusing our investment in RD&E and manufacturing, improving our business processes and redirecting investments away from projects where the market does not justify the investment. Expenses for the first quarter of 2019 an 2018 primarily include severance costs and fees for professional services.

(b)
In 2017, we initiated several initiatives designed to reduce costs, improve operating efficiencies and increase manufacturing capacity to accommodate growth.  The plan involves the relocation of certain manufacturing operations and expansion of certain of our facilities.

(c)	During 2018 we incurred costs primarily related to the closure of our Clarence, NY facility.

(d)
Amounts include expenses related to other initiatives not described above which relate primarily to integration and operational initiatives to reduce costs and improve operational efficiencies. Expenses for the first quarter of 2019 and 2018 primarily include severance costs and fees for professional services.

We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. For 2019, Other Operating Expenses is expected to be approximately $10 million to $15 million.
Interest Expense
Interest expense decreased $1.8 million to $13.8 million for the quarter ended March 29, 2019, compared to $15.6 million for the quarter ended March 30, 2018. The weighted average interest rates paid on outstanding borrowings for the quarter ended March 29, 2019 was 5.12%, compared to 4.84% for the comparable period in 2018. The weighted average interest rate paid in 2019 reflects an increase in LIBOR during 2018 and 2019, partially offset by a reductions to the applicable interest rate margins of our Term Loan B and Term Loan A facilities. Cash interest expense decreased $1.0 million for the quarter ended March 29, 2019, when compared to the same period in 2018, due to the decrease in outstanding borrowings. Debt related charges included in interest expense (i.e. deferred fee and discount amortization) decreased $0.8 million during the first quarter of 2019 when compared to the same period in 2018, primarily attributable to lower accelerated write-offs (losses from extinguishment of debt) of deferred fees and original issue discount related to prepayments of portions of our Term Loan B facility. We recognized losses from extinguishment of debt during the first quarter of 2019 and 2018 of $0.4 million and $1.1 million, respectively. We paid down $15.4 million of debt during the first quarter of 2019. See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
As of March 29, 2019, approximately 78% of our principal amount of debt outstanding was subject to variable rates.  In April 2019, we entered into additional interest rate swap agreements that we expect will further reduce our interest expense and exposure to fluctuations in the LIBOR rate.  These agreements converted $400 million of our outstanding debt to a fixed rate for the next year as well as extended our current $200 million interest rate swap we have outstanding for an additional three years.  Had these additional interest rate swap agreements been in place as of March 29, 2019, approximately 35% of our principal amount of debt outstanding would be subject to variable rates.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

(Gain) Loss on Equity Investments, Net
During the three months ended March 29, 2019, we recognized a net loss of $0.04 million on our equity investments compared to a net gain of $5.0 million for the three months ended March 30, 2018. Gains and losses on equity investments are generally unpredictable in nature. The amounts for both 2019 and 2018 relate to our share of equity method investee gains/losses including unrealized appreciation of the underlying interests of the investee. As of March 29, 2019 and December 28, 2018, we held $22.8 million of equity investments. See Note 14 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other Loss, Net
Other Loss, Net was $0.2 million and $1.0 million for the three months ended March 29, 2019 and March 30, 2018, respectively. Other Loss, Net is primarily comprised of income (loss) from the impact of foreign currency exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based mainly on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan pesos or Malaysian ringgits. The impact of foreign currency exchange rates on transactions denominated in foreign currencies included in Other Loss, Net for the three months ended March 29, 2019 and March 30, 2018 were losses of $0.2 million and $1.3 million, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in foreign currency exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
We recognized income tax expense of $3.8 million for the first quarter of 2019 on $25.1 million of pre-tax income from continuing operations compared to income tax expense of $5.4 million on $18.5 million of pre-tax income from continuing operations for the same period of 2018. The 2019 estimated annual effective tax rate includes the estimated impact of the U.S. Tax Reform Act provisions.
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
Our worldwide effective tax rate is expected to be approximately 22% for 2019, excluding discrete items. Our effective tax rate for 2019 differs from the U.S. federal statutory tax rate of 21% due principally to the estimated impact of the GILTI tax. Our earnings outside the U.S. are generally taxed at blended rates that are marginally lower than the U.S. federal rate. The GILTI provisions require us to include foreign subsidiary earnings in excess of a deemed return on the foreign subsidiary’s tangible assets in our U.S. income tax return. The foreign jurisdictions in which we operate and where our foreign earnings are primarily derived, include Switzerland, Mexico, Uruguay, Malaysia and Ireland. While we are not currently aware of any material trends in these jurisdictions that are likely to impact our current or future tax expense, our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower effective tax rates and higher than anticipated in countries where we have higher effective tax rates, or by changes in tax laws or regulations. We regularly assess any significant exposure associated with increases in tax rates in international jurisdictions and adjustments are made as events occur that warrant adjustment to our tax provisions.
Our 2019 blended effective tax rate on foreign earnings is currently estimated to be approximately 15% for continuing operations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

(dollars in thousands)	March 29, 2019	December 28, 2018
Cash and cash equivalents	$13,538	$25,569
Working capital	265,687	251,680
Current ratio	2.55	2.53
Cash and cash equivalents at March 29, 2019 decreased by $12.0 million from December 28, 2018 as excess cash on hand was used to pay down our debt. Working capital increased by $14.0 million from December 28, 2018, primarily due to an increase in accounts receivable and prepaid and other current assets, partially offset by the reduced cash balance and increase in accounts payable.
At March 29, 2019, $7.0 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
Summary of Cash Flow

	Three Months Ended
(in thousands)	March 29, 2019	March 30, 2018
Cash provided by (used in):
Operating activities	$11,234	$46,122
Investing activities	(7,487)	(10,061)
Financing activities	(16,160)	(51,214)
Effect of foreign currency exchange rates on cash and cash equivalents	382	545
Net change in cash and cash equivalents	$(12,031)	$(14,608)
The cash flow information presented includes cash flows related to the discontinued operations.
Operating Activities – During the three months ended March 29, 2019, we generated cash from operations of $11.2 million compared to $46.1 million for the three months ended March 30, 2018. This decrease was primarily due to a $40.9 million decrease in cash flow provided by working capital, partially offset by a $6.0 million increase in cash net income (i.e. net income plus adjustments to reconcile net income to net cash provided by operating activities). The cash flow from working capital change during the period was primarily due to higher accounts receivable as a result of increased sales during the first quarter of 2019 as well as the payment of customer rebates.
Investing Activities – The $2.6 million decrease in net cash used in investing activities was primarily attributable to lower purchases of property, plant, and equipment. Our current expectation is that capital spending for 2019 will be in the range of $50 million to $55 million. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund these capital expenditures.
Financing Activities – Net cash used in financing activities for the first quarter of 2019 was $16.2 million compared to $51.2 million in the comparable 2018 period. Financing activities during the first quarter of 2019 included net payments of $15.4 million related to paying down our debt obligations compared to $50.0 million for the comparable 2018 period.
Capital Structure – As of March 29, 2019, our capital structure consists of $912 million of debt, net of deferred fees and discounts, outstanding under our Senior Secured Credit Facilities and 33 million shares of common stock outstanding. We have access to $173 million of borrowing capacity under our Revolving Credit Facility. We are also authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. Our debt service obligations, comprised of principal and interest payments for the remainder of 2019, are estimated to be approximately $63 million.

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
Credit Facilities - As of March 29, 2019, we had senior secured credit facilities (the “Senior Secured Credit Facilities”) that consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), which had available borrowing capacity of $173.2 million as of March 29, 2019, (ii) a $295 million term loan A facility (the “TLA Facility”), and (iii) an $611 million term loan B facility (the “TLB Facility”). The Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021 and the TLB Facility will mature on October 27, 2022.
The Revolving Credit Facility and TLA Facility contain financial covenants requiring (A) a maximum total net leverage ratio of 5.00:1.0, subject to periodic step downs beginning in the third quarter of 2019 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of 3.0:1.0. The TLB Facility does not contain any financial maintenance covenants. As of March 29, 2019, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 3.0 to 1.0. For the twelve month period ended March 29, 2019, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 6.0 to 1.0.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of March 29, 2019, we were in full compliance with the financial covenants described above. However, a significant increase in the LIBOR interest rate or a decline in our operating performance, and in particular our sales or adjusted EBITDA, could result in our inability to meet these financial covenants and lead to an event of default if a waiver or amendment could not be obtained from our lenders. As of March 29, 2019, our adjusted EBITDA would have to decline by approximately $118 million, or approximately 39%, in order for us to not be in compliance with our financial covenants. The Revolving Credit Facility is supported by a consortium of thirteen lenders with no lender controlling more than 27% of the facility.
See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further information on the Company’s outstanding debt.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board, Securities and Exchange Commission, or other authoritative accounting bodies to determine the potential impact they may have on our Condensed Consolidated Financial Statements. See Note 1 “Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.
Contractual Obligations
There have been no significant changes to our contractual obligations during the quarter ended March 29, 2019 as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 28, 2018.

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
There have been no significant changes to the critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 28, 2018.
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
Adjusted EBITDA from continuing operations consists of GAAP income from continuing operations plus (i) the same adjustments as listed above except for items (ix), (xi) and (xii), (ii) GAAP stock-based compensation, interest expense, and depreciation, and (iii) GAAP provision (benefit) for income taxes.
We believe that the presentation of adjusted income, adjusted diluted EPS, EBITDA, and adjusted EBITDA, all from continuing operations, provides important supplemental information to management and investors seeking to understand the financial and business trends relating to our financial condition and results of operations, including compliance with our bank covenant calculations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Income from Continuing Operations and Diluted EPS Reconciliations
A reconciliation of GAAP income from continuing operations and diluted earnings per share (“EPS”) from continuing operations to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2019			March 30, 2018
	Pre-Tax	Net of Tax	Per Diluted Share	Pre-Tax	Net of Tax	Per Diluted Share
As reported income from continuing operations (GAAP)	$25,132	$21,366	$0.65	$18,458	$13,084	$0.40
Adjustments:
Amortization of intangibles(a)	9,854	7,796	0.24	10,653	8,397	0.26
IP related litigation (SG&A)(a)(b)	1,396	1,103	0.03	321	254	0.01
Strategic reorganization and alignment (OOE)(a)(c)	1,734	1,350	0.04	2,054	1,627	0.05
Manufacturing alignment to support growth (OOE)(a)(d)	585	414	0.01	513	369	0.01
Consolidation and optimization expenses (OOE)(a)(e)	—	—	—	575	455	0.01
Asset dispositions, severance and other (OOE)(a)(f)	571	453	0.01	642	470	0.01
(Gain) loss equity investments, net(a)	41	32	—	(4,970)	(3,926)	(0.12)
Loss on extinguishment of debt(a)(g)	412	326	0.01	1,057	835	0.03
LSA adjustments(a)(h)	—	—	—	(2,836)	(2,240)	(0.07)
Tax adjustments(i)	—	—	—	—	1,094	0.03
Adjusted income from continuing operations (Non-GAAP)	$39,725	$32,840	$1.00	$26,467	$20,419	$0.63

Diluted weighted average shares for adjusted EPS		32,980			32,423
__________

(a)
The difference between pre-tax and income (loss) amounts is the estimated tax impact related to the respective adjustment. Income (loss) amounts are computed using a 21% U.S. tax rate, and the statutory tax rates in Mexico, Netherlands, Uruguay, Ireland and Switzerland, as adjusted for the existence of net operating losses (“NOLs”). Amortization of intangibles and other operating expense for 2018 have also been adjusted to reflect the estimated impact relating to our disallowed deduction of the GILTI tax, as described in footnote (i) below. Expenses that are not deductible for tax purposes (i.e. permanent tax differences) are added back at 100%.

(b)
In 2013, we filed suit against AVX Corporation alleging they were infringing our intellectual property. Given the complexity and significant costs incurred pursuing this litigation, we are excluding these litigation expenses from adjusted amounts. This matter proceeded to trial during the first quarter of 2016 and again in the third quarter of 2017 that resulted in a jury awarding damages in the amount of $37.5 million.  In March 2018, the court vacated that damage award and ordered a new trial on damages. In the January 2019 retrial on damages, the jury awarded damages in the amount of $22.2 million. This award is subject to post-trial proceedings. To date, no gains have been recognized in connection with this litigation.

(c)
Amounts include expenses related to implementing our strategy that is designed to better align our resources in order to invest to grow, protect, preserve and to enhance the profitability of our portfolio of products, including focusing our investment in RD&E and manufacturing, improving our business processes and redirecting investments away from projects where the market does not justify the investment. During 2019 and 2018, we incurred charges related to this strategy, which primarily consisted of severance costs and fees for professional services.

(d)
Includes expenses related to several initiatives designed to reduce costs, improve operating efficiencies and increase manufacturing capacity to accommodate growth.  The plan involves the relocation of certain manufacturing operations and expansion of certain of our facilities.

(e)	During 2018, we incurred costs primarily related to the closure of our Clarence, NY facility.

(f)	Amounts include expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce costs and improve operational efficiencies.

(g)	Represents debt extinguishment charges in connection with pre-payments made on our Term B Loan Facility, which are included in interest expense.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

(h)
Reflects the net impact of the LSAs entered into as of the closing of the divestiture of the AS&O Product Line. These LSAs govern the sale of products supplied by Viant to the Company for further resale to customers and by the Company to Viant for further resale to customers.

(i)
The tax adjustment for 2018 represents the estimated impact relating to our disallowed deduction of the GILTI tax, as mandated by the Tax Reform Act.  This disallowed deduction of the GILTI tax (approximately 50% of the total GILTI tax) is due to the Company making use of its U.S. NOLs during 2018.  This adjustment makes our Adjusted Diluted EPS from continuing operations more comparable with other global companies that are not subject to this disallowed GILTI tax deduction and more comparable to the Company’s results following the full utilization of its U.S. NOLs.

EBITDA and Adjusted EBITDA Reconciliation
A reconciliation of GAAP income from continuing operations to EBITDA from continuing operations and adjusted EBITDA from continuing operations is as follows (dollars in thousands):

	Three Months Ended
	March 29, 2019	March 30, 2018
Income from continuing operations (GAAP)	$21,366	$13,084

Interest expense	13,830	15,595
Provision for income taxes	3,766	5,374
Depreciation	9,804	9,963
Amortization	9,854	10,653
EBITDA from continuing operations (Non-GAAP)	58,620	54,669
IP related litigation	1,396	321
Stock-based compensation (excluding OOE)	2,713	2,979
Strategic reorganization and alignment	1,734	2,054
Manufacturing alignment to support growth	585	513
Consolidation and optimization expenses	—	575
Asset dispositions, severance and other	571	642
(Gain) loss on equity investments, net	41	(4,970)
LSA adjustments	—	(2,836)
Adjusted EBITDA from continuing operations (Non-GAAP)	$65,660	$53,947

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 28, 2018. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of March 29, 2019. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of March 29, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b.	Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended March 29, 2019, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2018.

ITEM 1A.	RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2018.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1#*	Form of Time-Based Restricted Stock Units Award Agreement (for awards granted on or after February 28, 2019)

10.2#*	Form of Financial Performance Restricted Stock Units Award Agreement (for awards granted on or after February 28, 2019)

10.3#*	Form of Market-based Performance Restricted Stock Units Award Agreement (for awards granted on or after February 28, 2019)

10.4#*	Form of Time-Based Restricted Stock Units Award Agreement for Joseph Dziedzic (for awards granted on or after February 28, 2019)

10.5#*	Form of Financial Performance Restricted Stock Units Award Agreement for Joseph Dziedzic (for awards granted on or after February 28, 2019)

10.6#*	Form of Market-based Performance Restricted Stock Units Award Agreement for Joseph Dziedzic (for awards granted on or after February 28, 2019)

10.7#*	Form of Restricted Stock Unit Agreement for Non-Employee Directors

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Extension Presentation Linkbase Document

101.DEF*	XBRL Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 3, 2019	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jason K. Garland
Jason K. Garland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)