Form 10-Q
period 2019-06-28
Integer Holdings Corp
filed 2019-08-01
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number 1-16137
 _____________________________________________________________
INTEGER HOLDINGS CORPORATION
(Exact name of Registrant as specified in its charter)
 _____________________________________________________________

Delaware	16-1531026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5830 Granite Parkway,	Suite 1150	Plano,	Texas	75024
(Address of principal executive offices)				(Zip Code)
(214) 618-5243
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ITGR	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of July 26, 2019 was: 32,646,373 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended June 28, 2019

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	June 28, 2019	December 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$15,922	$25,569
Accounts receivable, net of allowance for doubtful accounts of $0.6 million, respectively	217,732	185,501
Inventories	187,154	190,076
Prepaid expenses and other current assets	24,978	15,104
Total current assets	445,786	416,250
Property, plant and equipment, net	229,209	231,269
Goodwill	831,368	832,338
Other intangible assets, net	791,472	812,338
Deferred income taxes	4,099	3,937
Operating lease assets	44,793	—
Other long-term assets	26,926	30,549
Total assets	$2,373,653	$2,326,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,500	$37,500
Accounts payable	73,120	57,187
Income taxes payable	12,034	9,393
Accrued expenses and other current liabilities	61,288	60,490
Total current liabilities	183,942	164,570
Long-term debt	825,438	888,007
Deferred income taxes	201,350	203,910
Operating lease liabilities	39,788	—
Other long-term liabilities	11,440	9,701
Total liabilities	1,261,958	1,266,188
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,816,622 and 32,624,494 shares issued, respectively; 32,640,614 and 32,473,167 shares outstanding, respectively	33	33
Additional paid-in capital	697,648	691,083
Treasury stock, at cost, 176,008 and 151,327 shares, respectively	(10,565)	(8,125)
Retained earnings	398,648	344,498
Accumulated other comprehensive income	25,931	33,004
Total stockholders’ equity	1,111,695	1,060,493
Total liabilities and stockholders’ equity	$2,373,653	$2,326,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands except per share data)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$314,194	$314,464	$628,870	$606,890
Cost of sales	217,210	215,699	443,276	424,593
Gross profit	96,984	98,765	185,594	182,297
Operating expenses:
Selling, general and administrative expenses	33,143	36,780	68,099	73,209
Research, development and engineering costs	11,396	12,935	22,991	26,211
Other operating expenses	3,108	4,692	5,998	8,476
Total operating expenses	47,647	54,407	97,088	107,896
Operating income	49,337	44,358	88,506	74,401
Interest expense	13,612	15,234	27,442	30,829
(Gain) loss on equity investments, net	1,611	(284)	1,652	(5,254)
Other income, net	(718)	(2,387)	(552)	(1,427)
Income from continuing operations before taxes	34,832	31,795	59,964	50,253
Provision for income taxes	6,610	8,739	10,376	14,113
Income from continuing operations	$28,222	$23,056	$49,588	$36,140

Discontinued operations:
Income (loss) from discontinued operations before taxes	4,930	(1,374)	5,316	(7,623)
Provision for income taxes	95	1,660	178	377
Income (loss) from discontinued operations	$4,835	$(3,034)	$5,138	$(8,000)

Net income	$33,057	$20,022	$54,726	$28,140

Basic earnings (loss) per share:
Income from continuing operations	$0.87	$0.72	$1.52	$1.13
Income (loss) from discontinued operations	0.15	(0.09)	0.16	(0.25)
Basic earnings per share	1.01	0.62	1.68	0.88

Diluted earnings (loss) per share:
Income from continuing operations	$0.85	$0.70	$1.50	$1.11
Income (loss) from discontinued operations	0.15	(0.09)	0.16	(0.25)
Diluted earnings per share	1.00	0.61	1.66	0.86

Weighted average shares outstanding:
Basic	32,621	32,038	32,579	31,970
Diluted	33,009	32,720	32,995	32,572
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Comprehensive Income (Loss)
Net income	$33,057	$20,022	$54,726	$28,140
Other comprehensive income (loss):
Foreign currency translation gain (loss)	4,510	(25,885)	(2,328)	(12,444)
Change in fair value of cash flow hedges, net of tax	(4,043)	(2,086)	(4,745)	1,323
Other comprehensive income (loss)	467	(27,971)	(7,073)	(11,121)
Comprehensive income (loss)	$33,524	$(7,949)	$47,653	$17,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 28, 2019	June 29, 2018
Cash flows from operating activities:
Net income	$54,726	$28,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,535	48,591
Debt related charges included in interest expense	3,676	5,083
Stock-based compensation	5,433	6,107
Non-cash (gain) loss on equity investments	1,652	(763)
Other non-cash gains	(311)	(2,307)
Deferred income taxes	(1,126)	8,894
Gain on sale of discontinued operations	(4,974)	—
Changes in operating assets and liabilities:
Accounts receivable	(30,545)	(11,306)
Inventories	2,846	(20,948)
Prepaid expenses and other assets	(12,942)	3,306
Accounts payable	16,289	8,898
Accrued expenses and other liabilities	(8,593)	(3,929)
Income taxes payable	2,884	(2,547)
Net cash provided by operating activities	67,550	67,219
Cash flows from investing activities:
Acquisition of property, plant and equipment	(15,506)	(19,224)
Proceeds from sale of property, plant and equipment	5	960
Purchase of equity investments	(327)	(831)
Proceeds from sale of discontinued operations	4,734	—
Net cash used in investing activities	(11,094)	(19,095)
Cash flows from financing activities:
Principal payments of long-term debt	(80,750)	(75,062)
Proceeds from issuance of long-term debt	15,000	—
Proceeds from the exercise of stock options	1,600	3,625
Payment of debt issuance and redemption costs	—	(688)
Tax withholdings related to net share settlements of restricted stock unit awards	(2,123)	(2,206)
Other financing activities	—	(192)
Net cash used in financing activities	(66,273)	(74,523)
Effect of foreign currency exchange rates on cash and cash equivalents	170	2,363
Net decrease in cash and cash equivalents	(9,647)	(24,036)
Cash and cash equivalents, beginning of period	25,569	44,096
Cash and cash equivalents, end of period	$15,922	$20,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Total equity, beginning balance	$1,075,972	$920,389	$1,060,493	$893,381

Common stock and additional paid-in capital
Balance, beginning of period	694,943	673,138	691,116	669,788
Stock awards exercised or vested	18	2,165	1,132	2,293
Stock-based compensation	2,720	2,885	5,433	6,107
Balance, end of period	697,681	678,188	697,681	678,188
Treasury stock
Balance, beginning of period	(10,026)	(5,964)	(8,125)	(4,654)
Treasury shares purchased	(782)	(21)	(2,905)	(2,209)
Treasury shares reissued	243	265	465	1,143
Balance, end of period	(10,565)	(5,720)	(10,565)	(5,720)
Retained earnings
Balance, beginning of period	365,591	184,186	344,498	176,068
Adoption of ASC 842 (Note 1)	—	—	(576)	—
Net income	33,057	20,022	54,726	28,140
Balance, end of period	398,648	204,208	398,648	204,208
Accumulated other comprehensive income
Balance, beginning of period	25,464	69,029	33,004	52,179
Other comprehensive income (loss)	467	(27,971)	(7,073)	(11,121)
Balance, end of period	25,931	41,058	25,931	41,058
Total equity, ending balance	$1,111,695	$917,734	$1,111,695	$917,734
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
On May 3, 2018, the Company entered into a definitive agreement to sell the Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”) within its Medical segment to Viant (formerly MedPlast, LLC), and on July 2, 2018 completed the sale.  The results of operations of the AS&O Product Line are reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The Condensed Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations due to Integer’s centralized treasury and cash management processes, and, accordingly, cash flow amounts for discontinued operations are disclosed in Note 2 “Discontinued Operations and Divestiture.” All results and information in the condensed consolidated financial statements are presented as continuing operations and exclude the AS&O Product Line unless otherwise noted specifically as discontinued operations. Refer to Note 2 “Discontinued Operations and Divestiture” for additional information.
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
The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The second quarter of 2019 and 2018 each contained 13 weeks and ended on June 28 and June 29, respectively. The Company’s 2019 fiscal year will end on January 3, 2020 and will be a fifty-three week period. Fiscal year 2018 ended on December 28, 2018 and was a fifty-two week period.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1.)     BASIS OF PRESENTATION (Continued)
Recently Adopted Accounting Guidance
Adoption of ASC Topic 842
Effective December 29, 2018, the Company adopted ASC 842, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company elected to transition to ASC 842 using the option to not restate comparative periods and apply the standard as of the date of initial application. In addition, certain practical expedients were elected which permit the Company to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, and to not reassess initial direct costs for any existing leases. The Company also elected the practical expedient to not separate lease and non-lease components for all classes of underlying assets and the practical expedient related to land easements, allowing the Company to carry-forward its accounting treatment for land easements on existing agreements. The Company did not elect the practical expedient pertaining to the use of hindsight. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less and no purchase option the Company is reasonably certain to exercise off the balance sheet for all classes of underlying assets.
As a result of the adoption of ASC 842, the Company recognized operating lease right-of-use assets of $40.9 million and lease liabilities of $43.4 million on December 29, 2018. The difference between the lease assets and lease liabilities primarily represents the existing prepaid rent assets, deferred rent liabilities, and tenant improvement allowances, along with a cumulative-effect adjustment to beginning retained earnings. The adoption of ASC 842 did not have a material impact on the Company’s Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the periods presented.
Refer to Note 11 “Leases” for additional information on the Company’s leases.
Adoption of ASU 2017-12 and ASU 2018-16
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
The Company adopted ASU 2017-12 on December 29, 2018, the first day of the Company’s 2019 fiscal year, which did not materially affect the Company’s results of operations. The Company adopted the guidance on the modified retrospective basis and did not recognize a cumulative effect adjustment upon adoption as the Company had not recognized ineffectiveness on any of the hedging instruments existing as of the date of adoption. Refer to Note 14 “Financial Instruments and Fair Value Measurements” for additional information and disclosures of the Company’s derivatives and hedging activities.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)     DISCONTINUED OPERATIONS AND DIVESTITURE
On May 3, 2018, the Company entered into a definitive agreement to sell its AS&O Product Line to Viant, and on July 2, 2018, completed the sale, collecting cash proceeds of approximately $581 million, which is net of transaction costs and adjustments set forth in the definitive agreement. In connection with the sale, the parties executed a transition services agreement whereby the Company would provide certain corporate services (including accounting, payroll, and information technology services) to Viant for a period of up to one year from the date of the closing to facilitate an orderly transfer of business operations. Viant paid Integer for these services as specified in the transition services agreement, which ended during the second quarter of 2019. For the performance of services during the three and six months ended June 28, 2019, the Company recognized $1.2 million and $2.9 million, respectively, of income under the transition services agreement. For the six months ended June 28, 2019, $0.1 million is recorded as a reduction of Cost of sales and for the three and six months ended June 28, 2019, $1.2 million and $2.8 million, respectively, is recorded as a reduction of Selling, general and administrative expenses. In addition, the parties executed long-term supply agreements under which the Company and Viant have agreed to supply the other with certain products at prices specified in the agreements for a term of three years.
In connection with the closing of the transaction but prior to a net working capital adjustment, the Company recognized a pre-tax gain on sale of discontinued operations of $195.0 million during the year ended December 28, 2018. During the quarter ended June 28, 2019, the Company received $4.8 million due to a net working capital adjustment agreed to with Viant. This was recognized as gain on sale from discontinued operations, during the quarter ended June 28, 2019.
The operating results of the AS&O Product Line have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The discontinued operations of the AS&O Product Line are reported in the Medical segment. Income (loss) from discontinued operations net of taxes, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$—	$88,701	$—	$178,020
Cost of sales	—	71,276	—	148,357
Gross profit	—	17,425	—	29,663
Selling, general and administrative expenses	—	4,096	—	8,905
Research, development and engineering costs	—	1,090	—	2,352
Other operating expenses	—	2,497	—	3,990
Interest expense	—	11,007	—	21,857
Gain on sale of discontinued operations	(4,974)	—	(4,974)	—
Other (income) loss, net	44	109	(342)	182
Income (loss) from discontinued operations before taxes	4,930	(1,374)	5,316	(7,623)
Provision for income taxes	95	1,660	178	377
Income (loss) from discontinued operations	$4,835	$(3,034)	$5,138	$(8,000)

Cash flow information from discontinued operations was as follows (in thousands):

	Six Months Ended
	June 28, 2019	June 29, 2018
Cash used in operating activities	$(58)	$(5,465)
Cash provided by (used in) investing activities	4,734	(3,596)

Depreciation and amortization	$—	$7,450
Capital expenditures	—	3,610

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3.)	SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows, including information related to discontinued operations:

	Six Months Ended
(in thousands)	June 28, 2019	June 29, 2018
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$2,297	$3,002

Refer to Note 2 “Discontinued Operations and Divestiture” for additional supplemental cash flow information pertaining to discontinued operations and Note 11 “Leases” for additional supplemental cash flow information pertaining to leases.
(4.)     INVENTORIES
Inventories are comprised of the following (in thousands):

	June 28, 2019	December 28, 2018
Raw materials	$81,155	$80,213
Work-in-process	73,999	75,711
Finished goods	32,000	34,152
Total	$187,154	$190,076

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the six months ended June 28, 2019 were as follows (in thousands):

	Medical	Non- Medical	Total
December 28, 2018	$815,338	$17,000	$832,338
Foreign currency translation	(970)	—	(970)
June 28, 2019	$814,368	$17,000	$831,368

Intangible Assets
Intangible assets at June 28, 2019 and December 28, 2018 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 28, 2019
Definite-lived:
Purchased technology and patents	$241,473	$(131,882)	$109,591
Customer lists	709,344	(117,759)	591,585
Other	3,503	(3,495)	8
Total	$954,320	$(253,136)	$701,184
Indefinite-lived:
Trademarks and tradenames			$90,288

December 28, 2018
Definite-lived:
Purchased technology and patents	$241,726	$(125,540)	$116,186
Customer lists	710,406	(104,556)	605,850
Other	3,503	(3,489)	14
Total	$955,635	$(233,585)	$722,050
Indefinite-lived:
Trademarks and tradenames			$90,288

Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Cost of sales	$3,195	$3,673	$6,457	$7,389
Selling, general and administrative expenses	6,636	6,808	13,228	13,706
Research, development and engineering costs	—	38	—	77
Discontinued operations	—	350	—	1,410
Total intangible asset amortization expense	$9,831	$10,869	$19,685	$22,582

Estimated future intangible asset amortization expense based on the carrying value as of June 28, 2019 is as follows (in thousands):

	2019	2020	2021	2022	2023	After 2023
Amortization Expense	$20,427	40,449	39,597	38,564	36,721	525,426

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT
Long-term debt is comprised of the following (in thousands):

	June 28, 2019	December 28, 2018
Senior secured term loan A	$285,937	$304,687
Senior secured term loan B	580,286	632,286
Revolving line of credit	10,000	5,000
Unamortized discount on term loan B and debt issuance costs	(13,285)	(16,466)
Total debt	862,938	925,507
Current portion of long-term debt	(37,500)	(37,500)
Total long-term debt	$825,438	$888,007

The Company has senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of (i) a revolving credit facility (the “Revolving Credit Facility”) with $200 million borrowing capacity as described below, (ii) a $286 million term loan A facility (the “TLA Facility”), and (iii) a $580 million term loan B facility (the “TLB Facility”). The TLA Facility and TLB Facility are collectively referred to as the “Term Loan Facilities.” The TLB Facility was issued at a 1% discount.
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
As of June 28, 2019, the Company had $10 million of outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $183.2 million after giving effect to $6.8 million of outstanding standby letters of credit. As of June 28, 2019, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 4.91%.
Term Loan Facilities
The TLA Facility and TLB Facility mature on October 27, 2021 and October 27, 2022, respectively. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 2.00% or (ii) the applicable LIBOR rate plus 3.00%, with LIBOR subject to a 1.00% floor. As of June 28, 2019, the interest rates on the TLA Facility and TLB Facility were 4.91% and 5.42%, respectively.
Covenants
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 5.00:1.00, subject to periodic step downs beginning in the third quarter of 2019 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 3.00:1.00. The TLB Facility does not contain any financial maintenance covenants. As of June 28, 2019, the Company was in compliance with these financial covenants.
Contractual maturities under the Senior Secured Credit Facilities for the remainder of 2019 and the next three years (through maturity), excluding any discounts or premiums, as of June 28, 2019 are as follows (in thousands):

	2019	2020	2021	2022
Future minimum principal payments	$18,750	47,500	229,687	580,286

The Company prepaid portions of its TLB Facility during 2019 and 2018. The Company recognized losses from extinguishment of debt during the three and six months ended June 28, 2019 of $0.6 million and $1.0 million, respectively, and $0.4 million and $1.5 million, during the three and six months ended June 29, 2018, respectively. The loss from extinguishment of debt represents the portion of the unamortized discount and debt issuance costs related to the portion of the TLB Facility that was prepaid and is included in Interest Expense in the accompanying Condensed Consolidated Statements of Operations.

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
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Stock options	$102	$197	$203	$511
RSAs and RSUs (time-based)	1,545	1,207	3,465	3,169
Performance-based RSUs (“PRSUs”)	1,073	796	1,765	1,503
Stock-based compensation expense - continuing operations	2,720	2,200	5,433	5,183
Discontinued operations	—	685	—	924
Total stock-based compensation expense	$2,720	$2,885	$5,433	$6,107

Cost of sales	$281	$200	$598	$376
Selling, general and administrative expenses	2,334	1,968	4,664	4,747
Research, development and engineering costs	58	31	124	55
Other operating expenses	47	1	47	5
Discontinued operations	—	685	—	924
Total stock-based compensation expense	$2,720	$2,885	$5,433	$6,107

There were no stock options granted during the six months ended June 28, 2019. The weighted average fair value and assumptions used to value options granted during the six months ended June 29, 2018 are as follows:

Weighted average fair value	$14.89
Risk-free interest rate	2.21%
Expected volatility	39%
Expected life (in years)	4.0
Expected dividend yield	—%

The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 28, 2018	522,783	$31.88
Exercised	(93,472)	17.12
Outstanding at June 28, 2019	429,311	$35.09	5.5	$21.0
Exercisable at June 28, 2019	394,996	$34.74	5.3	$19.4

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION (Continued)
During the six months ended June 28, 2019, the Company awarded grants to members of its Board of Directors and certain members of management. The Board of Directors received grants of RSUs that vest in equal quarterly installments of 25% on the first day of each quarter of the Company’s 2019 fiscal year. The members of management received either RSUs or a mix of RSUs and PRSUs. The RSUs vest ratably, subject to the recipient’s continuous service to the Company over a period of generally three to four years from the grant date. For the Company's PRSUs, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of financial performance or market-based conditions. The financial performance condition is based on the Company's sales targets. The market conditions are based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over three year performance periods.
The Company uses a Monte Carlo simulation model to determine the grant-date fair value of TSR awards. The grant-date fair value of all other restricted stock awards is equal to the closing market price of Integer common stock on the date of grant.
The weighted average fair value and assumptions used to value the TSR portion of the PRSUs granted are as follows:

	Six Months Ended
	June 28, 2019	June 29, 2018
Weighted average fair value	$117.03	$37.46
Risk-free interest rate	2.46%	2.28%
Expected volatility	40%	40%
Expected life (in years)	2.8	2.9
Expected dividend yield	—%	—%

The following table summarizes RSA and RSU activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 28, 2018	142,236	$49.78
Granted	97,296	83.70
Vested	(18,310)	59.66
Forfeited	(5,310)	48.57
Nonvested at June 28, 2019	215,912	$64.29
The following table summarizes PRSU activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at December 28, 2018	287,134	$36.15
Granted	50,492	101.17
Vested	(75,008)	28.41
Forfeited	(65,293)	32.68
Nonvested at June 28, 2019	197,325	$56.87

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     OTHER OPERATING EXPENSES
Other Operating Expenses is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Strategic reorganization and alignment	$1,656	$3,727	$3,390	$5,781
Manufacturing alignment to support growth	561	1,103	1,146	1,616
Consolidation and optimization initiatives	—	(14)	—	561
Asset dispositions, severance and other	891	(124)	1,462	518
Other operating expenses - continuing operations	3,108	4,692	5,998	8,476
Discontinued operations	—	2,497	—	3,990
Total other operating expenses	$3,108	$7,189	$5,998	$12,466

Strategic Reorganization and Alignment
As a result of the strategic review of its customers, competitors and markets, the Company began taking steps in 2017 to better align its resources in order to enhance the profitability of its portfolio of products. These initiatives include improving its business processes and redirecting investments away from projects where the market does not justify the investment, as well as aligning resources with market conditions and the Company’s future strategic direction. The Company estimates that it will incur aggregate pre-tax charges in connection with the strategic reorganization and alignment plan, including projects reported in discontinued operations, of between approximately $20 million to $22 million, of which an estimated $16 million to $20 million are expected to result in cash outlays. During the six months ended June 28, 2019, the Company incurred charges relating to this initiative, which primarily included severance and fees for professional services recorded within the Medical segment. As of June 28, 2019, total expense incurred for this initiative since inception, including amounts reported in discontinued operations, was $19.9 million. These actions are expected to be substantially completed by the end of 2019.
Manufacturing Alignment to Support Growth
In 2017, the Company initiated several initiatives designed to reduce costs, increase manufacturing capacity to accommodate growth and improve operating efficiencies.  The plan involves the relocation of certain manufacturing operations and expansion of certain of the Company's facilities. The Company estimates that it will incur aggregate pre-tax restructuring related charges in connection with the realignment plan of between approximately $7 million to $9 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s manufacturing alignment to support growth initiative were primarily recorded within the Medical segment. As of June 28, 2019, total expense incurred for this initiative since inception, including amounts reported in discontinued operations, was $4.6 million. These actions are expected to be substantially completed by the end of 2019.
Consolidation and Optimization Initiatives
Costs related to the Company’s consolidation and optimization initiatives were primarily recorded within the Medical segment. The Company does not expect to incur any material additional costs associated with these activities.
The following table summarizes the change in accrued liabilities, presented within Accrued Expense and Other Current Liabilities on the Condensed Consolidated Balance Sheets, related to the initiatives described above (in thousands):

	Severance and Retention	Other	Total
December 28, 2018	$1,668	$202	$1,870
Restructuring charges	1,263	3,273	4,536
Cash payments	(887)	(3,469)	(4,356)
June 28, 2019	$2,044	$6	$2,050

Asset Dispositions, Severance and Other
During the six months ended June 28, 2019 and June 29, 2018, the Company recorded expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future operating costs and improve operational efficiencies.

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
The Company’s effective tax rate for continuing operations for the second quarter of 2019 was 19.0% on $34.8 million of income from continuing operations before taxes compared to 27.5% on $31.8 million of income from continuing operations before taxes for the same period in 2018. The Company’s effective tax rate for continuing operations for the first six months of 2019 was 17.3% on $60.0 million of income from continuing operations before taxes compared to 28.1% on $50.3 million of income from continuing operations before taxes for the same period of 2018. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the second quarter and first six months of 2019 is primarily attributable to discrete tax benefits of $0.4 million and $2.1 million, respectively, as well as the estimated net impact of the Global Intangible Low-Taxed Income tax, the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, and the availability of certain tax credits. The discrete tax benefits for 2019 are predominately related to excess tax benefits recognized upon vesting of RSUs or exercise of stock options.
As of June 28, 2019, the balance of unrecognized tax benefits from continuing operations is approximately $5.4 million. It is reasonably possible that a reduction of up to $0.9 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $5.3 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.
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
In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed on the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. Two juries in the U.S. District Court for the District of Delaware have returned verdicts finding that AVX infringed on three of the Company’s patents and awarded the Company $37.5 million in damages. In March 2018, the U.S. District Court for the District of Delaware vacated the original damage award and ordered a retrial on damages. In the January 2019 retrial on damages, the jury awarded the Company $22.2 million in damages. That award is subject to post-trial proceedings. On July 31, 2019, the U. S. District Court for the District of Delaware entered an order in the AVX litigation denying AVX’s post-trial motion to overturn the jury verdict in favor of the Company. To date, the Company has recorded no gains in connection with this litigation.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(10.)     COMMITMENTS AND CONTINGENCIES (Continued)
Product Warranties
The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company does not expect future product warranty claims will have a material effect on its condensed consolidated results of operations, financial position, or cash flows. However, there can be no assurance that any future customer complaints or negative regulatory actions regarding the Company’s products, which the Company currently believes to be immaterial, does not become material in the future. The product warranty liability is presented within Accrued Expense and Other Current Liabilities on the Condensed Consolidated Balance Sheets. The change in product warranty liability was comprised of the following (in thousands):

December 28, 2018	$2,600
Additions to warranty reserve	195
Adjustments to pre-existing warranties	(635)
Warranty claims settled	(465)
June 28, 2019	$1,695

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
Right-of-use (“ROU”) lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use.  Operating lease ROU assets are presented as Operating Lease Assets, the current portion of operating lease liabilities are presented within Accrued Expense and Other Current Liabilities, and the non-current portion of operating lease liabilities are presented as Operating Lease Liabilities on the Condensed Consolidated Balance Sheets. The current portion of operating lease liabilities was $7.3 million as of June 28, 2019. Leases with a term of 12 months or less are not recorded on the balance sheet.
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
The discount rate implicit within our leases is not readily determinable, and therefore, the Company uses its estimated incremental borrowing rate in determining the present value of lease payments.  The incremental borrowing rate is determined based on the Company’s recent debt issuances, lease term and the currency in which lease payments are made.
The following table presents the weighted average remaining lease term and discount rate:

June 28, 2019
Weighted-average remaining lease term of operating leases (in years)	7.7
Weighted-average discount rate of operating leases	5.5%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11.)     LEASES (Continued)
The components and classification of lease cost are as follows (in thousands):

	Three Months Ended June 28, 2019	Six Months Ended June 28, 2019
Operating lease cost	$2,442	$4,891
Short-term lease cost (leases with initial term of 12 months or less)	17	34
Variable lease cost	652	1,207
Sublease income	(478)	(945)
Total lease cost	$2,633	$5,187

Cost of sales	$2,190	$4,342
Selling, general and administrative expenses	297	552
Research, development and engineering costs	139	278
Other operating expenses	7	15
Total lease cost	$2,633	$5,187

The Company’s sublease income is derived primarily from certain real estate leases to several non-affiliated tenants under operating sublease arrangements.
At June 28, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Remainder of 2019	$5,178
2020	9,268
2021	8,964
2022	6,865
2023	6,119
2024	5,600
Thereafter	16,399
Total lease payments	58,393
Less imputed interest	(11,273)
Total	$47,120

As of June 28, 2019, the Company did not have any leases that have not yet commenced.
Supplemental cash flow information related to leases for the six months ended June 28, 2019 is as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities	$5,107
ROU assets obtained in exchange for new operating lease liabilities	7,249

During the three months ended June 28, 2019, the Company extended the lease terms of three of its manufacturing facilities. As a result of these lease modifications, the Company re-measured the lease liability and adjusted the ROU asset on the modification dates.
The Company’s future minimum lease commitments, net of sublease income, as of December 28, 2018, under ASC 840, the predecessor to ASC 842, are as follows (in thousands):

	2019	2020	2021	2022	2023	After 2023
Future minimum lease payments	$8,562	7,290	7,348	5,269	5,112	14,589

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     EARNINGS (LOSS) PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Numerator for basic and diluted EPS:
Income from continuing operations	$28,222	$23,056	$49,588	$36,140
Income (loss) from discontinued operations	4,835	(3,034)	5,138	(8,000)
Net income	$33,057	$20,022	$54,726	$28,140

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	32,621	32,038	32,579	31,970
Dilutive effect of assumed exercise of stock options, restricted stock and RSUs	388	682	416	602
Weighted average shares outstanding - Diluted	33,009	32,720	32,995	32,572

Basic earnings (loss) per share:
Income from continuing operations	$0.87	$0.72	$1.52	$1.13
Income (loss) from discontinued operations	0.15	(0.09)	0.16	(0.25)
Basic earnings per share	1.01	0.62	1.68	0.88

Diluted earnings (loss) per share:
Income from continuing operations	$0.85	$0.70	$1.50	$1.11
Income (loss) from discontinued operations	0.15	(0.09)	0.16	(0.25)
Diluted earnings per share	1.00	0.61	1.66	0.86

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Time-vested stock options, restricted stock and RSUs	53	—	56	50
Performance-vested restricted stock and PRSUs	48	92	47	122

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     STOCKHOLDERS’ EQUITY
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the six month periods ended June 28, 2019 and June 29, 2018:

	Six months ended June 28, 2019			Six months ended June 29, 2018
	Issued	Treasury Stock	Outstanding	Issued	Treasury Stock	Outstanding
Balance, beginning of period	32,624,494	(151,327)	32,473,167	31,977,953	(106,526)	31,871,427
Stock options exercised	93,472	—	93,472	108,305	—	108,305
RSAs issued, net of forfeitures	(2,354)	—	(2,354)	(2,354)	20,092	17,738
Vesting of RSUs	30,895	(3,683)	27,212	7,113	2,766	9,879
Vesting of PSUs	70,115	(20,998)	49,117	127,191	(38,103)	89,088
Balance, end of period	32,816,622	(176,008)	32,640,614	32,218,208	(121,771)	32,096,437

Accumulated Other Comprehensive Income (“AOCI”) is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
March 29, 2019	$(295)	$2,551	$23,701	$25,957	$(493)	$25,464
Unrealized loss on cash flow hedges	—	(4,415)	—	(4,415)	927	(3,488)
Realized loss on foreign currency hedges	—	11	—	11	(2)	9
Realized gain on interest rate swap hedge	—	(714)	—	(714)	150	(564)
Foreign currency translation gain	—	—	4,510	4,510	—	4,510
June 28, 2019	$(295)	$(2,567)	$28,211	$25,349	$582	$25,931

December 28, 2018	$(295)	$3,439	$30,539	$33,683	$(679)	$33,004
Unrealized loss on cash flow hedges	—	(4,569)	—	(4,569)	959	(3,610)
Realized gain on foreign currency hedges	—	(34)	—	(34)	7	(27)
Realized gain on interest rate swap hedges	—	(1,403)	—	(1,403)	295	(1,108)
Foreign currency translation loss	—	—	(2,328)	(2,328)	—	(2,328)
June 28, 2019	$(295)	$(2,567)	$28,211	$25,349	$582	$25,931

March 30, 2018	$(1,422)	$7,733	$63,641	$69,952	$(923)	$69,029
Unrealized loss on cash flow hedges	—	(2,223)	—	(2,223)	467	(1,756)
Realized gain on foreign currency hedges	—	(18)	—	(18)	3	(15)
Realized gain on interest rate swap hedges	—	(398)	—	(398)	83	(315)
Foreign currency translation loss	—	—	(25,885)	(25,885)	—	(25,885)
June 29, 2018	$(1,422)	$5,094	$37,756	$41,428	$(370)	$41,058

December 29, 2017	$(1,422)	$3,418	$50,200	$52,196	$(17)	$52,179
Unrealized gain on cash flow hedges	—	2,901	—	2,901	(609)	2,292
Realized gain on foreign currency hedges	—	(593)	—	(593)	124	(469)
Realized gain on interest rate swap hedge	—	(632)	—	(632)	132	(500)
Foreign currency translation loss	—	—	(12,444)	(12,444)	—	(12,444)
June 29, 2018	$(1,422)	$5,094	$37,756	$41,428	$(370)	$41,058

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
Interest Rate Swaps
The Company periodically enters into interest rate swap agreements in order to reduce the cash flow risk caused by interest rate changes on its outstanding floating rate borrowings. Under these swap agreements, the Company pays a fixed rate of interest and receives a floating rate equal to one-month London Interbank Offered Rate (“LIBOR”). The variable rate received from the swap agreements and the variable rate paid on the outstanding debt will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same date. The Company has designated these swap agreements as cash flow hedges based on concluding the hedged forecasted transaction is probable of occurring within the period the cash flow hedge is anticipated to affect earnings. The unrealized gains and losses on these contracts are reported in AOCI in the Condensed Consolidated Balance Sheets and are subsequently reclassified into earnings when interest on the related debt is accrued.
The fair value of the Company’s swap agreements are determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition, the Company receives a fair value estimate from the swap agreement counterparty to verify the reasonableness of the Company’s estimate. The estimated fair value of the swap agreements represents the amount the Company would receive (pay) to terminate the contracts.
Information regarding the Company’s outstanding interest rate swaps designated as cash flow hedges as of June 28, 2019 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$200,000	Jun 2017	Jun 2020	1.1325%	2.4041%	$1,448	Accrued expenses and other current liabilities
200,000	Jun 2020	Jun 2023	2.1785	(a)	(2,794)	Other long-term liabilities
400,000	Apr 2019	Apr 2020	2.4150	2.4185	(1,485)	Accrued expenses and other current liabilities
__________
(a) The interest rate swap is not in effect until June 2020.
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges. The unrealized gains and losses on these contracts are reported in AOCI in the Condensed Consolidated Balance Sheets and are reclassified to earnings in the same periods during which the hedged transactions affect earnings.
Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of June 28, 2019 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$11,337	Jul 2019	Sep 2019	1.1628	Euro	$(195)	Prepaid expenses and other current assets
10,499	Jul 2019	Dec 2019	0.0500	Peso	254	Prepaid expenses and other current assets
12,085	Jul 2019	Dec 2019	0.0504	Peso	205	Prepaid expenses and other current assets

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rates and credit spread curves. In addition, the Company receives fair value estimates from the foreign currency contract counterparties to verify the reasonableness of the Company’s estimates.
Derivative Instruments with Hedge Accounting Designation
The following tables present the fair values of derivative instruments formally designated as hedging instruments as of June 28, 2019 and December 28, 2018 (in thousands).

		Fair Value
	Fair Value Hierarchy	Assets	Liabilities
June 28, 2019
Interest rate swaps	Level 2	$—	$2,831
Foreign currency contracts	Level 2	264	—

December 28, 2018
Interest rate swaps	Level 2	$4,171	$—
Foreign currency contracts	Level 2	—	732

The following tables present the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three and six months ended June 28, 2019 and June 29, 2018 (in thousands):

	Three Months Ended
	June 28, 2019		June 29, 2018
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$314,194	$(473)	$314,464	$(141)
Cost of sales	217,210	462	215,699	159
Interest expense	13,612	714	15,234	398

	Six Months Ended
	June 28, 2019		June 29, 2018
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$628,870	$(794)	$606,890	$(2)
Cost of sales	443,276	828	424,593	595
Interest expense	27,442	1,403	30,829	632

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following tables present the amounts affecting the Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2019 and June 29, 2018 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three months ended,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Three months ended,
	June 28, 2019	June 29, 2018		June 28, 2019	June 29, 2018
Interest rate swap	$(5,151)	$610	Interest expense	$714	$398
Foreign exchange forwards	1	(1,114)	Sales	(473)	(141)
Foreign exchange forwards	735	(1,719)	Cost of sales	462	159

	Six months ended,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Six months ended,
	June 28, 2019	June 29, 2018		June 28, 2019	June 29, 2018
Interest rate swap	$(5,599)	$2,109	Interest expense	$1,403	$632
Foreign exchange forwards	(699)	(476)	Sales	(794)	(2)
Foreign exchange forwards	1,729	1,268	Cost of sales	828	595

The Company expects to reclassify net gains totaling $0.2 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
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
Equity Investments
The Company holds long-term, strategic investments in companies to promote business and strategic objectives. These investments are included in Other Long-Term Assets on the Condensed Consolidated Balance Sheets. Non-marketable equity securities are equity securities without readily determinable fair value. The Company has elected the practicability exception to use an alternative approach that measures the securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. If an impairment is recognized on the Company’s non-marketable equity securities during the period, these assets are classified as Level 3 within the fair value hierarchy based on the nature of the fair value inputs.
Equity investments are comprised of the following (in thousands):

	June 28, 2019	December 28, 2018
Equity method investment	$14,910	$15,148
Non-marketable equity securities	6,092	7,667
Total equity investments	$21,002	$22,815

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The components of (Gain) Loss on Equity Investments, Net for each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Equity method investment (income) loss	$36	$(284)	77	(5,254)
Impairment charges	1,575	—	1,575	—
Observable price adjustments on non-marketable equity securities	—	—	—	—
Total (gain) loss on equity investments, net	$1,611	$(284)	$1,652	$(5,254)

In May 2019, the Company determined that an investment in one of its non-marketable equity securities was impaired and determined the fair value to be zero based upon available market information. An impairment charge of $1.6 million was recognized during the second quarter of 2019. This assessment was based on qualitative indications of impairment. Factors that significantly influenced the determination of the impairment loss included the equity security’s investee’s financial condition, priority claims to the equity security, distributions rights and preferences, and status of the regulatory approval required to bring its product to market.
The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. As of June 28, 2019, the Company owned 6.7% of this fund.
(15.)     SEGMENT INFORMATION
The Company organizes its business into two reportable segments: (1) Medical and (2) Non-Medical. This segment structure reflects the financial information and reports used by the Company’s management, specifically its Chief Operating Decision Maker, to make decisions regarding the Company’s business, including resource allocations and performance assessments. This segment structure reflects the Company’s current operating focus in compliance with ASC 280, Segment Reporting. There were no sales between segments during the six months ended June 28, 2019 and June 29, 2018.
The following table presents sales from continuing operations by product line (in thousands).

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Segment sales from continuing operations by product line:
Medical
Cardio & Vascular	$150,397	$148,766	$302,971	$285,629
Cardiac & Neuromodulation	114,488	115,941	231,399	224,851
Advanced Surgical, Orthopedics & Portable Medical	32,646	34,751	64,234	68,692
Total Medical	297,531	299,458	598,604	579,172
Non-Medical	16,663	15,006	30,266	27,718
Total sales from continuing operations	$314,194	$314,464	$628,870	$606,890

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)     SEGMENT INFORMATION (Continued)
The following table presents income from continuing operations for the Company’s reportable segments (in thousands).

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Segment income from continuing operations:
Medical	$63,706	$61,179	$120,086	$108,694
Non-Medical	5,298	4,393	9,609	7,591
Total segment income from continuing operations	69,004	65,572	129,695	116,285
Unallocated operating expenses	(19,667)	(21,214)	(41,189)	(41,884)
Operating income from continuing operations	49,337	44,358	88,506	74,401
Unallocated expenses, net	(14,505)	(12,563)	(28,542)	(24,148)
Income before taxes from continuing operations	$34,832	$31,795	$59,964	$50,253

(16.)	REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Revenue recognized from products and services transferred to customers over time represented 10% and 12%, respectively, of total revenue for the three and six months ended June 28, 2019, substantially all of which was within the Medical segment. The Company did not have any significant revenue related to contracts recognized over time for the six months ended June 29, 2018.
The following table presents revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended		Six Months Ended
	June 28, 2019		June 28, 2019
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	21%		23%
Customer B	18%		18%
Customer C	13%		12%
Customer D		25%		25%
All other customers	48%	75%	47%	75%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16.)     REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

	Three Months Ended		Six Months Ended
	June 29, 2018		June 29, 2018
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	21%		21%
Customer B	20%		20%
Customer C	11%		11%
Customer D		35%		28%
All other customers	48%	65%	48%	72%
The following table presents revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped to.

	Three Months Ended		Six Months Ended
	June 28, 2019		June 28, 2019
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	56%	56%	56%	56%
Puerto Rico	12%		13%
Canada		14%		14%
Singapore		10%
All other countries	32%	20%	31%	30%

	Three Months Ended		Six Months Ended
	June 29, 2018		June 29, 2018
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	55%	69%	56%	69%
Puerto Rico	13%		13%
Canada				10%
All other countries	32%	31%	31%	21%

Contract Balances
The opening and closing balances of the Company's contract assets and contract liabilities are as follows (in thousands):

	June 28, 2019	December 28, 2018
Contract assets included in prepaid expenses and other current assets	$11,180	$—
Contract liabilities included in accrued expenses and other current liabilities	2,363	2,264

During the three and six months ended June 28, 2019, the Company recognized $0.1 million and $0.4 million, respectively, of revenue that was included in the contract liability balance as of December 28, 2018. During the three and six months ended June 29, 2018, the Company recognized $0.9 million and $1.3 million, respectively, of revenue that was included in the contract liability balance as of December 29, 2017.

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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: our indebtedness, our inability to pay principal and interest on this outstanding indebtedness or to remain in compliance with financial and other covenants under our Senior Secured Credit Facilities, and the risk that this indebtedness limits our ability to invest in our business and overall financial flexibility; our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost savings and consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; product field actions or recalls; our inability to successfully consummate and integrate acquisitions and to realize synergies and to operate these acquired businesses in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products; the timing, progress and ultimate success of pending regulatory actions and approvals; our inability to obtain licenses to key technology; regulatory changes, including health care reform, or consolidation in the healthcare industry; global economic factors, including currency exchange rates and interest rates; the resolution of various legal actions brought against the Company; enactment related and ongoing impacts related to the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”), including the Global Intangible Low-Taxed Income (“GILTI”) tax; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in other periodic filings with the Securities and Exchange Commission. Except as required by applicable law, the Company assumes no obligation to update forward-looking statements in this report whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial conditions or prospects, or otherwise.
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
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The second quarter of 2019 and 2018 each contained 13 weeks and ended on June 28 and June 29, respectively. The Company’s 2019 fiscal year will end on January 3, 2020 and will be a fifty-three week period. Fiscal year 2018 ended on December 28, 2018 and was a fifty-two week period.
Discontinued Operations and Divestiture
On July 2, 2018, we completed the sale of the Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”) for net cash proceeds of approximately $581 million, resulting in the recognition of a pre-tax gain of approximately $195 million during the year ended December 28, 2018. In connection with the sale, the parties executed a transition services agreement whereby we provided certain corporate services (including accounting, payroll, and information technology services) to Viant to facilitate an orderly transfer of business operations. Viant paid us for these services, the performance of which by Integer was substantially complete as of June 28, 2019. In addition, the parties executed long-term supply agreements under which the parties have agreed to supply the other with certain products at prices specified in the agreements for a term of three years.
On June 14, 2019, Viant paid us $4.8 million for the final net working capital adjustment, which was recognized as gain on sale from discontinued operations, net of taxes, during the quarter ending June 28, 2019.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

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
2019 Outlook(a)
(dollars in millions, except per share amounts)

	GAAP		Non-GAAP(b)
Continuing Operations:	As Reported	Growth	Adjusted	Growth
Sales	$1,265 to $1,280	4% to 5%	$1,265 to $1,280	4% to 6%
Income	$95 to $102	102% to 117%	$140 to $147	13% to 18%
EBITDA	N/A	N/A	$277 to $285	7% to 10%
Earnings per Diluted Share	$2.89 to $3.09	101% to 115%	$4.25 to $4.45	12% to 17%

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

(b)
Adjusted income and diluted EPS, both from continuing operations, for 2019 are expected to consist of GAAP income from continuing operations and diluted EPS from continuing operations, excluding items such as intangible amortization, IP-related litigation costs, consolidation and realignment costs, asset dispositions, severance and loss on extinguishment of debt totaling approximately $57 million, pre-tax. The after-tax impact of these items is estimated to be approximately $45 million, or approximately $1.36 per diluted share.

Adjusted EBITDA from continuing operations is expected to consist of Adjusted income from continuing operations, excluding items such as depreciation, interest, stock-based compensation and taxes totaling approximately $138 million.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Overview of Continuing Operations
Income from continuing operations for the second quarter and first six months of 2019 was $28.2 million, or $0.85 per diluted share, and $49.6 million, or $1.50 per diluted share, respectively, compared to income from continuing operations of $23.1 million, or $0.70 per diluted share, and $36.1 million, or $1.11 per diluted share, for the second quarter and first six months of 2018, respectively. These year over year variances are primarily the result of the following:

•
Sales from continuing operations for the second quarter of 2019 decreased $0.3 million and increased $22.0 million for the first six months of 2019 when compared to the same periods in 2018. The increase for the first six months of 2019 was due to growth in Cardio & Vascular, Cardiac & Neuromodulation and Electrochem sales, partially offset by lower Advanced Surgical, Orthopedic & Portable Medical in comparison to the first six months of 2018. During the second quarter and first six months of 2019, price reductions given to our larger OEM customers in return for long-term volume commitments lowered sales by $3.7 million and $6.4 million, respectively, in comparison to the same periods in 2018. In comparison to the prior year periods, foreign currency exchange rates decreased sales from continuing operations by approximately $0.7 million and $1.6 million for the second quarter and first six months of 2019, respectively.

•
Gross profit from continuing operations for the second quarter of 2019 decreased $1.8 million, compared to the same period in 2018, primarily due to price reductions and inflation, partially mitigated by production efficiencies. Gross profit from continuing operations for the first six months of 2019 increased $3.3 million, compared to the same period in 2018, primarily due to the increase in sales from continuing operations and benefits of production efficiencies achieved, partially offset by price reductions given to our customers and inflation.

•
Operating expenses for the second quarter and first six months of 2019 were lower by $6.8 million and $10.8 million, respectively, compared to the same periods in 2018, due to decreases in all categories of operating expenses.

•
Interest expense for the second quarter and first six months of 2019 decreased by $1.6 million and $3.4 million, respectively, compared to the same periods in 2018, primarily due to lower outstanding debt balances due to the repayment of debt over the last year.

•
During the second quarter and first six months of 2019, we recognized net losses on equity investments of $1.6 million and $1.7 million, respectively, and net gains for the second quarter and first six months of 2018 of $0.3 million and $5.3 million, respectively. Gains and losses on equity investments are generally unpredictable in nature.

•
Other income, net for the second quarter and first six months of 2019 was $0.7 million and $0.6 million, respectively, compared to $2.4 million and $1.4 million during the same periods in 2018, primarily due to lower foreign currency gains in the 2019 periods compared to the same periods in 2018.

•
We recorded provisions for income taxes for the second quarter and first six months of 2019 of $6.6 million and $10.4 million, respectively, compared with $8.7 million and $14.1 million during the same periods in 2018. Refer to Note 9 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report and the “Provision for Income Taxes” section of this Item for additional information.

Our CEO’s View
We delivered strong organic profit growth in the second quarter, on flat revenue which was in line with our expectations. We are on track to deliver on our improved full year guidance, which reflects slight increases in income, adjusted EBITDA and EPS.
Strong cash flow generation enabled continued debt leverage reduction to 3.1 times adjusted EBITDA. We continue to execute our operational strategy and have increased our full year profit outlook.

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

	Three Months Ended
	June 28,	June 29,	Change
	2019	2018	$	%
Medical Sales:
Cardio & Vascular	$150,397	$148,766	$1,631	1.1%
Cardiac & Neuromodulation	114,488	115,941	(1,453)	(1.3)%
Advanced Surgical, Orthopedics & Portable Medical	32,646	34,751	(2,105)	(6.1)%
Total Medical Sales	297,531	299,458	(1,927)	(0.6)%
Non-Medical	16,663	15,006	1,657	11.0%
Total Sales	314,194	314,464	(270)	(0.1)%
Cost of sales	217,210	215,699	1,511	0.7%
Gross profit	96,984	98,765	(1,781)	(1.8)%
Gross profit as a % of sales	30.9%	31.4%
Selling, general and administrative expenses (“SG&A”)	33,143	36,780	(3,637)	(9.9)%
SG&A as a % of sales	10.5%	11.7%
Research, development and engineering costs (“RD&E”)	11,396	12,935	(1,539)	(11.9)%
RD&E as a % of sales	3.6%	4.1%
Other operating expenses	3,108	4,692	(1,584)	(33.8)%
Operating income	49,337	44,358	4,979	11.2%
Operating margin	15.7%	14.1%
Interest expense	13,612	15,234	(1,622)	(10.6)%
(Gain) loss on equity investments, net	1,611	(284)	1,895	NM
Other income, net	(718)	(2,387)	1,669	(69.9)%
Income from continuing operations before income taxes	34,832	31,795	3,037	9.6%
Provision for income taxes	6,610	8,739	(2,129)	(24.4)%
Effective tax rate	19.0%	27.5%
Income from continuing operations	$28,222	$23,056	$5,166	22.4%
Income from continuing operations as a % of sales	9.0%	7.3%
Diluted earnings per share from continuing operations	$0.85	$0.70	$0.15	21.4%

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six Months Ended
	June 28,	June 29,	Change
	2019	2018	$	%
Medical Sales:
Cardio & Vascular	$302,971	$285,629	$17,342	6.1%
Cardiac & Neuromodulation	231,399	224,851	6,548	2.9%
Advanced Surgical, Orthopedics & Portable Medical	64,234	68,692	(4,458)	(6.5)%
Total Medical Sales	598,604	579,172	19,432	3.4%
Non-Medical	30,266	27,718	2,548	9.2%
Total Sales	628,870	606,890	21,980	3.6%
Cost of sales	443,276	424,593	18,683	4.4%
Gross profit	185,594	182,297	3,297	1.8%
Gross profit as a % of sales	29.5%	30.0%
SG&A	68,099	73,209	(5,110)	(7.0)%
SG&A as a % of sales	10.8%	12.1%
RD&E	22,991	26,211	(3,220)	(12.3)%
RD&E, Net as a % of sales	3.7%	4.3%
Other operating expenses	5,998	8,476	(2,478)	(29.2)%
Operating income	88,506	74,401	14,105	19.0%
Operating margin	14.1%	12.3%
Interest expense	27,442	30,829	(3,387)	(11.0)%
(Gain) loss on equity investments, net	1,652	(5,254)	6,906	NM
Other income, net	(552)	(1,427)	875	(61.3)%
Income from continuing operations before income taxes	59,964	50,253	9,711	19.3%
Provision for income taxes	10,376	14,113	(3,737)	(26.5)%
Effective tax rate	17.3%	28.1%
Income from continuing operations	$49,588	$36,140	$13,448	37.2%
Income from continuing operations as a % of sales	7.9%	6.0%
Diluted earnings per share from continuing operations	$1.50	$1.11	$0.39	35.1%
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Line Sales of Continuing Operations Highlights
For the second quarter and first six months of 2019, Cardio & Vascular sales increased $1.6 million, or 1%, and $17.3 million or 6%, respectively, versus the comparable 2018 periods. The increase in the second quarter of 2019 compared to the same quarter in 2018 was primarily due to strong peripheral vascular and structural heart growth, partially offset by the expected impact of an electrophysiology program maturing life cycle and a supplier quality related delay. The increase in the first six months of 2019 was driven by customer share gains, new product launches, and the impact of a long-term agreement with a current customer related to their existing products. During the second quarter and first six months of 2019, price reductions lowered Cardio & Vascular sales by $1.7 million and $3.5 million, respectively, in comparison to the 2018 periods. Foreign currency exchange rate fluctuations decreased Cardio & Vascular sales for the second quarter and first six months of 2019 by $0.7 million and $1.6 million, respectively, in comparison to the 2018 periods primarily due to U.S. dollar fluctuations relative to the Euro.
For the second quarter and first six months of 2019, Cardiac & Neuromodulation sales decreased $1.5 million, or 1%, and increased $6.5 million or 3%, respectively, versus the comparable 2018 periods. The increase in the first six months of 2019 in Cardiac & Neuromodulation sales was mainly due to the impact of the aforementioned long-term customer agreement. Neuromodulation continued growth driven by spinal cord stimulation and increasingly stronger revenue from early-stage neuromodulation companies. During the second quarter and first six months of 2019, price reductions lowered Cardiac & Neuromodulation sales by $2.1 million and $3.3 million, respectively, in comparison to the to the 2018 periods. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during the second quarter and first six months of 2019 in comparison to the same periods of 2018.
In addition to Portable Medical sales, Advanced Surgical, Orthopedic & Portable Medical includes sales to the acquirer of our AS&O Product Line, Viant, under the long-term supply agreements (“LSAs”) entered into as of the closing of the divestiture for the sale of products by the Company to Viant. For the second quarter and first six months of 2019, Advanced Surgical, Orthopedic & Portable Medical sales decreased $2.1 million, or 6%, and $4.5 million or 6%, respectively, versus the comparable 2018 periods. The sales declines were due to Portable Medical growth being offset by a decline in advanced surgical and orthopedic products. Price reductions and foreign currency exchange rate fluctuations did not have a material impact on Advanced Surgical, Orthopedic & Portable Medical sales during the second quarter and first six months of 2019 in comparison to the same periods of 2018.
For the second quarter and first six months of 2019, Non-Medical sales increased $1.7 million, or 11%, and $2.5 million or 9%, respectively, versus the comparable 2018 periods. The increases in Non-Medical sales were primarily due to energy market demand and increased customer penetration. Price reductions and foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the second quarter and first six months of 2019 in comparison to the same periods of 2018.

Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

	Change From Prior Year
	Three Months	Six Months
Price(a)	(1.2)%	(1.0)%
Mix(b)	0.1	0.2
Incentive compensation(c)	(0.3)	(0.2)
Production efficiencies and volume leverage(d)	0.9	0.5
Total percentage point change to gross profit as a percentage of sales	(0.5)%	(0.5)%

__________

(a)	Our Gross Margin for the second quarter and first six months of 2019 has been negatively impacted by price reductions given to our larger OEM customers in return for long-term volume commitments.

(b)	Our Gross Margin for the second quarter and first six months of 2019 has been positively impacted by a higher mix of sales of higher margin products.

(c)	Amounts represent the impact to our Gross Margin attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(d)
Represents various increases and decreases to our Gross Margin. Overall, our Gross Margin for the second quarter and first six months of 2019 was positively impacted by production efficiencies, lower amortization expense and, on a year-to-date basis, higher sales volume.

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Six Months
Transition services agreement(a)	$(1,161)	$(2,758)
Professional fees(b)	(659)	173
Compensation and benefit costs	(513)	(724)
Intangible asset amortization	(172)	(477)
Other general and administrative expenses	(1,132)	(1,324)
Net decrease in SG&A Expenses	$(3,637)	$(5,110)

__________

(a)
Represents the amount included in SG&A Expenses, which was charged to Viant for transition services provided during the second quarter and first six months of 2019. We executed a transition services agreement in conjunction with the sale of the AS&O Product Line, whereby we agreed to provide certain corporate services (including accounting, payroll, and information technology services) to Viant to facilitate an orderly transfer of business operations. This provision of services under the agreement was completed during the second quarter of 2019.

(b)
Professional fees decreased during the second quarter of 2019 compared to the prior year period, primarily due to lower legal costs, including legal expenses incurred related to our on-going patent infringement case. Refer to Note 10 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for information related to this patent infringement litigation.

RD&E
RD&E expense for the three and six months ended June 28, 2019 was $11.4 million and $23.0 million, respectively, compared to $12.9 million and $26.2 million for the three and six months ended June 29, 2018. RD&E expense is influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Operating Expenses
Refer to Note 8 “Other Operating Expenses” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information related to these initiatives. Other Operating Expenses (“OOE”) is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Strategic reorganization and alignment(a)	$1,656	$3,727	$3,390	$5,781
Manufacturing alignment to support growth(b)	561	1,103	1,146	1,616
Consolidation and optimization expenses(c)	—	(14)	—	561
Asset dispositions, severance and other(d)	891	(124)	1,462	518
Total other operating expenses	$3,108	$4,692	$5,998	$8,476

__________

(a)
As a result of the strategic review of our customers, competitors and markets, we began taking steps in the fourth quarter of 2017 to better align our resources in order to enhance the profitability of our portfolio of products. These initiatives include improving our business processes and redirecting investments away from projects where the market does not justify the investment, as well as aligning resources with market conditions and our future strategic direction. Expenses for the second quarter and first six months of 2019 and 2018 primarily consist of severance costs and fees for professional services.

(b)
In 2017, we initiated several initiatives designed to reduce costs, improve operating efficiencies and increase manufacturing capacity to accommodate growth.  The plan involves the relocation of certain manufacturing operations and expansion of certain of our facilities.

(c)	During 2018, we incurred costs primarily related to the closure of our Clarence, NY facility.

(d)
Amounts include expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce costs and improve operational efficiencies. Expenses for the second quarter and first six months of 2019 and 2018 primarily include severance costs and fees for professional services.

We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. For 2019, Other Operating Expenses is expected to be approximately $10 million to $15 million.
Interest Expense
Interest Expense for the three and six months ended June 28, 2019 was $13.6 million and $27.4 million, respectively, compared to $15.2 million and $30.8 million for the three and six months ended June 29, 2018. We paid down $50.4 million of debt during the second quarter of 2019 and $65.8 million during the first six months of 2019 on our Term Loan Facilities. The weighted average interest rates paid on outstanding borrowings for the three and six months ended June 28, 2019 was 5.16% and 5.14%, respectively, compared to 5.13% and 4.99%, for the comparable periods in 2018. The weighted average interest rates paid in 2019 reflect increases in LIBOR during 2018, partially offset by reductions to the applicable interest rate margins of our Term Loan A and Term Loan B facilities. Cash interest expense decreased $1.6 million and $2.6 million for the three and six months ended June 28, 2019, when compared to the same periods in 2018, primarily due to the decrease in outstanding borrowings. Debt related charges included in interest expense (i.e. deferred fee and discount amortization) for the three and six months ended June 28, 2019 were $1.9 million and $3.7 million, respectively, compared to $1.9 million and $4.4 million for the three and six months ended June 29, 2018. The decrease in debt related charges during the first six months of 2019 is primarily attributable to lower accelerated write-offs (losses from extinguishment of debt) of deferred fees and original issue discount related to prepayments of portions of our Term Loan B facility. We recognized losses from extinguishment of debt during the three and six months ended June 28, 2019 of $0.6 million and $1.0 million, respectively, compared to $0.4 million and $1.5 million for the three and six months ended June 29, 2018. See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
As of June 28, 2019, approximately 32% of our principal amount of debt outstanding was subject to variable rates, in comparison to approximately 79% as of December 28, 2018.  In April 2019, we entered into interest rate swap agreements that we expect will further reduce our interest expense and exposure to fluctuations in the LIBOR rate.  These swap agreements converted $400 million of our outstanding debt to fixed rate indebtedness for the next year, as well as extended our $200 million interest rate swap for an additional three years.

In July 2019, we entered into an additional interest rate swap agreement that will convert $85 million of our outstanding debt to fixed rate indebtedness until July 2020.  If this additional interest rate swap agreement had been in place as of June 28, 2019, approximately 22% of our principal amount of debt outstanding would be subject to variable rates.
(Gain) Loss on Equity Investments, Net
During the three and six months ended June 28, 2019, we recognized net losses of $1.6 million and $1.7 million, respectively, compared to net gains of $0.3 million and $5.3 million during the three and six months ended June 29, 2018, respectively, on our equity investments. Gains and losses on equity investments are generally unpredictable in nature. During the second quarter of 2019, we recognized an impairment charge of $1.6 million related to an investment in one of our non-marketable equity securities. The residual amounts for 2019 and 2018 relate to our share of equity method investee gains/losses including unrealized appreciation of the underlying interests of the investee. As of June 28, 2019 and December 28, 2018, we held $21.0 million and $22.8 million, respectively, of equity investments. See Note 14 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other Income, Net
Other Income, Net for the three and six months ended June 28, 2019 was $0.7 million and $0.6 million, respectively, compared to $2.4 million and $1.4 million for the three and six months ended June 29, 2018, respectively. Other Income, Net is primarily comprised of income (loss) from the impact of foreign currency exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan pesos or Malaysian ringgits.
The impact of foreign currency exchange rates on transactions denominated in foreign currencies included in Other Income, Net for the three and six months ended June 28, 2019 was $0.3 million and $0.1 million, respectively, compared to $2.2 million and $0.9 million for the three and six months ended June 29, 2018, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in foreign currency exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
We recognized income tax expense of $6.6 million (effective tax rate of 19.0%) for the second quarter of 2019 on $34.8 million of pre-tax income from continuing operations compared to income tax expense of $8.7 million (effective tax rate of 27.5%) on $31.8 million of pre-tax income from continuing operations for the same period of 2018. The income tax expense for the first six months of 2019 was $10.4 million (effective tax rate of 17.3%) on income from continuing operations before taxes of $60.0 million compared to $14.1 million (effective tax rate of 28.1%) on $50.3 million of income from continuing operations before taxes for the same period of 2018.
Our effective tax rate for the second quarter and first six months of 2019 differs from the second quarter and first six months of 2018 due principally to the impact of the Global Intangible Low-Taxed Income (GILTI) tax, as well as the impact of our earnings realized in foreign jurisdictions with statutory rates that are different than the federal statutory rate. The GILTI provisions require the inclusion of our foreign subsidiary earnings in excess of a deemed return on the foreign subsidiary’s tangible assets in our U.S. income tax return. There is a statutory deduction of 50% of the GILTI inclusion, however the deduction is subject to limitations based on U.S. taxable income. As of the second quarter of 2018, we had net operating losses to offset substantially all of our forecasted U.S. taxable income and as such, was temporarily subject to the deduction limitation, which correspondingly imposes an incremental impact on U.S. income tax. We are not forecasting a limitation of the GILTI deduction in 2019.
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
Our effective tax rate for 2019 differs from the U.S. federal statutory tax rate of 21% due principally to the net impact of the GILTI tax, the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, and the availability of tax credits.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

(dollars in thousands)	June 28, 2019	December 28, 2018
Cash and cash equivalents	$15,922	$25,569
Working capital	261,844	251,680
Current ratio	2.42	2.53
Cash and cash equivalents at June 28, 2019 decreased by $9.6 million from December 28, 2018 as excess cash on hand was used to pay down our debt. Working capital increased by $10.2 million from December 28, 2018, primarily due to an increase in accounts receivable and prepaid and other current assets, partially offset by the reduced cash balance and increase in accounts payable.
At June 28, 2019, $6.5 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
Summary of Cash Flow

	Six Months Ended
(in thousands)	June 28, 2019	June 29, 2018
Cash provided by (used in):
Operating activities	$67,550	$67,219
Investing activities	(11,094)	(19,095)
Financing activities	(66,273)	(74,523)
Effect of foreign currency exchange rates on cash and cash equivalents	170	2,363
Net change in cash and cash equivalents	$(9,647)	$(24,036)
The cash flow information presented includes cash flows related to the discontinued operations.
Operating Activities – During the six months ended June 28, 2019, we generated cash from operations of $67.6 million compared to $67.2 million for the six months ended June 29, 2018. This increase was primarily due to a $3.5 million decrease in cash flow provided by working capital, partially offset by a $3.9 million increase in cash net income (i.e. net income plus adjustments to reconcile net income to net cash provided by operating activities). The cash flow from working capital change during the period was primarily due to higher accounts receivable as a result of increased sales during the second quarter of 2019 as well as the payment of customer rebates.
Investing Activities – The $8.0 million decrease in net cash used in investing activities was primarily attributable to the receipt of cash proceeds of $4.8 million from Viant during the second quarter of 2019 resulting from the net working capital adjustment for the sale of the AS&O Product Line, as well as lower purchases of property, plant, and equipment, due to the sale of the AS&O Product Line. Our current expectation is that capital spending for 2019 will be in the range of $50 million to $55 million. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund these capital expenditures.
Financing Activities – Net cash used in financing activities for the second quarter of 2019 was $66.3 million compared to $74.5 million in the comparable 2018 period. Financing activities during the first six months of 2019 included net payments of $65.8 million related to paying down our debt obligations compared to $75.1 million for the comparable 2018 period.
Capital Structure – As of June 28, 2019, our capital structure consists of $863 million of debt, net of deferred fees and discounts, outstanding under our Senior Secured Credit Facilities and 33 million shares of common stock outstanding. We have access to $183 million of borrowing capacity under our Revolving Credit Facility. We are also authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. Our debt service obligations, comprised of principal and interest payments for the remainder of 2019, are estimated to be approximately $40 million.

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
Credit Facilities - As of June 28, 2019, we had senior secured credit facilities (the “Senior Secured Credit Facilities”) that consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), which had available borrowing capacity of $183.2 million as of June 28, 2019, (ii) a $286 million term loan A facility (the “TLA Facility”), and (iii) an $580 million term loan B facility (the “TLB Facility”). The Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021 and the TLB Facility will mature on October 27, 2022.
The Revolving Credit Facility and TLA Facility contain financial covenants requiring (A) a maximum total net leverage ratio of 5.00:1.0, subject to periodic step downs beginning in the third quarter of 2019 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of 3.0:1.0. The TLB Facility does not contain any financial maintenance covenants. As of June 28, 2019, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.9 to 1.0. For the twelve month period ended June 28, 2019, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 6.2 to 1.0.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of June 28, 2019, we were in full compliance with the financial covenants described above. As of June 28, 2019, our adjusted EBITDA would have to decline by approximately $125 million, or approximately 42%, in order for us to not be in compliance with our financial covenants. The Revolving Credit Facility is supported by a consortium of thirteen lenders with no lender controlling more than 33% of the facility.
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
Contractual Obligations
There have been no significant changes to our contractual obligations during the quarter ended June 28, 2019 as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 28, 2018.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

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
Adjusted pre-tax income, adjusted income and adjusted diluted EPS from continuing operations consist of GAAP amounts adjusted for the following to the extent occurring during the period: (i) acquisition and integration related charges and expenses, (ii) amortization of intangible assets, (iii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iv) asset write-down and disposition charges, (v) charges in connection with corporate realignments or a reduction in force, (vi) certain litigation expenses, charges and gains, (vii) unusual or infrequently occurring items, (viii) gain/loss on equity investments, (ix) extinguishment of debt charges, (x) the net impact of long-term supply agreements (“LSAs”) entered into as of the closing of the divestiture of the AS&O Product Line, (xi) the income tax (benefit) related to these adjustments (not for adjusted pre-tax income) and (xii) certain tax items that are outside the normal provision for the period (not for adjusted pre-tax income). Adjusted diluted EPS is calculated by dividing adjusted income from continuing operations by diluted weighted average shares outstanding.
EBITDA from continuing operations is calculated by adding back interest expense, GAAP provision (benefit) for income taxes, depreciation and amortization expense, to income from continuing operations, which is the most directly comparable GAAP measure. Adjusted EBITDA from continuing operations consists of EBITDA from continuing operations plus GAAP stock-based compensation and the same adjustments as listed above except for items (ii), (ix), (xi) and (xii).
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

	Three Months Ended
	June 28, 2019			June 29, 2018
	Pre-Tax	Net of Tax	Per Diluted Share	Pre-Tax	Net of Tax	Per Diluted Share
As reported income from continuing operations (GAAP)	$34,832	$28,222	$0.85	$31,795	$23,056	$0.70
Adjustments:
Amortization of intangibles(a)	9,831	7,778	0.24	10,519	8,296	0.25
Certain legal expenses (SG&A)(a)(b)	680	537	0.02	476	376	0.01
Strategic reorganization and alignment (OOE)(a)(c)	1,656	1,287	0.04	3,727	2,950	0.09
Manufacturing alignment to support growth (OOE)(a)(d)	561	393	0.01	1,103	815	0.02
Consolidation and optimization expenses (OOE)(a)(e)	—	—	—	(14)	(10)	—
Asset dispositions, severance and other (OOE)(a)(f)	891	699	0.02	(124)	(106)	—
(Gain) loss equity investments, net(a)	1,611	1,273	0.04	(284)	(225)	(0.01)
Loss on extinguishment of debt(a)(g)	562	443	0.01	417	329	0.01
LSA adjustments(a)(h)	—	—	—	(3,283)	(2,594)	(0.08)
Tax adjustments(i)	—	—	—	—	1,857	0.06
Adjusted income from continuing operations (Non-GAAP)	$50,624	$40,632	$1.23	$44,332	$34,744	$1.06

Diluted weighted average shares for adjusted EPS		33,009			32,720

	Six Months Ended
	June 28, 2019			June 29, 2018
	Pre-Tax	Net of Tax	Per Diluted Share	Pre-Tax	Net of Tax	Per Diluted Share
As reported income from continuing operations (GAAP)	$59,964	$49,588	$1.50	$50,253	$36,140	$1.11
Adjustments:
Amortization of intangibles(a)	19,685	15,574	0.47	21,172	16,693	0.51
Certain legal expenses (SG&A)(a)(b)	2,076	1,640	0.05	797	630	0.02
Strategic reorganization and alignment (OOE)(a)(c)	3,390	2,637	0.08	5,781	4,577	0.14
Manufacturing alignment to support growth (OOE)(a)(d)	1,146	807	0.02	1,616	1,184	0.04
Consolidation and optimization expenses (OOE)(a)(e)	—	—	—	561	445	0.01
Asset dispositions, severance and other (OOE)(a)(f)	1,462	1,152	0.03	518	364	0.01
(Gain) loss equity investments, net(a)	1,652	1,305	0.04	(5,254)	(4,151)	(0.13)
Loss on extinguishment of debt(a)(g)	974	769	0.02	1,474	1,164	0.04
LSA adjustments(a)(h)	—	—	—	(6,119)	(4,834)	(0.15)
Tax adjustments(i)	—	—	—	—	2,951	0.09
Adjusted income from continuing operations (Non-GAAP)	$90,349	$73,472	$2.23	$70,799	$55,163	$1.69

Diluted weighted average shares for adjusted EPS		32,995			32,572
__________

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

(a)
The difference between pre-tax and net of tax amounts is the estimated tax impact related to the respective adjustment. Net of tax amounts are computed using a 21% U.S. tax rate, and the statutory tax rates in Mexico, Netherlands, Uruguay, Ireland and Switzerland, as adjusted for the existence of net operating losses (“NOLs”). Amortization of intangibles and other operating expense for 2018 have also been adjusted to reflect the estimated impact relating to our disallowed deduction of the GILTI tax, as described in footnote (i) below. Expenses that are not deductible for tax purposes (i.e. permanent tax differences) are added back at 100%.

(b)
In 2013, we filed suit against AVX Corporation alleging they were infringing our intellectual property. Given the complexity and significant costs incurred pursuing this litigation, we are excluding these litigation expenses from adjusted amounts. This matter proceeded to trial during the first quarter of 2016 and again in the third quarter of 2017 that resulted in a jury awarding damages in the amount of $37.5 million.  In March 2018, the court vacated that damage award and ordered a new trial on damages. In the January 2019 retrial on damages, the jury awarded damages in the amount of $22.2 million. This award is subject to post-trial proceedings. On July 31, 2019, the U. S. District Court for the District of Delaware entered an order in the AVX litigation denying AVX’s post-trial motion to overturn the jury verdict in our favor. To date, no gains have been recognized in connection with this litigation. The second quarter 2019 also includes costs associated with responding to a subpoena in connection with a legal matter to which we are a non-party witness.

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

(e)	During 2018, we incurred costs primarily related to the closure of our Clarence, NY facility.

(f)	Amounts include expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce costs and improve operational efficiencies.

(g)	Represents debt extinguishment charges in connection with pre-payments made on our Term Loan B Facility, which are included in interest expense.

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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

EBITDA and Adjusted EBITDA Reconciliation
A reconciliation of GAAP income from continuing operations to EBITDA from continuing operations and adjusted EBITDA from continuing operations is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Income from continuing operations (GAAP)	$28,222	$23,056	$49,588	$36,140

Interest expense	13,612	15,234	27,442	30,829
Provision for income taxes	6,610	8,739	10,376	14,113
Depreciation	9,046	10,006	18,850	19,969
Amortization	9,831	10,519	19,685	21,172
EBITDA from continuing operations (Non-GAAP)	67,321	67,554	125,941	122,223
Certain legal expenses	680	476	2,076	797
Stock-based compensation (excluding OOE)	2,673	2,199	5,386	5,178
Strategic reorganization and alignment	1,656	3,727	3,390	5,781
Manufacturing alignment to support growth	561	1,103	1,146	1,616
Consolidation and optimization expenses	—	(14)	—	561
Asset dispositions, severance and other	891	(124)	1,462	518
(Gain) loss on equity investments, net	1,611	(284)	1,652	(5,254)
LSA adjustments	—	(3,283)	$—	$(6,119)
Adjusted EBITDA from continuing operations (Non-GAAP)	$75,393	$71,354	$141,053	$125,301

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
ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of June 28, 2019. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of June 28, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b.	Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended June 28, 2019, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2018, except that with respect to the AVX litigation, on July 31, 2019, the U. S. District Court for the District of Delaware entered an order in the AVX litigation denying AVX’s post-trial motion to overturn the jury verdict in favor of the Company.

ITEM 1A.	RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2018.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1#*	Employment Offer Letter, dated November 30, 2017, between Integer Holdings Corporation and Kirk Thor

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Extension Presentation Linkbase Document

101.DEF*	XBRL Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 1, 2019	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jason K. Garland
Jason K. Garland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)