Form 10-Q
period 2019-09-27
Integer Holdings Corp
filed 2019-10-31
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2019
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of October 25, 2019 was: 32,678,605 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended September 27, 2019

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	September 27, 2019	December 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$14,719	$25,569
Accounts receivable, net of allowance for doubtful accounts of $0.3 million and $0.6 million, respectively	216,671	185,501
Inventories	197,977	190,076
Prepaid expenses and other current assets	23,704	15,104
Total current assets	453,071	416,250
Property, plant and equipment, net	230,683	231,269
Goodwill	825,318	832,338
Other intangible assets, net	774,744	812,338
Deferred income taxes	4,070	3,937
Operating lease assets	43,670	—
Other long-term assets	27,263	30,549
Total assets	$2,358,819	$2,326,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,500	$37,500
Accounts payable	77,383	57,187
Income taxes payable	12,228	9,393
Accrued expenses and other current liabilities	61,827	60,490
Total current liabilities	188,938	164,570
Long-term debt	790,420	888,007
Deferred income taxes	199,966	203,910
Operating lease liabilities	38,724	—
Other long-term liabilities	12,193	9,701
Total liabilities	1,230,241	1,266,188
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,841,183 and 32,624,494 shares issued, respectively; 32,668,627 and 32,473,167 shares outstanding, respectively	33	33
Additional paid-in capital	699,915	691,083
Treasury stock, at cost, 172,556 and 151,327 shares, respectively	(10,373)	(8,125)
Retained earnings	429,234	344,498
Accumulated other comprehensive income	9,769	33,004
Total stockholders’ equity	1,128,578	1,060,493
Total liabilities and stockholders’ equity	$2,358,819	$2,326,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$303,587	$305,088	$932,457	$911,978
Cost of sales	210,201	213,165	653,477	637,758
Gross profit	93,386	91,923	278,980	274,220
Operating expenses:
Selling, general and administrative expenses	32,935	34,091	101,034	107,300
Research, development and engineering costs	11,729	12,234	34,720	38,445
Other operating expenses	2,241	4,139	8,239	12,615
Total operating expenses	46,905	50,464	143,993	158,360
Operating income	46,481	41,459	134,987	115,860
Interest expense	12,337	54,526	39,779	85,355
(Gain) loss on equity investments, net	(986)	(291)	666	(5,545)
Other (income) loss, net	(369)	1,684	(921)	257
Income (loss) from continuing operations before taxes	35,499	(14,460)	95,463	35,793
Provision for (benefit from) income taxes	4,913	(6,157)	15,289	7,956
Income (loss) from continuing operations	$30,586	$(8,303)	$80,174	$27,837

Discontinued operations:
Income from discontinued operations before taxes	—	195,874	5,316	188,251
Provision for income taxes	—	73,492	178	73,869
Income from discontinued operations	$—	$122,382	$5,138	$114,382

Net income	$30,586	$114,079	$85,312	$142,219

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.94	$(0.26)	$2.46	$0.87
Income from discontinued operations	—	3.80	0.16	3.57
Basic earnings per share	0.94	3.54	2.62	4.44

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.92	$(0.26)	$2.43	$0.86
Income from discontinued operations	—	3.80	0.16	3.52
Diluted earnings per share	0.92	3.54	2.58	4.38

Weighted average shares outstanding:
Basic	32,660	32,211	32,606	32,050
Diluted	33,068	32,211	33,019	32,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Comprehensive Income
Net income	$30,586	$114,079	$85,312	$142,219
Other comprehensive income:
Foreign currency translation loss	(14,810)	(2,809)	(17,138)	(15,253)
Change in fair value of cash flow hedges, net of tax	(1,352)	634	(6,097)	1,957
Other comprehensive loss, net of tax	(16,162)	(2,175)	(23,235)	(13,296)
Comprehensive income, net of tax	$14,424	$111,904	$62,077	$128,923
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 27, 2019	September 28, 2018
Cash flows from operating activities:
Net income	$85,312	$142,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,397	68,447
Debt related charges included in interest expense	5,280	47,173
Stock-based compensation	6,894	7,684
Non-cash (gain) loss on equity investments	666	(1,043)
Other non-cash gains	(1,088)	(771)
Deferred income taxes	(1,086)	66,953
Gain on sale of discontinued operations	(4,974)	(194,734)
Changes in operating assets and liabilities:
Accounts receivable	(29,962)	(4,805)
Inventories	(8,567)	(19,688)
Prepaid expenses and other assets	(10,829)	5,155
Accounts payable	17,760	10,488
Accrued expenses and other liabilities	(8,988)	(14,904)
Income taxes payable	4,162	8,562
Net cash provided by operating activities	111,977	120,736
Cash flows from investing activities:
Acquisition of property, plant and equipment	(24,704)	(33,340)
Proceeds from sale of property, plant and equipment	5	1,366
Purchase of equity investments	(417)	(1,230)
Proceeds from sale of discontinued operations	4,734	582,359
Net cash (used in) provided by investing activities	(20,382)	549,155
Cash flows from financing activities:
Principal payments of long-term debt	(97,125)	(670,094)
Proceeds from senior secured revolving line of credit	20,000	—
Payments of senior secured revolving line of credit	(25,000)	—
Proceeds from the exercise of stock options	2,654	11,757
Payment of debt issuance and redemption costs	—	(31,991)
Tax withholdings related to net share settlements of restricted stock unit awards	(2,961)	(2,568)
Net cash used in financing activities	(102,432)	(692,896)
Effect of foreign currency exchange rates on cash and cash equivalents	(13)	1,790
Net decrease in cash and cash equivalents	(10,850)	(21,215)
Cash and cash equivalents, beginning of period	25,569	44,096
Cash and cash equivalents, end of period	$14,719	$22,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Total equity, beginning balance	$1,111,695	$917,734	$1,060,493	$893,381

Common stock and additional paid-in capital
Balance, beginning of period	697,681	678,188	691,116	669,788
Stock awards exercised or vested	806	7,912	1,938	10,205
Stock-based compensation	1,461	1,577	6,894	7,684
Balance, end of period	699,948	687,677	699,948	687,677
Treasury stock
Balance, beginning of period	(10,565)	(5,720)	(8,125)	(4,654)
Treasury shares purchased	(56)	(359)	(2,961)	(2,568)
Treasury shares reissued	248	411	713	1,554
Balance, end of period	(10,373)	(5,668)	(10,373)	(5,668)
Retained earnings
Balance, beginning of period	398,648	204,208	344,498	176,068
Adoption of ASC 842 (Note 1)	—	—	(576)	—
Net income	30,586	114,079	85,312	142,219
Balance, end of period	429,234	318,287	429,234	318,287
Accumulated other comprehensive income
Balance, beginning of period	25,931	41,058	33,004	52,179
Other comprehensive loss	(16,162)	(2,175)	(23,235)	(13,296)
Reclassified to earnings, net	—	152	—	152
Balance, end of period	9,769	39,035	9,769	39,035
Total equity, ending balance	$1,128,578	$1,039,331	$1,128,578	$1,039,331
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1.)     BASIS OF PRESENTATION
Integer Holdings Corporation (together with its consolidated subsidiaries, “Integer” or the “Company”) is a publicly-traded corporation listed on the New York Stock Exchange under the symbol “ITGR.” Integer is one of the largest medical device outsource manufacturers in the world serving the cardiac, neuromodulation, vascular, orthopedics, advanced surgical and portable medical markets. The Company provides innovative, high-quality medical technologies that enhance the lives of patients worldwide. In addition, it develops batteries for high-end niche applications in the energy, military, and environmental markets. The Company’s reportable segments are: (1) Medical and (2) Non-Medical. The Company’s customers include large multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries.
On May 3, 2018, the Company entered into a definitive agreement to sell the Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”) within its Medical segment to Viant (formerly MedPlast, LLC), and on July 2, 2018 completed the sale.  The results of operations of the AS&O Product Line are reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The Condensed Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations due to Integer’s centralized treasury and cash management processes, and, accordingly, cash flow amounts for discontinued operations are disclosed in Note 2 “Discontinued Operations, Divestitures and Acquisitions.” All results and information in the condensed consolidated financial statements are presented as continuing operations and exclude the AS&O Product Line unless otherwise noted specifically as discontinued operations. Refer to Note 2 “Discontinued Operations, Divestitures and Acquisitions” for additional information.
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
Historically, the Company has utilized a 52/53-week fiscal year ending on the Friday nearest December 31. On October 9, 2019, the Board of Directors of Integer approved a change to the Company’s fiscal year from a year ending on the Friday nearest December 31 to a calendar year ending on December 31. Upon receipt of the customary approval of the lenders under the Company’s senior secured credit facilities, the Company’s current fiscal year will end on December 31, 2019, instead of January 3, 2020, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. The Company’s first three fiscal quarters in each fiscal year will continue to end on the Friday nearest March 31, June 30 and September 30, respectively. Fiscal year 2018 ended on December 28, 2018 and was a fifty-two week period.
The third quarter of 2019 and 2018 each contained 13 weeks and ended on September 27 and September 28, respectively, and were not impacted by the change in fiscal year.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1.)     BASIS OF PRESENTATION (Continued)
Not Yet Adopted Accounting Guidance
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology for most financial assets with the current expected credit loss (“CECL”) methodology. Under the CECL method, the Company will be required to immediately recognize an estimate of credit losses expected to occur over the life of the financial asset at the time financial asset is originated or acquired.  Estimated credit losses are determined by taking into consideration historical loss conditions, current conditions and reasonable and supportable forecasts.  Changes to the expected lifetime credit losses are required to be recognized each period.  The standard will be effective for the Company on January 1, 2020 and will be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption.  The Company has initiated implementation efforts and is in the process of accumulating historical, current and forward-looking information to be used in the estimation of credit losses. The Company is assessing the risk characteristics related to trade receivables and contract assets, which are the primary financial assets of the Company that will be within the scope of this guidance.  The adoption of ASU 2016-13 is not expected to have a material impact to on the Condensed Consolidated Financial Statements.
(2.)     DISCONTINUED OPERATIONS, DIVESTITURES AND ACQUISITIONS
AS&O Divestiture
On May 3, 2018, the Company entered into a definitive agreement to sell its AS&O Product Line to Viant, and on July 2, 2018, completed the sale, collecting cash proceeds of approximately $581 million, which is net of transaction costs and adjustments set forth in the definitive agreement. In connection with the sale, the parties executed a transition services agreement whereby the Company would provide certain corporate services (including accounting, payroll, and information technology services) to Viant for a period of up to one year from the date of the closing to facilitate an orderly transfer of business operations. Viant paid Integer for these services as specified in the transition services agreement, which were complete as of June 28, 2019. Accordingly, there was no income recognized under the transition services agreement during the three months ended September 27, 2019. The Company recognized $2.9 million of income under the transition services agreement for the performance of services during the nine months ended September 27, 2019, of which $0.1 million is recorded as a reduction of Cost of sales and $2.8 million is recorded as a reduction of Selling, general and administrative expenses. The Company recognized $1.9 million of income under the transition services agreement for the performance of services during the three and nine months ended September 28, 2018, of which $0.1 million is recorded as a reduction of Cost of sales and $1.8 million is recorded as a reduction of Selling, general and administrative expenses. In addition, the parties executed long-term supply agreements under which the Company and Viant have agreed to supply the other with certain products at prices specified in the agreements for a term of three years.
In connection with the closing of the transaction but prior to a net working capital adjustment, the Company recognized a pre-tax gain on sale of discontinued operations of $195.0 million during the year ended December 28, 2018. During the nine months ended September 27, 2019, the Company received $4.8 million due to a net working capital adjustment agreed to with Viant. This was recognized as gain on sale from discontinued operations during the quarter ended June 28, 2019.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)     DISCONTINUED OPERATIONS, DIVESTITURES AND ACQUISITIONS (Continued)
The operating results of the AS&O Product Line have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The discontinued operations of the AS&O Product Line are reported in the Medical segment. Income from discontinued operations net of taxes, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$—	$—	$—	$178,020
Cost of sales	—	—	—	148,357
Gross profit	—	—	—	29,663
Selling, general and administrative expenses	—	—	—	8,905
Research, development and engineering costs	—	—	—	2,352
Other operating expenses (income)(1)	—	(2,185)	—	1,805
Interest expense	—	976	—	22,833
Gain on sale of discontinued operations	—	(194,734)	(4,974)	(194,734)
Other (income) loss, net	—	69	(342)	251
Income from discontinued operations before taxes	—	195,874	5,316	188,251
Provision for income taxes	—	73,492	178	73,869
Income from discontinued operations	$—	$122,382	$5,138	$114,382

__________

(1)
The Company recorded $2.2 million of transaction costs in Other operating expenses (income) from discontinued operations during the three months ended June 29, 2018, which were reclassified to the Gain on sale of discontinued operations during the three months ended September 28, 2018.

Cash flow information from discontinued operations was as follows (in thousands):

	Nine Months Ended
	September 27, 2019	September 28, 2018
Cash used in operating activities	$(58)	$(12,388)
Cash provided by (used in) investing activities	4,734	578,763
Depreciation and amortization	—	7,450
Capital expenditures	—	3,610

Acquisition of Assets from US BioDesign, LLC
On October 7, 2019, the Company acquired certain assets of US BioDesign, LLC, a privately held developer and manufacturer of complex braided biomedical structures for disposable and implantable medical devices. The acquisition adds a differentiated capability related to the complex development and manufacture of braided and formed biomedical structures to the Company’s broad portfolio. The Company paid $15 million in cash and may pay up to an additional $5.5 million of contingent earn out over the next four years based on specified conditions being met. The Company expects to determine the preliminary purchase price allocation prior to the end of the fourth quarter of 2019.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3.)	SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows, including information related to discontinued operations:

	Nine Months Ended
(in thousands)	September 27, 2019	September 28, 2018
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$5,125	$2,585

Refer to Note 2 “Discontinued Operations, Divestitures and Acquisitions” for additional supplemental cash flow information pertaining to discontinued operations and Note 11 “Leases” for additional supplemental cash flow information pertaining to leases.
(4.)     INVENTORIES
Inventories are comprised of the following (in thousands):

	September 27, 2019	December 28, 2018
Raw materials	$83,171	$80,213
Work-in-process	78,803	75,711
Finished goods	36,003	34,152
Total	$197,977	$190,076

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 27, 2019 were as follows (in thousands):

	Medical	Non- Medical	Total
December 28, 2018	$815,338	$17,000	$832,338
Foreign currency translation	(7,020)	—	(7,020)
September 27, 2019	$808,318	$17,000	$825,318

Intangible Assets
Intangible assets at September 27, 2019 and December 28, 2018 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 27, 2019
Definite-lived:
Purchased technology and patents	$239,905	$(134,560)	$105,345
Customer lists	702,723	(123,617)	579,106
Other	3,503	(3,498)	5
Total	$946,131	$(261,675)	$684,456
Indefinite-lived:
Trademarks and tradenames			$90,288

December 28, 2018
Definite-lived:
Purchased technology and patents	$241,726	$(125,540)	$116,186
Customer lists	710,406	(104,556)	605,850
Other	3,503	(3,489)	14
Total	$955,635	$(233,585)	$722,050
Indefinite-lived:
Trademarks and tradenames			$90,288

Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Cost of sales	$3,165	$3,367	$9,622	$10,756
Selling, general and administrative expenses	6,617	6,490	19,845	20,196
Research, development and engineering costs	—	39	—	116
Total intangible asset amortization expense	$9,782	$9,896	$29,467	$31,068

Estimated future intangible asset amortization expense based on the carrying value as of September 27, 2019 is as follows (in thousands):

	Remainder of 2019	2020	2021	2022	2023	After 2023
Amortization Expense	$10,492	40,065	39,219	38,194	36,359	520,127

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT
Long-term debt is comprised of the following (in thousands):

	September 27, 2019	December 28, 2018
Senior secured term loan A	$276,563	$304,687
Senior secured term loan B	563,286	632,286
Revolving line of credit	—	5,000
Unamortized discount on term loan B and debt issuance costs	(11,929)	(16,466)
Total debt	827,920	925,507
Current portion of long-term debt	(37,500)	(37,500)
Total long-term debt	$790,420	$888,007

The Company has senior secured credit facilities (the “Senior Secured Credit Facilities”) as of September 27, 2019, consisting of (i) a revolving credit facility (the “Revolving Credit Facility”) with $200 million of borrowing capacity as described below, (ii) a $277 million term loan A facility (the “TLA Facility”), and (iii) a $563 million term loan B facility (the “TLB Facility”). The TLA Facility and TLB Facility are collectively referred to as the “Term Loan Facilities.” The TLB Facility was issued at a 1% discount.
Revolving Credit Facility
The Revolving Credit Facility matures on October 27, 2020. The Revolving Credit Facility includes a $15 million sublimit for swingline loans and a $25 million sublimit for standby letters of credit. The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.175% and 0.25%, depending on the Company’s Total Net Leverage Ratio (as defined in the Senior Secured Credit Facilities agreement). As of September 27, 2019, the commitment fee on the unused portion of the Revolving Credit Facility was 0.25%. Interest rates on the Revolving Credit Facility, as well as the TLA Facility, are at the Company’s option, either at: (i) the prime rate plus the applicable margin, which will range between 0.75% and 2.25%, based on the Company’s Total Net Leverage Ratio, or (ii) the applicable LIBOR rate plus the applicable margin, which will range between 1.75% and 3.25%, based on the Company’s Total Net Leverage Ratio.
As of September 27, 2019, the Company had no outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $193.2 million after giving effect to $6.8 million of outstanding standby letters of credit.
Term Loan Facilities
The TLA Facility and TLB Facility mature on October 27, 2021 and October 27, 2022, respectively. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 2.00% or (ii) the applicable LIBOR rate plus 3.00%, with LIBOR subject to a 1.00% floor. As of September 27, 2019, the interest rates on the TLA Facility and TLB Facility were 4.31% and 5.05%, respectively.
Covenants
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 4.75:1.00, subject to quarterly step downs of 25 basis points beginning in the fourth quarter of 2019 and ending in the second quarter of 2020 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 3.00:1.00. The TLB Facility does not contain any financial maintenance covenants. As of September 27, 2019, the Company was in compliance with these financial covenants.
9.125% Senior Notes due 2023
On October 27, 2015, the Company completed a private offering of $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”). On July 10, 2018, the Company completed the redemption in full of the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes plus the applicable “make-whole” premium of $31.3 million and accrued and unpaid interest through the redemption date. The “make-whole” premium is included in Interest Expense for the three and nine months ended September 28, 2018 in the accompanying Condensed Consolidated Statements of Operations.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT (Continued)
Contractual maturities under the Senior Secured Credit Facilities for the remainder of 2019 and the next three years (through maturity), excluding any discounts or premiums, as of September 27, 2019 are as follows (in thousands):

	2019	2020	2021	2022
Future minimum principal payments	$9,375	37,500	229,688	563,286

The Company prepaid portions of its TLB Facility during 2019 and 2018. The Company recognized losses from extinguishment of debt during the three and nine months ended September 27, 2019 of $0.3 million and $1.3 million, respectively. The Company recognized losses from extinguishment of debt during the three and nine months ended September 28, 2018 of $9.3 million and $10.8 million, respectively. The loss from extinguishment of debt represents the portion of the unamortized discount and debt issuance costs related to the portion of the TLB Facility that was prepaid and is included in Interest Expense in the accompanying Condensed Consolidated Statements of Operations. The loss from extinguishment of debt for the three and nine months ended September 28, 2018 also includes the unamortized debt issuance costs related to the Senior Notes.
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
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Stock options	$101	$215	$304	$726
RSAs and RSUs	1,360	1,872	6,590	6,544
Stock-based compensation expense - continuing operations	1,461	2,087	6,894	7,270
Discontinued operations	—	(510)	—	414
Total stock-based compensation expense	$1,461	$1,577	$6,894	$7,684

Cost of sales	$168	$222	$766	$598
Selling, general and administrative expenses	1,155	1,821	5,819	6,568
Research, development and engineering costs	69	44	193	99
Other operating expenses	69	—	116	5
Discontinued operations	—	(510)	—	414
Total stock-based compensation expense	$1,461	$1,577	$6,894	$7,684

There were no stock options granted during the nine months ended September 27, 2019. The weighted average fair value and assumptions used to value options granted during the nine months ended September 28, 2018 are as follows:

Weighted average fair value	$14.89
Risk-free interest rate	2.21%
Expected volatility	39%
Expected life (in years)	4.0
Expected dividend yield	—%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION (Continued)
The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 28, 2018	522,783	$31.88
Exercised	(116,904)	22.70
Outstanding at September 27, 2019	405,879	$34.52	5.3	$16.3
Exercisable at September 27, 2019	371,564	$34.10	5.1	$15.1

During the nine months ended September 27, 2019, the Company awarded grants to members of its Board of Directors and certain members of management. The Board of Directors received grants of time-based RSUs that vest in equal quarterly installments of 25% on the first day of each quarter of the Company’s 2019 fiscal year. The members of management received either time-based RSUs or a mix of time-based RSUs and performance-based RSUs (“PRSUs”). The time-based RSUs vest ratably, subject to the recipient’s continuous service to the Company over a period of generally three to four years from the grant date. For the Company's PRSUs, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of financial performance or market-based conditions. The financial performance condition is based on the Company's sales targets. The market-based conditions are based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over three year performance periods.
The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with TSR-based performance conditions. The grant-date fair value of all other RSAs and RSUs is equal to the closing market price of Integer common stock on the date of grant.
The weighted average fair value and assumptions used to value the TSR portion of the PRSUs granted are as follows:

	Nine Months Ended
	September 27, 2019	September 28, 2018
Weighted average fair value	$117.03	$37.46
Risk-free interest rate	2.46%	2.28%
Expected volatility	40%	40%
Expected life (in years)	2.8	2.9
Expected dividend yield	—%	—%

The following table summarizes RSA and RSU activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 28, 2018	142,236	$49.78
Granted	104,636	82.96
Vested	(24,752)	63.34
Forfeited	(16,009)	57.49
Nonvested at September 27, 2019	206,111	$64.40

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION (Continued)
The following table summarizes PRSU activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at December 28, 2018	287,134	$36.15
Granted	50,492	101.17
Vested	(75,008)	28.41
Forfeited	(68,153)	34.17
Nonvested at September 27, 2019	194,465	$56.71

(8.)     OTHER OPERATING EXPENSES
Other Operating Expenses is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Strategic reorganization and alignment	$962	$2,643	$4,352	$8,424
Manufacturing alignment to support growth	515	877	1,661	2,493
Consolidation and optimization initiatives	—	137	—	698
Asset dispositions, severance and other	764	482	2,226	1,000
Other operating expenses - continuing operations	2,241	4,139	8,239	12,615
Discontinued operations(1)	—	(2,185)	—	1,805
Total other operating expenses	$2,241	$1,954	$8,239	$14,420

__________

(1)
The Company recorded $2.2 million of transaction costs in Other operating expenses (income) from discontinued operations during the three months ended June 29, 2018, which were reclassified to the Gain on sale of discontinued operations during the three months ended September 28, 2018.

Strategic Reorganization and Alignment
As a result of the strategic review of its customers, competitors and markets, the Company began taking steps in 2017 to better align its resources in order to enhance the profitability of its portfolio of products. These initiatives include improving its business processes and redirecting investments away from projects where the market does not justify the investment, as well as aligning resources with market conditions and the Company’s future strategic direction. The Company estimates that it will incur aggregate pre-tax charges in connection with the strategic reorganization and alignment plan, including projects reported in discontinued operations, of between approximately $20 million to $22 million, the majority of which are expected to be cash expenditures. During the nine months ended September 27, 2019, the Company incurred charges relating to this initiative, which primarily included severance and fees for professional services recorded within the Medical segment. As of September 27, 2019, total expense incurred for this initiative since inception, including amounts reported in discontinued operations, was $20.9 million. These actions are expected to be substantially completed by the end of 2019.
Manufacturing Alignment to Support Growth
In 2017, the Company initiated several initiatives designed to reduce costs, increase manufacturing capacity to accommodate growth and improve operating efficiencies.  The plan involves the relocation of certain manufacturing operations and expansion of certain of the Company's facilities. The Company estimates that it will incur aggregate pre-tax restructuring related charges in connection with the realignment plan of between approximately $6 million to $7 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s manufacturing alignment to support growth initiative were primarily recorded within the Medical segment. As of September 27, 2019, total expense incurred for this initiative since inception, including amounts reported in discontinued operations, was $5.1 million. These actions are expected to be substantially completed by the end of 2019.

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
The following table summarizes the change in accrued liabilities, presented within Accrued Expense and Other Current Liabilities on the Condensed Consolidated Balance Sheets, related to the initiatives described above (in thousands):

	Severance and Retention	Other	Total
December 28, 2018	$1,668	$202	$1,870
Restructuring charges	1,345	4,668	6,013
Cash payments	(1,629)	(4,863)	(6,492)
September 27, 2019	$1,384	$7	$1,391

Asset Dispositions, Severance and Other
During the nine months ended September 27, 2019 and September 28, 2018, the Company recorded expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future operating costs and improve operational efficiencies.
(9.)     INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including discrete items, changes in the mix and amount of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. In addition, the Company continues to explore tax planning opportunities that may have a material impact on its effective tax rate.
The Company’s effective tax rate for continuing operations for the third quarter of 2019 was 13.8% on $35.5 million of income from continuing operations before taxes compared to 42.6% on $14.5 million of losses from continuing operations before taxes for the same period in 2018. The Company’s effective tax rate for continuing operations for the nine months ended September 27, 2019 was 16.0% on $95.5 million of income from continuing operations before taxes compared to 22.2% on $35.8 million of income from continuing operations before taxes for the same period of 2018. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the third quarter of 2019 and nine months ended September 27, 2019 is primarily attributable to discrete tax benefits of $2.3 million and $4.4 million, respectively, as well as the estimated net impact of the Global Intangible Low-Taxed Income tax, the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, and the availability of certain tax credits. The discrete tax benefits for 2019 are predominately related to excess tax benefits recognized upon vesting of RSUs or exercise of stock options, favorable return to provision adjustments related to the 2018 tax year, and the release of certain reserves for unrecognized tax benefits.
As of September 27, 2019 and December 28, 2018, the Company had unrecognized tax benefits from continuing operations of approximately $4.2 million and $5.4 million, respectively. During the third quarter of 2019, the Company obtained information that impacted its judgment regarding the sustainability of certain tax deductions taken in prior years. As a result, the Company released $1.2 million of unrecognized tax benefits as a discrete item during the third quarter of 2019. It is reasonably possible that a reduction of up to $0.6 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. As of September 27, 2019 and December 28, 2018, approximately $4.1 million and $5.3 million, respectively, of the unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.

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
In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed on the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. Two juries in the U.S. District Court for the District of Delaware have returned verdicts finding that AVX infringed on three of the Company’s patents and awarded the Company $37.5 million in damages. In March 2018, the U.S. District Court for the District of Delaware vacated the original damage award and ordered a retrial on damages. In the January 2019 retrial on damages, the jury awarded the Company $22.2 million in damages. On July 31, 2019, the U.S. District Court for the District of Delaware entered an order denying AVX’s post-trial motion to overturn the jury verdict in favor of the Company. On August 23, 2019, AVX filed its notice of appeal with the United States Court of Appeals for the Federal Circuit. On September 5, 2019, the Company filed its notice of cross-appeal with the United States Court of Appeals for the Federal Circuit. To date, the Company has recorded no gains in connection with this litigation.
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

December 28, 2018	$2,600
Additions to warranty reserve	441
Adjustments to pre-existing warranties	(988)
Warranty claims settled	(1,221)
September 27, 2019	$832

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Right-of-use (“ROU”) lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use.  Operating lease ROU assets are presented as Operating Lease Assets, the current portion of operating lease liabilities are presented within Accrued Expense and Other Current Liabilities, and the non-current portion of operating lease liabilities are presented as Operating Lease Liabilities on the Condensed Consolidated Balance Sheets. The current portion of operating lease liabilities was $7.3 million as of September 27, 2019. Leases with a term of 12 months or less are not recorded on the balance sheet.
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
The discount rate implicit within the Company’s leases is not readily determinable, and therefore, the Company uses its estimated incremental borrowing rate in determining the present value of lease payments.  The incremental borrowing rate is determined based on the Company’s recent debt issuances, lease term and the currency in which lease payments are made.
The following table presents the weighted average remaining lease term and discount rate:

September 27, 2019
Weighted-average remaining lease term of operating leases (in years)	7.6
Weighted-average discount rate of operating leases	5.5%

The components and classification of lease cost are as follows (in thousands):

	Three Months Ended September 27, 2019	Nine Months Ended September 27, 2019
Operating lease cost	$2,470	$7,361
Short-term lease cost (leases with initial term of 12 months or less)	12	46
Variable lease cost	638	1,845
Sublease income	(475)	(1,420)
Total lease cost	$2,645	$7,832

Cost of sales	$2,220	$6,562
Selling, general and administrative expenses	285	837
Research, development and engineering costs	138	416
Other operating expenses	2	17
Total lease cost	$2,645	$7,832

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11.)     LEASES (Continued)
The Company’s sublease income is derived primarily from certain real estate leases to several non-affiliated tenants under operating sublease arrangements.
At September 27, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Remainder of 2019	$2,519
2020	9,454
2021	9,132
2022	7,055
2023	6,274
2024	5,752
Thereafter	16,615
Total lease payments	56,801
Less imputed interest	(10,852)
Total	$45,949

As of September 27, 2019, the Company did not have any leases that have not yet commenced.
Supplemental cash flow information related to leases for the nine months ended September 27, 2019 is as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities	$7,713
ROU assets obtained in exchange for new operating lease liabilities	8,215

During the nine months ended September 27, 2019, the Company extended the lease terms for four of its manufacturing facilities. As a result of these lease modifications, the Company re-measured the lease liability and adjusted the ROU asset on the modification dates.
The Company’s future minimum lease commitments, net of sublease income, as of December 28, 2018, under ASC 840, the predecessor to ASC 842, are as follows (in thousands):

	2019	2020	2021	2022	2023	After 2023
Future minimum lease payments	$8,562	7,290	7,348	5,269	5,112	14,589

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     EARNINGS (LOSS) PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Numerator for basic and diluted EPS:
Income (loss) from continuing operations	$30,586	$(8,303)	$80,174	$27,837
Income from discontinued operations	—	122,382	5,138	114,382
Net income	$30,586	$114,079	$85,312	$142,219

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	32,660	32,211	32,606	32,050
Dilutive effect of share-based awards	408	—	413	401
Weighted average shares outstanding - Diluted	33,068	32,211	33,019	32,451

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.94	$(0.26)	$2.46	$0.87
Income from discontinued operations	—	3.80	0.16	3.57
Basic earnings per share	0.94	3.54	2.62	4.44

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.92	$(0.26)	$2.43	$0.86
Income from discontinued operations	—	3.80	0.16	3.52
Diluted earnings per share	0.92	3.54	2.58	4.38

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Time-vested stock options, RSAs and RSUs	—	797	29	436
Performance-vested restricted stock and PRSUs	50	303	48	220

(13.)     STOCKHOLDERS’ EQUITY
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the nine month periods ended September 27, 2019 and September 28, 2018:

	Nine Months Ended September 27, 2019			Nine Months Ended September 28, 2018
	Issued	Treasury Stock	Outstanding	Issued	Treasury Stock	Outstanding
Balance, beginning of period	32,624,494	(151,327)	32,473,167	31,977,953	(106,526)	31,871,427
Stock options exercised	116,904	—	116,904	381,793	—	381,793
RSAs issued, net of forfeitures, and vesting of RSUs	99,785	(21,229)	78,556	141,963	(12,496)	129,467
Balance, end of period	32,841,183	(172,556)	32,668,627	32,501,709	(119,022)	32,382,687

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     STOCKHOLDERS’ EQUITY (Continued)
Accumulated Other Comprehensive Income (“AOCI”) is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
June 28, 2019	$(295)	$(2,567)	$28,211	$25,349	$582	$25,931
Unrealized loss on cash flow hedges	—	(1,459)	—	(1,459)	307	(1,152)
Realized loss on foreign currency hedges	—	191	—	191	(40)	151
Realized gain on interest rate swap hedge	—	(444)	—	(444)	93	(351)
Foreign currency translation loss	—	—	(14,810)	(14,810)	—	(14,810)
September 27, 2019	$(295)	$(4,279)	$13,401	$8,827	$942	$9,769

December 28, 2018	$(295)	$3,439	$30,539	$33,683	$(679)	$33,004
Unrealized loss on cash flow hedges	—	(6,028)	—	(6,028)	1,266	(4,762)
Realized loss on foreign currency hedges	—	157	—	157	(33)	124
Realized gain on interest rate swap hedges	—	(1,847)	—	(1,847)	388	(1,459)
Foreign currency translation loss	—	—	(17,138)	(17,138)	—	(17,138)
September 27, 2019	$(295)	$(4,279)	$13,401	$8,827	$942	$9,769

June 29, 2018	$(1,422)	$5,094	$37,756	$41,428	$(370)	$41,058
Unrealized gain on cash flow hedges	—	1,424	—	1,424	(299)	1,125
Realized gain on foreign currency hedges	—	(141)	—	(141)	30	(111)
Realized gain on interest rate swap hedges	—	(482)	—	(482)	102	(380)
Foreign currency translation loss	—	—	(2,809)	(2,809)	—	(2,809)
Reclassifications to earnings(1)	948	—	(514)	434	(282)	152
September 28, 2018	$(474)	$5,895	$34,433	$39,854	$(819)	$39,035

December 29, 2017	$(1,422)	$3,418	$50,200	$52,196	$(17)	$52,179
Unrealized gain on cash flow hedges	—	4,325	—	4,325	(908)	3,417
Realized gain on foreign currency hedges	—	(734)	—	(734)	154	(580)
Realized gain on interest rate swap hedge	—	(1,114)	—	(1,114)	234	(880)
Foreign currency translation loss	—	—	(15,253)	(15,253)	—	(15,253)
Reclassifications to earnings(1)	948	—	(514)	434	(282)	152
September 28, 2018	$(474)	$5,895	$34,433	$39,854	$(819)	$39,035

__________

(1)
Accumulated foreign currency translation losses of $0.5 million and defined benefit plan liabilities of $0.7 million (net of income taxes of $0.3 million) were reclassified to earnings during the three months ended September 28, 2018 as a result of the divestiture of the AS&O Product Line and are included in “Gain on sale of discontinued operations, net of tax” in the Condensed Consolidated Statements of Operations.

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
Information regarding the Company’s outstanding interest rate swaps designated as cash flow hedges as of September 27, 2019 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$200,000	Jun 2017	Jun 2020	1.1325%	2.0536%	$883	Accrued expenses and other current liabilities
75,000	Jul 2019	Jul 2020	1.8900	2.0536	(90)	Accrued expenses and other current liabilities
400,000	Apr 2019	Apr 2020	2.4150	2.0421	(1,306)	Accrued expenses and other current liabilities
200,000	Jun 2020	Jun 2023	2.1785	(a)	(3,753)	Other long-term liabilities
__________
(a) The interest rate swap is not in effect until June 2020.
As of December 28, 2018, the Company had outstanding an interest rate swap with a notional amount of $200 million. The fair value as of December 28, 2018 was $4.2 million and was included in Other assets in the Condensed Consolidated Balance Sheets.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of September 27, 2019 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$5,249	Jul 2019	Dec 2019	0.0500	Peso	$26	Accrued expenses and other current liabilities
6,042	Jul 2019	Dec 2019	0.0504	Peso	(12)	Accrued expenses and other current liabilities
8,339	Oct 2019	Dec 2019	1.1119	Euro	(95)	Accrued expenses and other current liabilities
11,166	Jan 2020	Jun 2020	0.0490	Peso	68	Accrued expenses and other current liabilities

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
Derivative Instruments with Hedge Accounting Designation
The following tables present the fair values of derivative instruments formally designated as hedging instruments as of September 27, 2019 and December 28, 2018 (in thousands).

		Fair Value
	Fair Value Hierarchy	Assets	Liabilities
September 27, 2019
Interest rate swaps	Level 2	$—	$4,266
Foreign currency contracts	Level 2	—	13

December 28, 2018
Interest rate swaps	Level 2	$4,171	$—
Foreign currency contracts	Level 2	—	732

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following tables present the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three and nine months ended September 27, 2019 and September 28, 2018 (in thousands):

	Three Months Ended
	September 27, 2019		September 28, 2018
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$303,587	$(500)	$305,088	$(252)
Cost of sales	210,201	309	213,165	393
Interest expense	12,337	444	54,526	482

	Nine Months Ended
	September 27, 2019		September 28, 2018
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$932,457	$(1,294)	$911,978	$(254)
Cost of sales	653,477	1,137	637,758	988
Interest expense	39,779	1,847	85,355	1,114
The following tables present the amounts affecting the Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2019 and September 28, 2018 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three months ended,		Location of Gain (Loss) Reclassified from AOCI into Earnings	Three months ended,
	September 27, 2019	September 28, 2018		September 27, 2019	September 28, 2018
Interest rate swap	$(991)	$415	Interest expense	$444	$482
Foreign exchange forwards	(400)	384	Sales	(500)	(252)
Foreign exchange forwards	(68)	625	Cost of sales	309	393

	Nine Months Ended		Location of Gain (Loss) Reclassified from AOCI into Earnings	Nine Months Ended
	September 27, 2019	September 28, 2018		September 27, 2019	September 28, 2018
Interest rate swap	$(6,590)	$2,524	Interest expense	$1,847	$1,114
Foreign exchange forwards	(1,099)	(92)	Sales	(1,294)	(254)
Foreign exchange forwards	1,661	1,893	Cost of sales	1,137	988

The Company expects to reclassify net losses totaling $0.5 million related to its cash flow hedges from AOCI into earnings during the next twelve months.

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
Equity investments are comprised of the following (in thousands):

	September 27, 2019	December 28, 2018
Equity method investment	$15,977	$15,148
Non-marketable equity securities	6,092	7,667
Total equity investments	$22,069	$22,815
The components of (Gain) Loss on Equity Investments, Net for each period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Equity method investment income	$(986)	$(291)	$(909)	$(5,545)
Impairment charges	—	—	1,575	—
Observable price adjustments on non-marketable equity securities	—	—	—	—
Total (gain) loss on equity investments, net	$(986)	$(291)	$666	$(5,545)

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
The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. As of September 27, 2019, the Company owned 6.7% of this fund.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)     SEGMENT INFORMATION
The Company organizes its business into two reportable segments: (1) Medical and (2) Non-Medical. This segment structure reflects the financial information and reports used by the Company’s management, specifically its Chief Operating Decision Maker, to make decisions regarding the Company’s business, including resource allocations and performance assessments. This segment structure reflects the Company’s current operating focus in compliance with ASC 280, Segment Reporting. For purposes of segment reporting, intercompany sales between segments are not material.
The following table presents sales from continuing operations by product line (in thousands).

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Segment sales from continuing operations by product line:
Medical
Cardio & Vascular	$148,581	$150,230	$451,552	$435,859
Cardiac & Neuromodulation	106,533	109,620	337,932	334,471
Advanced Surgical, Orthopedics & Portable Medical	34,310	32,789	98,544	101,481
Total Medical	289,424	292,639	888,028	871,811
Non-Medical	14,163	12,449	44,429	40,167
Total sales from continuing operations	$303,587	$305,088	$932,457	$911,978

The following table presents income from continuing operations for the Company’s reportable segments (in thousands).

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Segment income from continuing operations:
Medical	$62,648	$58,929	$182,734	$167,623
Non-Medical	3,318	3,521	12,927	11,112
Total segment income	65,966	62,450	195,661	178,735
Unallocated operating expenses	(19,485)	(20,991)	(60,674)	(62,875)
Operating income	46,481	41,459	134,987	115,860
Unallocated expenses, net	(10,982)	(55,919)	(39,524)	(80,067)
Income (loss) from continuing operations before taxes	$35,499	$(14,460)	$95,463	$35,793

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16.)	REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Revenue recognized from products and services transferred to customers over time represented 10% and 11%, respectively, of total revenue for the three and nine months ended September 27, 2019, substantially all of which was within the Medical segment. The Company did not have any significant revenue related to contracts recognized over time for the nine months ended September 28, 2018.
The following table presents revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended		Nine Months Ended
	September 27, 2019		September 27, 2019
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	20%	*	22%	*
Customer B	18%	*	18%	*
Customer C	13%	*	12%	*
Customer D	*	22%	*	24%
Customer E	*	12%	*	*
All other customers	49%	66%	48%	76%

(16.)     REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

	Three Months Ended		Nine Months Ended
	September 28, 2018		September 28, 2018
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	23%	*	22%	*
Customer B	20%	*	19%	*
Customer C	12%	*	12%	*
Customer D	*	30%	*	28%
All other customers	45%	70%	47%	72%
__________
* Less than 10% of segment’s total revenues for the period.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped.

	Three Months Ended		Nine Months Ended
	September 27, 2019		September 27, 2019
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	55%	61%	56%	58%
Puerto Rico	11%	*	13%	*
Canada	*	12%	*	13%
All other countries	34%	27%	31%	29%

	Three Months Ended		Nine Months Ended
	September 28, 2018		September 28, 2018
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	58%	65%	56%	68%
Puerto Rico	13%	*	13%	*
Canada	*	10%	*	10%
All other countries	29%	25%	31%	22%

__________
* Less than 10% of segment’s total revenues for the period.
Contract Balances
The opening and closing balances of the Company's contract assets and contract liabilities are as follows (in thousands):

	September 27, 2019	December 28, 2018
Contract assets included in prepaid expenses and other current assets	$10,561	$—
Contract liabilities included in accrued expenses and other current liabilities	2,079	2,264

During the three and nine months ended September 27, 2019, the Company recognized $0.4 million and $0.8 million, respectively, of revenue that was included in the contract liability balance as of December 28, 2018. During the three and nine months ended September 28, 2018, the Company recognized $0.2 million and $0.6 million, respectively, of revenue that was included in the contract liability balance as of December 29, 2017.

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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: our indebtedness, our inability to pay principal and interest on this outstanding indebtedness or to remain in compliance with financial and other covenants under our Senior Secured Credit Facilities, and the risk that this indebtedness limits our ability to invest in our business and overall financial flexibility; our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost savings and consolidation initiatives; our reliance on third-party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high-quality standards for our products; challenges to our intellectual property rights; product liability claims; product field actions or recalls; our inability to successfully consummate and integrate acquisitions and to realize synergies and to operate these acquired businesses in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products; the timing, progress and ultimate success of pending regulatory actions and approvals; our inability to obtain licenses to key technology; regulatory changes, including health care reform, or consolidation in the healthcare industry; global economic factors, including currency exchange rates and interest rates; the resolution of various legal actions brought against the Company; ongoing impacts resulting from the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”), including the Global Intangible Low-Taxed Income (“GILTI”) tax; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in other periodic filings with the Securities and Exchange Commission. Except as required by applicable law, the Company assumes no obligation to update forward-looking statements in this report whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial conditions or prospects, or otherwise.
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
Historically, we have utilized a 52/53-week fiscal year ending on the Friday nearest December 31. On October 9, 2019, Integer’s Board of Directors approved a change in our fiscal year from a year ending on the Friday nearest December 31 to a year ending on December 31 each year. Upon receipt of the customary approval of the lenders under our Senior Secured Credit Facilities, our current fiscal year will end on December 31, 2019, instead of January 3, 2020, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. The change in fiscal year was implemented so that, on a going forward basis, each of our fiscal years (except for leap years) has 365 days, which will allow for consistent comparison between fiscal years. Our first three fiscal quarters in each fiscal year will continue to end on the Friday nearest March 31, June 30 and September 30, respectively. Fiscal year 2018 ended on December 28, 2018 and was a fifty-two week period.
The third quarter of 2019 and 2018 each contained 13 weeks and ended on September 27 and September 28, respectively, and were not impacted by the change in fiscal year.
Discontinued Operations and Divestiture
On July 2, 2018, we completed the sale of the Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”) for net cash proceeds of approximately $581 million, resulting in the recognition of a pre-tax gain of approximately $195 million during the year ended December 28, 2018. In connection with the sale, the parties executed a transition services agreement whereby we provided certain corporate services (including accounting, payroll, and information technology services) to Viant to facilitate an orderly transfer of business operations. Viant paid us for these services as specified in the transition services agreement, which were complete as of June 28, 2019. In addition, the parties executed long-term supply agreements under which the parties have agreed to supply the other with certain products at prices specified in the agreements for a term of three years.
On June 14, 2019, Viant paid us $4.8 million for the final net working capital adjustment, which was recognized as gain on sale from discontinued operations, net of taxes, during the quarter ended June 28, 2019.
The results of operations of the AS&O Product Line have been classified as discontinued operations for all periods presented. Prior period amounts have been reclassified to conform to the continuing operations reporting presentation. All results and information presented exclude the AS&O Product Line unless otherwise noted.
Refer to Note 2 “Discontinued Operations, Divestitures and Acquisitions” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about the divestiture of the AS&O Product Line.
Recent Acquisitions
In October 2019, we purchased certain assets of US BioDesign, LLC, a developer and manufacturer of complex braided biomedical structures for disposable and implantable medical devices. The acquisition adds a differentiated capability related to the development and manufacture of complex braided and formed biomedical structures to our broad portfolio, that we believe further positions us as a partner of choice for innovative medical technologies.
Strategic Overview
We continue to take steps to better align our resources in order to invest to grow, protect, preserve and to enhance the profitability of our portfolio of products. In addition to our portfolio strategy, we have launched the execution of six key operational strategic imperatives designed to drive excellence in everything we do:

•
Sales Force Excellence: We are changing the organization structure to match product line growth strategies and customer needs. This change is about getting more out of the capabilities we already have, and will increase individual accountability and clarity of ownership.

•
Market Focused Innovation: We are ensuring we get the most return on our research and development investments. Integer is currently focusing on getting a clearer picture of how we spend our money and ensuring we are spending it in the right places so we can increase investments to drive future growth.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

•
Manufacturing Excellence: The goal is to deliver world-class operational performance in the areas of safety, quality, delivery and overall efficiency. We want to transition our manufacturing into a competitive advantage through a single, enterprise-wide manufacturing structure known as the Integer Production System. This system will provide standardized systems and processes by leveraging best practices and applying them across all of our global sites.

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
Revised 2019 Outlook(a)
(dollars in millions, except per share amounts)

	GAAP		Non-GAAP(b)
Continuing Operations:	As Reported	Growth	Adjusted	Growth
Sales	$1,265 to $1,280	4% to 5%	$1,265 to $1,280	4% to 6%
Income	$106 to $110	125% to 134%	$150 to $154	21% to 23%
EBITDA	N/A	N/A	$282 to $286	9% to 10%
Earnings per Diluted Share	$3.22 to $3.32	123% to 130%	$4.55 to $4.65	20% to 22%

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

(b)
Adjusted income and diluted EPS, both from continuing operations, for 2019 are expected to consist of GAAP income from continuing operations and diluted EPS from continuing operations, excluding items such as intangible amortization, certain legal expenses, reorganization and realignment costs, asset dispositions, severance, gains and losses on equity investments and loss and loss on extinguishment of debt totaling approximately $56 million, pre-tax. The after-tax impact of these items is estimated to be approximately $44 million, or approximately $1.33 per diluted share.

Adjusted EBITDA from continuing operations is expected to consist of Adjusted income from continuing operations, excluding items such as depreciation, interest, stock-based compensation and taxes, which are expected to be approximately $132 million.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Overview of Continuing Operations
Income from continuing operations for the third quarter of 2019 was $30.6 million, or $0.92 per diluted share, compared to a loss from continuing operations of $8.3 million, or $0.26 per diluted share, for the third quarter of 2018. Income from continuing operations for the first nine months of 2019 was $80.2 million, or $2.43 per diluted share per diluted share, compared to income from continuing operations of $27.8 million, or $0.86 per diluted share, for the first nine months of 2018. These year over year variances are primarily the result of the following:

•
Sales from continuing operations for the third quarter of 2019 decreased $1.5 million and increased $20.5 million for the first nine months of 2019 when compared to the same periods in 2018. The increase for the first nine months of 2019 was due to growth in Cardio & Vascular, Cardiac & Neuromodulation and Electrochem sales, partially offset by lower Advanced Surgical, Orthopedic & Portable Medical sales in comparison to the first nine months of 2018. During the third quarter and first nine months of 2019, price reductions given to our larger OEM customers in return for long-term volume commitments lowered sales by $3.2 million and $9.6 million, respectively, in comparison to the same periods in 2018. In comparison to the prior year periods, foreign currency exchange rates decreased sales from continuing operations by approximately $0.6 million and $2.2 million for the third quarter and first nine months of 2019, respectively.

•
Gross profit from continuing operations for the third quarter of 2019 increased $1.5 million, compared to the same period in 2018, primarily due to a $3.0 million decrease in cost of sales, partially offset by a decrease in sales and price reductions given to our customers. Gross profit from continuing operations for the first nine months of 2019 increased $4.8 million, compared to the same period in 2018, primarily due to the increase in sales from continuing operations and benefits of production efficiencies achieved, partially offset by price reductions given to our customers and inflation.

•
Operating expenses for the third quarter and first nine months of 2019 were lower by $3.6 million and $14.4 million, respectively, compared to the same periods in 2018, due to decreases in all categories of operating expenses.

•
Interest expense for the third quarter and first nine months of 2019 decreased by $42.2 million and $45.6 million, respectively, compared to the same periods in 2018, primarily due to lower outstanding debt balances due to the repayment of debt over the last year and extinguishment of debt charges included in the 2018 periods related to the repayment of indebtedness in connection with the divestiture of the AS&O Product Line. Debt extinguishment expenses included in interest expense for the third quarter and first nine months of 2019 were lower by $40.4 million and $40.9 million, respectively, compared to the same periods in 2018.

•
During the third quarter and first nine months of 2019, we recognized a net gain on equity investments of $1.0 million and a net loss of $0.7 million, respectively, and net gains for the third quarter and first nine months of 2018 of $0.3 million and $5.5 million, respectively. Gains and losses on equity investments are generally unpredictable in nature.

•
Other income, net for the third quarter and first nine months of 2019 was $0.4 million and $0.9 million, respectively, compared to other loss of $1.7 million and $0.3 million during the same periods in 2018, primarily due to foreign currency gains in the 2019 periods compared to foreign currency losses for the same periods in 2018.

•
We recorded an income tax provision of $4.9 million for the third quarter of 2019, compared to a benefit of $6.2 million for the third quarter of 2018. The income tax provision for the first nine months of 2019 and 2018 was $15.3 million and $8.0 million, respectively. Refer to Note 9 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report and the “Provision for Income Taxes” section of this Item for additional information.

Our CEO’s View
We delivered strong income growth in the third quarter, on flat sales. We continue to execute on our operational strategy and have increased our full year profit outlook.  In the fourth quarter of 2019, we executed a bolt-on acquisition to add complex braiding for high-growth C&V markets.  Strong cash flow generation enabled continued reductions to our debt leverage ratio.

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

	Three Months Ended
	September 27,	September 28,	Change
	2019	2018	$	%
Medical Sales:
Cardio & Vascular	$148,581	$150,230	$(1,649)	(1.1)%
Cardiac & Neuromodulation	106,533	109,620	(3,087)	(2.8)%
Advanced Surgical, Orthopedics & Portable Medical	34,310	32,789	1,521	4.6%
Total Medical Sales	289,424	292,639	(3,215)	(1.1)%
Non-Medical	14,163	12,449	1,714	13.8%
Total Sales	303,587	305,088	(1,501)	(0.5)%
Cost of sales	210,201	213,165	(2,964)	(1.4)%
Gross profit	93,386	91,923	1,463	1.6%
Gross profit as a % of sales	30.8%	30.1%
Selling, general and administrative expenses (“SG&A”)	32,935	34,091	(1,156)	(3.4)%
SG&A as a % of sales	10.8%	11.2%
Research, development and engineering costs (“RD&E”)	11,729	12,234	(505)	(4.1)%
RD&E as a % of sales	3.9%	4.0%
Other operating expenses	2,241	4,139	(1,898)	(45.9)%
Operating income	46,481	41,459	5,022	12.1%
Operating margin	15.3%	13.6%
Interest expense	12,337	54,526	(42,189)	(77.4)%
Gain on equity investments, net	(986)	(291)	(695)	NM
Other (income) loss, net	(369)	1,684	(2,053)	NM
Income (loss) from continuing operations before taxes	35,499	(14,460)	49,959	NM
Provision for (benefit from) income taxes	4,913	(6,157)	11,070	NM
Effective tax rate	13.8%	42.6%
Income (loss) from continuing operations	$30,586	$(8,303)	$38,889	NM
Income (loss) from continuing operations as a % of sales	10.1%	(2.7)%
Diluted earnings (loss) per share from continuing operations	$0.92	$(0.26)	$1.18	NM

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine Months Ended
	September 27,	September 28,	Change
	2019	2018	$	%
Medical Sales:
Cardio & Vascular	$451,552	$435,859	$15,693	3.6%
Cardiac & Neuromodulation	337,932	334,471	3,461	1.0%
Advanced Surgical, Orthopedics & Portable Medical	98,544	101,481	(2,937)	(2.9)%
Total Medical Sales	888,028	871,811	16,217	1.9%
Non-Medical	44,429	40,167	4,262	10.6%
Total Sales	932,457	911,978	20,479	2.2%
Cost of sales	653,477	637,758	15,719	2.5%
Gross profit	278,980	274,220	4,760	1.7%
Gross profit as a % of sales	29.9%	30.1%
SG&A	101,034	107,300	(6,266)	(5.8)%
SG&A as a % of sales	10.8%	11.8%
RD&E	34,720	38,445	(3,725)	(9.7)%
RD&E, Net as a % of sales	3.7%	4.2%
Other operating expenses	8,239	12,615	(4,376)	(34.7)%
Operating income	134,987	115,860	19,127	16.5%
Operating margin	14.5%	12.7%
Interest expense	39,779	85,355	(45,576)	(53.4)%
(Gain) loss on equity investments, net	666	(5,545)	6,211	NM
Other (income) loss, net	(921)	257	(1,178)	NM
Income from continuing operations before taxes	95,463	35,793	59,670	NM
Provision for income taxes	15,289	7,956	7,333	92.2%
Effective tax rate	16.0%	22.2%
Income from continuing operations	$80,174	$27,837	$52,337	NM
Income from continuing operations as a % of sales	8.6%	3.1%
Diluted earnings per share from continuing operations	$2.43	$0.86	$1.57	NM
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Line Sales from Continuing Operations
For the third quarter and first nine months of 2019, Cardio & Vascular sales decreased $1.6 million, or 1%, and increased $15.7 million or 4%, respectively, versus the comparable 2018 periods. The decrease in the third quarter of 2019 compared to the same quarter in 2018 was primarily due to an end of life electrophysiology program, which experienced the largest quarterly decline to date, partially offset by peripheral vascular and structural heart growth. The increase in the first nine months of 2019 was driven by customer share gains, new product launches, and the impact of a long-term agreement with a current customer related to their existing products. During the third quarter and first nine months of 2019, price reductions lowered Cardio & Vascular sales by $1.4 million and $4.9 million, respectively, in comparison to the 2018 periods. Foreign currency exchange rate fluctuations decreased Cardio & Vascular sales for the third quarter and first nine months of 2019 by $0.7 million and $1.6 million, respectively, in comparison to the 2018 periods primarily due to U.S. dollar fluctuations relative to the Euro.
For the third quarter and first nine months of 2019, Cardiac & Neuromodulation sales decreased $3.1 million, or 3%, and increased $3.5 million or 1%, respectively, versus the comparable 2018 periods. The decrease in the third quarter of 2019 compared to the same quarter in 2018 was primarily due to neuromodulation customer demand shift to the fourth quarter and flat cardiac rhythm management sales. The increase in the first nine months of 2019 in Cardiac & Neuromodulation sales was mainly due to the impact of the aforementioned long-term customer agreement. During the third quarter and first nine months of 2019, price reductions lowered Cardiac & Neuromodulation sales by $1.7 million and $5.0 million, respectively, in comparison to the 2018 periods. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during the third quarter and first nine months of 2019 in comparison to the same periods of 2018.
In addition to Portable Medical sales, Advanced Surgical, Orthopedic & Portable Medical includes sales to the acquirer of our AS&O Product Line, Viant, under the long-term supply agreements (“LSAs”) entered into as of the closing of the divestiture for the sale of products by the Company to Viant. For the third quarter and first nine months of 2019, Advanced Surgical, Orthopedic & Portable Medical sales increased $1.5 million, or 5%, and decreased $2.9 million or 3%, respectively, versus the comparable 2018 periods. The quarterly sales increase was driven by an increase in the advanced surgical base products and new product launches in Portable Medical, which was more than offset on a year-to-date basis by a decline in advanced surgical and orthopedic products. Price reductions lowered Advanced Surgical, Orthopedic & Portable Medical sales for the third quarter and first nine months of 2019 by $0.2 million, in comparison to the 2018 periods. Foreign currency exchange rate fluctuations did not have a material impact on Advanced Surgical, Orthopedic & Portable Medical sales during the third quarter and first nine months of 2019 in comparison to the same periods of 2018.
For the third quarter and first nine months of 2019, Non-Medical sales increased $1.7 million, or 14%, and $4.3 million or 11%, respectively, versus the comparable 2018 periods. The increases in Non-Medical sales were primarily due to energy market demand and favorable military order timing. Price and foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the third quarter and first nine months of 2019 in comparison to the same periods of 2018.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

	Change From Prior Year
	Three Months	Nine Months
Price(a)	(1.1)%	(1.0)%
Mix(b)	(0.1)	0.1
Incentive compensation(c)	0.1	(0.1)
Production efficiencies and volume leverage(d)	1.8	0.8
Total percentage point change to gross profit as a percentage of sales	0.7%	(0.2)%

__________

(a)	Our Gross Margin for the third quarter and first nine months of 2019 has been negatively impacted by price reductions given to our larger OEM customers in return for long-term volume commitments.

(b)	Amounts represent the impact to our Gross Margin attributable to favorable (unfavorable) changes in the mix of product sales during the period.

(c)
Amounts represent the impact to our Gross Margin attributable to our cash and stock incentive compensation programs, including performance-based compensation, which is accrued based upon actual results achieved.

(d)
Represents various increases and decreases to our Gross Margin. Overall, our Gross Margin for the third quarter and first nine months of 2019 was positively impacted by production efficiencies, mainly due to our Manufacturing Excellence initiative, as well as lower amortization expense and, on a year-to-date basis, higher sales volume.

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Nine Months
Transition services agreement(a)	$1,834	$(924)
Professional fees(b)	(1,267)	(1,094)
Compensation and benefit costs	(748)	(1,472)
Depreciation and amortization	(86)	(740)
Other general and administrative expenses	(889)	(2,036)
Net decrease in SG&A Expenses	$(1,156)	$(6,266)

__________

(a)
Represents the amount included in SG&A Expenses, which was charged to Viant for transition services provided beginning in the third quarter of 2018 through the second quarter of 2019. We executed a transition services agreement in conjunction with the sale of the AS&O Product Line, whereby we agreed to provide certain corporate services (including accounting, payroll, and information technology services) to Viant to facilitate an orderly transfer of business operations. This provision of services under the agreement was completed during the second quarter of 2019.

(b)
Professional fees decreased during the third quarter and first nine months of 2019 compared to the prior year period, primarily due to lower legal costs, including legal expenses incurred related to our on-going patent infringement case. Refer to Note 10 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for information related to this patent infringement litigation.

RD&E
RD&E costs for the three and nine months ended September 27, 2019 was $11.7 million and $34.7 million, respectively, compared to $12.2 million and $38.4 million for the three and nine months ended September 28, 2018. RD&E costs are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Operating Expenses
Refer to Note 8 “Other Operating Expenses” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information related to these initiatives. Other Operating Expenses (“OOE”) is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Strategic reorganization and alignment(a)	$962	$2,643	$4,352	$8,424
Manufacturing alignment to support growth(b)	515	877	1,661	2,493
Consolidation and optimization expenses(c)	—	137	—	698
Asset dispositions, severance and other(d)	764	482	2,226	1,000
Total other operating expenses	$2,241	$4,139	$8,239	$12,615

__________

(a)
As a result of the strategic review of our customers, competitors and markets, we began taking steps in the fourth quarter of 2017 to better align our resources in order to enhance the profitability of our portfolio of products. These initiatives include improving our business processes and redirecting investments away from projects where the market does not justify the investment, as well as aligning resources with market conditions and our future strategic direction. Expenses for the third quarter and first nine months of 2019 and 2018 primarily consist of severance costs and fees for professional services.

(b)
In 2017, we initiated several initiatives designed to reduce costs, improve operating efficiencies and increase manufacturing capacity to accommodate growth.  The plan involves the relocation of certain manufacturing operations and expansion of certain of our facilities.

(c)	During 2018, we incurred costs primarily related to the closure of our Clarence, NY facility.

(d)
Amounts include expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce costs and improve operational efficiencies. Expenses for the third quarter and first nine months of 2019 and 2018 primarily include severance costs and fees for professional services.

We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. For 2019, Other Operating Expenses is expected to be approximately $10 million to $13 million.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Interest Expense
Interest Expense for the three and nine months ended September 27, 2019 was $12.3 million and $39.8 million, respectively, compared to $54.5 million and $85.4 million for the three and nine months ended September 28, 2018. We paid down $36.3 million of debt during the third quarter of 2019 and $102.1 million during the first nine months of 2019 on our Term Loan Facilities. The weighted average interest rates paid on outstanding borrowings for the three and nine months ended September 27, 2019 was 4.96% and 5.08%, respectively, compared to 4.95% and 4.97%, for the comparable periods in 2018. The weighted average interest rates paid in 2019 reflect increases in LIBOR during 2018, partially offset by reductions to the applicable interest rate margin of our Term Loan A. Cash interest expense decreased $1.7 million and $4.3 million for the three and nine months ended September 27, 2019, when compared to the same periods in 2018, primarily due to the decrease in outstanding borrowings.
Debt related charges included in interest expense (i.e. debt issuance costs and discount amortization) for the three and nine months ended September 27, 2019 were $1.6 million and $5.3 million, respectively, compared to $42.1 million and $46.5 million for the three and nine months ended September 28, 2018. The decrease in debt related charges during the three and nine months periods of 2019 compared to the same periods in 2018 is primarily attributable to lower accelerated write-offs (losses from extinguishment of debt) of deferred fees and original issue discount related to prepayments of portions of our Term Loan B facility and Senior Notes during the respective periods and a “make-whole” premium of $31.3 million paid as a result of redeeming our Senior Notes in July 2018. We recognized losses from extinguishment of debt during the three and nine months ended September 27, 2019 of $0.3 million and $1.3 million, respectively, compared to $40.7 million and $42.1 million for the three and nine months ended September 28, 2018. See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
As of September 27, 2019, approximately 20% of our principal amount of debt outstanding was subject to variable rates, in comparison to approximately 79% as of December 28, 2018.  During the second and third quarters of 2019, we entered into interest rate swap agreements that we expect will further reduce our exposure to fluctuations in the LIBOR rate.  These swap agreements convert $475 million of our outstanding debt to fixed rate indebtedness for the next six to nine months, as well as extended our $200 million interest rate swap for an additional three years.
(Gain) Loss on Equity Investments, Net
During the three and nine months ended September 27, 2019, we recognized net gains of $1.0 million and net losses of $0.7 million, respectively, compared to net gains of $0.3 million and $5.5 million during the three and nine months ended September 28, 2018, respectively, on our equity investments. Gains and losses on equity investments are generally unpredictable in nature. During the second quarter of 2019, we recognized an impairment charge of $1.6 million related to an investment in one of our non-marketable equity securities. The residual amounts for 2019 and 2018 relate to our share of equity method investee gains/losses, including unrealized appreciation of the underlying interests of the investee. As of September 27, 2019 and December 28, 2018, we held $22.1 million and $22.8 million, respectively, of equity investments. See Note 14 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other (Income) Loss, Net
Other (Income) Loss, Net for the three and nine months ended September 27, 2019 was income of $0.4 million and $0.9 million, respectively, compared to losses of $1.7 million and $0.3 million for the three and nine months ended September 28, 2018, respectively. Other (Income) Loss, Net is primarily comprised of income (loss) from the impact of foreign currency exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan pesos or Malaysian ringgits.
The impact of foreign currency exchange rates on transactions denominated in foreign currencies included in Other (Income) Loss, Net for the three and nine months ended September 27, 2019 were gains of $0.3 million and $0.4 million, respectively, compared to losses of $1.7 million and $0.8 million for the three and nine months ended September 28, 2018, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in foreign currency exchange rates could have a significant impact, positive or negative, on our financial results in the future.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Provision for Income Taxes
We recognized income tax expense of $4.9 million (effective tax rate of 13.8%) for the third quarter of 2019 on $35.5 million of pre-tax income from continuing operations compared to income tax benefit of $6.2 million (effective tax rate of 42.6%) on $14.5 million of pre-tax loss from continuing operations for the same period of 2018. The income tax expense for the first nine months of 2019 was $15.3 million (effective tax rate of 16.0%) on income from continuing operations before taxes of $95.5 million compared to $8.0 million (effective tax rate of 22.2%) on $35.8 million of income from continuing operations before taxes for the same period of 2018.
Our effective tax rate for the third quarter and first nine months of 2019 differs from the third quarter and first nine months of 2018 due principally to the impact of the Global Intangible Low-Taxed Income (GILTI) tax, as well as the impact of our earnings realized in foreign jurisdictions with statutory rates that are different than the federal statutory rate. The GILTI provisions require the inclusion of our foreign subsidiary earnings in excess of a deemed return on the foreign subsidiary’s tangible assets in our U.S. income tax return. There is a statutory deduction of 50% of the GILTI inclusion, however the deduction is subject to limitations based on U.S. taxable income. As of the third quarter of 2018, we had net operating losses to offset substantially all of our forecasted U.S. taxable income and as such, were temporarily subject to the deduction limitation, which correspondingly imposes an incremental impact on U.S. income tax. We are not forecasting a limitation of the GILTI deduction in 2019.
We expect continued volatility in our effective tax rate due to several factors including: changes in the mix of pre-tax income from continuing operations and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. We currently have various tax planning initiatives in place and continuously evaluate planning strategies aimed at reducing our effective tax rate over the long term. This includes strategies to realize deferred tax assets that would otherwise expire unutilized.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

(dollars in thousands)	September 27, 2019	December 28, 2018
Cash and cash equivalents	$14,719	$25,569
Working capital	264,133	251,680
Current ratio	2.40	2.53
Cash and cash equivalents at September 27, 2019 decreased by $10.9 million from December 28, 2018 as excess cash on hand was used to pay down our debt. Working capital increased by $12.5 million from December 28, 2018, primarily due to an increase in accounts receivable, inventories and prepaid and other current assets, partially offset by the reduced cash balance and increase in accounts payable.
At September 27, 2019, $5.4 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
Summary of Cash Flow

	Nine Months Ended
(in thousands)	September 27, 2019	September 28, 2018
Cash provided by (used in):
Operating activities	$111,977	$120,736
Investing activities	(20,382)	549,155
Financing activities	(102,432)	(692,896)
Effect of foreign currency exchange rates on cash and cash equivalents	(13)	1,790
Net change in cash and cash equivalents	$(10,850)	$(21,215)
The cash flow information presented includes cash flows related to the discontinued operations.
Operating Activities – During the nine months ended September 27, 2019, we generated cash from operations of $112.0 million compared to $120.7 million for the nine months ended September 28, 2018. This decrease was primarily due to a $21.2 million decrease in cash flow provided by working capital, partially offset by a $12.5 million increase in cash net income (i.e. net income plus adjustments to reconcile net income to net cash provided by operating activities). The cash flow from working capital change during the period was primarily due to higher accounts receivable due to timing as well as the payment of customer rebates.
Investing Activities – The $569.5 million decrease in net cash used in investing activities was primarily attributable to the lower net cash proceeds from the sale of the AS&O Product Line, partially offset by lower purchases of property, plant, and equipment, due to the sale of the AS&O Product Line. Investing activities for the nine months ended September 27, 2019 included $4.8 million of cash proceeds from Viant (received during the second quarter of 2019) resulting from the net working capital adjustment for the sale of the AS&O Product Line, compared to net cash proceeds from the sale of approximately $582 million (received during the third quarter of 2018).
Our current expectation is that capital purchases for 2019 will be in the range of $50 million to $55 million. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund these capital expenditures.
Financing Activities – Net cash used in financing activities for the nine months ended September 27, 2019, was $102.4 million compared to $692.9 million in the comparable 2018 period. Financing activities during the first nine months of 2019 included net payments of $102.1 million related to paying down our debt obligations compared to $670.1 million for the comparable 2018 period.
In connection with the completion of the sale of our AS&O Product Line, during the third quarter of 2018 we repaid $548 million of our debt, which included $360 million of our 9.125% Senior Notes, $114 million of our Term Loan B Facility and $74 million outstanding on our Revolving Credit Facility.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Capital Structure – As of September 27, 2019, our capital structure consists of $828 million of debt, net of deferred fees and discounts, outstanding under our Senior Secured Credit Facilities and 33 million shares of common stock outstanding. We have access to $193 million of borrowing capacity under our Revolving Credit Facility. We are also authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. Our debt service obligations, comprised of principal and interest payments for the remainder of 2019, are estimated to be approximately $20 million.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents and potential borrowings under our Revolving Credit Facility are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. If our future financing needs increase, we may need to arrange additional debt or equity financing. We continually evaluate and consider various financing alternatives to enhance or supplement our existing financial resources, including our Senior Secured Credit Facilities. However, we cannot be assured that we will be able to enter into any such arrangements on acceptable terms or at all.
Credit Facilities - As of September 27, 2019, we had senior secured credit facilities (the “Senior Secured Credit Facilities”) that consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), which had available borrowing capacity of $193.2 million as of September 27, 2019, (ii) a $277 million term loan A facility (the “TLA Facility”), and (iii) an $563 million term loan B facility (the “TLB Facility”). The Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021 and the TLB Facility will mature on October 27, 2022.
The Revolving Credit Facility and TLA Facility contain financial covenants requiring (A) a maximum total net leverage ratio of 4.75:1.0, subject to quarterly step downs of 25 basis points beginning in the fourth quarter of 2019 and ending in the second quarter of 2020, and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of 3.0:1.0. The TLB Facility does not contain any financial maintenance covenants. As of September 27, 2019, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.7 to 1.0. For the twelve month period ended September 27, 2019, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 6.5 to 1.0.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of September 27, 2019, we were in full compliance with the financial covenants described above. As of September 27, 2019, our adjusted EBITDA would have to decline by approximately $129 million, or approximately 42%, in order for us to not be in compliance with our financial covenants. The Revolving Credit Facility is supported by a consortium of fourteen lenders with no lender controlling more than 27% of the facility.
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
Contractual Obligations
There have been no significant changes to our contractual obligations during the quarter ended September 27, 2019 as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 28, 2018.

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
Use of Non-GAAP Financial Information
We prepare our condensed consolidated financial statements in accordance with GAAP. Additionally, we report and discuss in this management's discussion and analysis, our earnings releases and investor presentations adjusted pre-tax income, adjusted income, adjusted diluted EPS, EBITDA and adjusted EBITDA, all from continuing operations.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Income from Continuing Operations and Diluted EPS Reconciliations
A reconciliation of GAAP income (loss) from continuing operations and diluted EPS from continuing operations to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended
	September 27, 2019			September 28, 2018
	Pre-Tax	Net of Tax	Per Diluted Share	Pre-Tax	Net of Tax	Per Diluted Share
Income (loss) from continuing operations (GAAP)	$35,499	$30,586	$0.92	$(14,460)	$(8,303)	$(0.26)
Adjustments:
Amortization of intangibles(a)	9,782	7,750	0.23	9,896	7,830	0.24
Certain legal expenses (SG&A)(a)(b)	99	78	—	749	591	0.02
Strategic reorganization and alignment (OOE)(a)(c)	962	740	0.02	2,643	2,085	0.06
Manufacturing alignment to support growth (OOE)(a)(d)	515	366	0.01	877	657	0.02
Consolidation and optimization expenses (OOE)(a)(e)	—	—	—	137	108	—
Asset dispositions, severance and other (OOE)(a)(f)	764	604	0.02	482	412	0.01
Gain on equity investments, net(a)	(986)	(779)	(0.02)	(291)	(230)	(0.01)
Loss on extinguishment of debt(a)(g)	291	230	0.01	40,654	32,117	0.98
Tax adjustments(h)	—	—	—	—	(417)	(0.01)
Adjusted income from continuing operations (Non-GAAP)	$46,926	$39,575	$1.20	$40,687	$34,850	$1.06

Diluted weighted average shares for adjusted EPS(j)		33,068			32,899

	Nine Months Ended
	September 27, 2019			September 28, 2018
	Pre-Tax	Net of Tax	Per Diluted Share	Pre-Tax	Net of Tax	Per Diluted Share
Income from continuing operations (GAAP)	$95,463	$80,174	$2.43	$35,793	$27,837	$0.86
Adjustments:
Amortization of intangibles(a)	29,467	23,324	0.71	31,068	24,523	0.75
Certain legal expenses (SG&A)(a)(b)	2,175	1,718	0.05	1,546	1,221	0.04
Strategic reorganization and alignment (OOE)(a)(c)	4,352	3,377	0.10	8,424	6,662	0.20
Manufacturing alignment to support growth (OOE)(a)(d)	1,661	1,173	0.04	2,493	1,841	0.06
Consolidation and optimization expenses (OOE)(a)(e)	—	—	—	698	553	0.02
Asset dispositions, severance and other (OOE)(a)(f)	2,226	1,756	0.05	1,000	776	0.02
(Gain) loss equity investments, net(a)	666	526	0.02	(5,545)	(4,381)	(0.13)
Loss on extinguishment of debt(a)(g)	1,265	999	0.03	42,128	33,281	1.02
LSA adjustments(a)(i)	—	—	—	(6,119)	(4,834)	(0.15)
Tax adjustments(h)	—	—	—	—	2,534	0.08
Adjusted income from continuing operations (Non-GAAP)	$137,275	$113,047	$3.42	$111,486	$90,013	$2.75

Diluted weighted average shares for adjusted EPS(j)		33,019			32,681
__________

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

(a)
The difference between pre-tax and net of tax amounts is the estimated tax impact related to the respective adjustment. Net of tax amounts are computed using a 21% U.S. tax rate, and the statutory tax rates in Mexico, Netherlands, Uruguay, Ireland and Switzerland, as adjusted for the existence of net operating losses (“NOLs”). Amortization of intangibles and other operating expense for 2018 were adjusted to reflect the estimated impact relating to our disallowed deduction of the GILTI tax, as described in footnote (h) below. Expenses that are not deductible for tax purposes (i.e. permanent tax differences) are added back at 100%.

(b)
In 2013, we filed suit against AVX Corporation alleging it was infringing our intellectual property. Given the complexity and significant costs incurred pursuing this litigation, we are excluding these litigation expenses from adjusted amounts. This matter proceeded to trial during the first quarter of 2016 and again in the third quarter of 2017 that resulted in a jury awarding damages in the amount of $37.5 million.  In March 2018, the court vacated that damage award and ordered a new trial on damages. In the January 2019 retrial on damages, the jury awarded damages in the amount of $22.2 million. To date, no gains have been recognized in connection with this litigation. The third quarter and nine months ended September 27, 2019 also includes costs associated with a legal matter to which we are a non-party witness.

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

(j)
The diluted weighted average shares for adjusted EPS for the three and nine months ended September 28, 2018 includes potentially dilutive shares not included in the computation of diluted weighted average common shares for GAAP diluted EPS purposes because their effect would have been anti-dilutive.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

EBITDA and Adjusted EBITDA Reconciliation
A reconciliation of GAAP income (loss) from continuing operations to EBITDA from continuing operations and adjusted EBITDA from continuing operations is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Income (loss) from continuing operations (GAAP)	$30,586	$(8,303)	$80,174	$27,837

Interest expense	12,337	54,526	39,779	85,355
Provision for (benefit from) income taxes	4,913	(6,157)	15,289	7,956
Depreciation	9,080	9,960	27,930	29,929
Amortization	9,782	9,896	29,467	31,068
EBITDA from continuing operations (Non-GAAP)	66,698	59,922	192,639	182,145
Certain legal expenses	99	749	2,175	1,546
Stock-based compensation (excluding OOE)	1,392	2,087	6,778	7,265
Strategic reorganization and alignment	962	2,643	4,352	8,424
Manufacturing alignment to support growth	515	877	1,661	2,493
Consolidation and optimization expenses	—	137	—	698
Asset dispositions, severance and other	764	482	2,226	1,000
(Gain) loss on equity investments, net	(986)	(291)	666	(5,545)
LSA adjustments	—	—	$—	$(6,119)
Adjusted EBITDA from continuing operations (Non-GAAP)	$69,444	$66,606	$210,497	$191,907

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
ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of September 27, 2019. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of September 27, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b.	Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended September 27, 2019, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2018, except that with respect to the AVX litigation, (i) on July 31, 2019, the U.S. District Court for the District of Delaware entered an order denying AVX’s post-trial motion to overturn the jury verdict in favor of the Company, (ii) on August 23, 2019, AVX filed its notice of appeal with the United States Court of Appeals for the Federal Circuit, and (iii) on September 5, 2019, the Company filed its notice of cross-appeal with the United States Court of Appeals for the Federal Circuit.

ITEM 1A.	RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2018.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Extension Presentation Linkbase Document

101.DEF*	XBRL Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	October 31, 2019	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jason K. Garland
Jason K. Garland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)