Form 10-Q
period 2020-04-03
Integer Holdings Corp
filed 2020-05-08
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2020
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of May 1, 2020 was: 32,833,992 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended April 3, 2020

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	April 3, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$37,259	$13,535
Accounts receivable, net of provision for credit losses of $2.2 million and allowance for doubtful accounts of $2.4 million, respectively	199,785	191,985
Inventories	170,298	167,256
Contract assets	38,882	24,767
Prepaid expenses and other current assets	14,598	17,852
Total current assets	460,822	415,395
Property, plant and equipment, net	246,378	246,185
Goodwill	839,395	839,617
Other intangible assets, net	766,535	775,784
Deferred income taxes	5,045	4,438
Operating lease assets	49,039	42,379
Other long-term assets	30,813	29,295
Total assets	$2,398,027	$2,353,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,500	$37,500
Accounts payable	79,138	64,975
Income taxes payable	7,564	3,023
Operating lease liabilities	7,951	7,507
Accrued expenses and other current liabilities	53,976	66,073
Total current liabilities	186,129	179,078
Long-term debt	793,829	777,272
Deferred income taxes	185,814	187,978
Operating lease liabilities	42,482	37,114
Other long-term liabilities	25,572	19,163
Total liabilities	1,233,826	1,200,605
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,847,017 shares issued; 32,826,005 and 32,700,471 shares outstanding, respectively	33	33
Additional paid-in capital	694,746	701,018
Treasury stock, at cost, 21,012 and 146,546 shares, respectively	(1,263)	(8,809)
Retained earnings	471,358	440,258
Accumulated other comprehensive income (loss)	(673)	19,988
Total stockholders’ equity	1,164,201	1,152,488
Total liabilities and stockholders’ equity	$2,398,027	$2,353,093
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(in thousands except per share data)	April 3, 2020	March 29, 2019
Sales	$328,426	$314,676
Cost of sales	231,724	226,066
Gross profit	96,702	88,610
Operating expenses:
Selling, general and administrative expenses	36,457	34,956
Research, development and engineering costs	13,241	11,595
Other operating expenses	2,928	2,890
Total operating expenses	52,626	49,441
Operating income	44,076	39,169
Interest expense	10,361	13,830
(Gain) loss on equity investments, net	(1,925)	41
Other (income) loss, net	(999)	166
Income from continuing operations before taxes	36,639	25,132
Provision for income taxes	5,539	3,766
Income from continuing operations	$31,100	$21,366

Discontinued operations:
Income from discontinued operations before taxes	—	386
Provision for income taxes	—	83
Income from discontinued operations	$—	$303

Net income	$31,100	$21,669

Basic earnings per share:
Income from continuing operations	$0.95	$0.66
Income from discontinued operations	—	0.01
Basic earnings per share	0.95	0.67

Diluted earnings per share:
Income from continuing operations	$0.94	$0.65
Income from discontinued operations	—	0.01
Diluted earnings per share	0.94	0.66

Weighted average shares outstanding:
Basic	32,807	32,536
Diluted	33,117	32,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands)	April 3, 2020	March 29, 2019
Comprehensive Income
Net income	$31,100	$21,669
Other comprehensive loss:
Foreign currency translation loss	(12,032)	(6,838)
Change in fair value of cash flow hedges, net of tax	(8,629)	(702)
Other comprehensive loss, net of tax	(20,661)	(7,540)
Comprehensive income, net of tax	$10,439	$14,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	April 3, 2020	March 29, 2019
Cash flows from operating activities:
Net income	$31,100	$21,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,494	19,658
Debt related charges included in interest expense	1,023	1,774
Stock-based compensation	1,738	2,713
Non-cash charges related to customer bankruptcy	628	—
Non-cash lease expense	1,930	1,864
Non-cash (gain) loss on equity investments	(1,925)	41
Other non-cash gains	(1,085)	(1,075)
Deferred income taxes	61	96
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(8,165)	(30,924)
Inventories	(4,365)	8,612
Prepaid expenses and other assets	(13,350)	(14,266)
Accounts payable	18,458	15,411
Accrued expenses and other liabilities	(18,108)	(15,894)
Income taxes payable	4,963	1,555
Net cash provided by operating activities	32,397	11,234
Cash flows from investing activities:
Acquisition of property, plant and equipment	(14,925)	(7,447)
Purchase of intangible asset	(3,500)	—
Proceeds from sale of property, plant and equipment	52	2
Purchase of equity investments	—	(42)
Acquisitions, net	(5,219)	—
Net cash used in investing activities	(23,592)	(7,487)
Cash flows from financing activities:
Principal payments of long-term debt	(9,375)	(30,375)
Proceeds from senior secured revolving line of credit	25,000	15,000
Proceeds from the exercise of stock options	2,201	1,338
Tax withholdings related to net share settlements of restricted stock unit awards	(2,664)	(2,123)
Net cash provided by (used in) financing activities	15,162	(16,160)
Effect of foreign currency exchange rates on cash and cash equivalents	(243)	382
Net increase (decrease) in cash and cash equivalents	23,724	(12,031)
Cash and cash equivalents, beginning of period	13,535	25,569
Cash and cash equivalents, end of period	$37,259	$13,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
(in thousands)	April 3, 2020	March 29, 2019
Total stockholders’ equity, beginning balance	$1,152,488	$1,060,493

Common stock and additional paid-in capital
Balance, beginning of period	701,051	691,116
Stock awards exercised or vested	(8,010)	1,114
Stock-based compensation	1,738	2,713
Balance, end of period	694,779	694,943
Treasury stock
Balance, beginning of period	(8,809)	(8,125)
Treasury shares purchased	—	(2,123)
Treasury shares reissued	7,546	222
Balance, end of period	(1,263)	(10,026)
Retained earnings
Balance, beginning of period	440,258	344,498
Adoption of ASC 842, Leases	—	(576)
Net income	31,100	21,669
Balance, end of period	471,358	365,591
Accumulated other comprehensive income (loss)
Balance, beginning of period	19,988	33,004
Other comprehensive loss	(20,661)	(7,540)
Balance, end of period	(673)	25,464
Total stockholders’ equity, ending balance	$1,164,201	$1,075,972
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
On July 2, 2018, the Company completed the sale of the Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”). The results of operations of the AS&O Product Line are reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The cash flows related to discontinued operations have not been segregated, and are included in the Condensed Consolidated Statements of Cash Flows. Unless otherwise noted specifically as discontinued operations, discussion within these notes to the Company’s condensed consolidated financial statements relates to continuing operations. See Note 16 “Discontinued Operations” for additional information related to discontinued operations.
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
Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, certain components of equity, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The first quarter of 2020 ended on April 3 and consisted of 94 days, and the first quarter of 2019 ended on March 29 and consisted of 91 days.
Certain prior year amounts have been reclassified to conform to current year’s presentation, which management does not consider to be material.
Supplier Financing Arrangements
In the first quarter of 2020, the Company began utilizing supplier financing arrangements with financial institutions to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale of, and are accounted for as a reduction to, accounts receivable. The agreements transfer control and risk related to the receivables to the financial institutions. The Company has no continuing involvement in the transferred receivables subsequent to the sale. In the first quarter of 2020, the Company sold and de-recognized accounts receivable and collected cash of $15.5 million. The costs associated with the supplier financing arrangements were not material for the three months ended April 3, 2020.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board ("FASB"). ASUs not yet adopted that are not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated results of operations, financial position and cash flows. With the exception of the accounting pronouncements adopted as discussed below, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, that are of significance, or potential significance, to the Company.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1.)    BASIS OF PRESENTATION (Continued)
Recently Adopted Accounting Guidance
Adoption of Accounting Standards Codification Topic 326
The Company adopted ASC 326, Financial Instruments-Credit Losses, effective January 1, 2020. Under the current expected credit losses (“CECL”) model, the Company immediately recognizes an estimate of credit losses expected to occur over the life of the financial asset at the time the financial asset is originated or acquired.  Estimated credit losses are determined by taking into consideration historical loss conditions, current conditions and reasonable and supportable forecasts.  Changes to the expected lifetime credit losses are recognized each period. The adoption of ASC 326 did not have a material impact to the Company’s Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Effective
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to concerns about structural risks of interbank offered rates (“IBORs”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The ASU applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of ASU 2020-04 on its Condensed Consolidated Financial Statements.
(2.)    BUSINESS ACQUISITIONS
On February 19, 2020, the Company acquired certain assets and liabilities of InoMec Ltd. (“InoMec”), a privately-held company based in Israel that specializes in the research, development and manufacturing of medical devices, including minimally invasive tools, delivery systems, tubing and catheters, surgery tools, drug-device combination, laser combined devices, and tooling and production. The acquisition enables the Company to create a research and development center in Israel, closer to the customer base in the region. The fair value of the consideration transferred was $7.0 million, which included an initial cash payment of $5.3 million and $1.7 million in estimated fair value of contingent consideration.
The contingent consideration represents the estimated fair value of the Company’s obligation, under the asset purchase agreement, to make additional payments of up to $3.5 million over the next four years based on specified conditions being met. Based on the preliminary purchase price allocation, the assets acquired principally comprise $2.0 million of intangible assets, $4.8 million of goodwill, $0.3 million of acquired property, plant and equipment, and a net liability for other working capital items of $0.1 million. Intangible assets included developed technology, customer relationships and non-compete provisions, which are being amortized over a weighted average period of 5.9 years.
On October 7, 2019, the Company acquired certain assets and liabilities of US BioDesign, LLC (“USB”), a privately-held developer and manufacturer of complex braided biomedical structures for disposable and implantable medical devices. The acquisition added a differentiated capability related to the complex development and manufacture of braided and formed biomedical structures to the Company’s broad portfolio. The fair value of the consideration transferred was $19.1 million, which included a cash payment of $14.9 million, which reflects a $0.1 million favorable working capital adjustment finalized in the first quarter of 2020, and $4.2 million in estimated fair value of contingent consideration.
The contingent consideration represents the estimated fair value of the Company’s obligation, under the asset purchase agreement, to make additional payments of up to $5.5 million if certain revenue goals are met through 2023. The assets acquired principally consist of $7.4 million of developed technology, $10.4 million of goodwill, $0.7 million of acquired property, plant and equipment, and $0.6 million of other working capital items. The developed technology intangible asset is being amortized over a useful life of 8 years. The $10.4 million of goodwill reflects a $0.1 million decrease resulting from the working capital adjustment.
The amount allocated to goodwill for these acquisitions is deductible for income tax purposes. The fair value of the contingent consideration was estimated using the Monte Carlo valuation approach. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)    BUSINESS ACQUISITIONS (Continued)
For segment reporting purposes, the results of operations and assets from these acquisitions have been included in the Company’s Medical segment since the respective acquisition dates. For the three months ended April 3, 2020, sales related to InoMec and USB were $1.4 million. Earnings related to the operations consisting of the assets and liabilities acquired from InoMec and USB for the three months ended April 3, 2020 were not material. Direct costs of these acquisitions of $0.8 million were expensed as incurred and included in Other Operating Expenses in the Condensed Consolidated Statement of Operations during the three months ended April 3, 2020.
Pro forma financial information has not been presented for these acquisitions as the net effects were neither significant nor material to the Company’s results of operations or financial position.
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$4,481	$2,146
Purchase of intangible asset included in accrued expenses	1,000	—
Supplemental lease disclosures:
Operating lease assets obtained in exchange for new or remeasured operating lease liabilities	7,427	—

Refer to Note 16 “Discontinued Operations” for additional supplemental cash flow information pertaining to discontinued operations.
(4.)    INVENTORIES
Inventories comprise the following (in thousands):

	April 3, 2020	December 31, 2019
Raw materials	$83,078	$79,742
Work-in-process	60,761	60,042
Finished goods	26,459	27,472
Total	$170,298	$167,256

(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the three months ended April 3, 2020 were as follows (in thousands):

	Medical	Non- Medical	Total
December 31, 2019	$822,617	$17,000	$839,617
Foreign currency translation	(4,937)	—	(4,937)
Acquisitions and related adjustments (Note 2)	4,715	—	4,715
April 3, 2020	$822,395	$17,000	$839,395

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)    GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)
Intangible Assets
Intangible assets at April 3, 2020 and December 31, 2019 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
April 3, 2020
Definite-lived:
Purchased technology and patents	$252,216	$(141,279)	$110,937
Customer lists	702,422	(137,627)	564,795
Other	4,067	(3,552)	515
Total	$958,705	$(282,458)	$676,247
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2019
Definite-lived:
Purchased technology and patents	$248,264	$(138,435)	$109,829
Customer lists	706,852	(131,185)	575,667
Other	3,503	(3,503)	—
Total	$958,619	$(273,123)	$685,496
Indefinite-lived:
Trademarks and tradenames			$90,288

When acquiring certain assets, the Company assesses whether the acquired assets are a result of a business combination or a purchase of an asset. In the first quarter of 2020, the Company acquired a set of similar identifiable intangible assets relating to a license to use technology within its Non-Medical segment. The Company paid $3.5 million upon closing, and expects to pay $1.0 million in additional consideration subject to the completion of certain milestones. The $1.0 million of additional consideration is recorded within Accrued expenses and other current liabilities. The intangible asset is being amortized over 11 years, the remaining useful life of the patented technology. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Cost of sales	$3,269	$3,262
Selling, general and administrative expenses	7,175	6,592
Total intangible asset amortization expense	$10,444	$9,854

Estimated future intangible asset amortization expense based on the carrying value as of April 3, 2020 is as follows (in thousands):

	Remainder of 2020	2021	2022	2023	2024	After 2024
Amortization Expense	$30,296	40,399	39,383	37,984	37,051	491,134

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT
Long-term debt is comprised of the following (in thousands):

	April 3, 2020	December 31, 2019
Senior secured term loan A	$257,813	$267,188
Senior secured term loan B	558,286	558,286
Revolving line of credit	25,000	—
Unamortized discount on term loan B and debt issuance costs	(9,770)	(10,702)
Total debt	831,329	814,772
Current portion of long-term debt	(37,500)	(37,500)
Total long-term debt	$793,829	$777,272

The Company has senior secured credit facilities (the “Senior Secured Credit Facilities”) as of April 3, 2020, consisting of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), (ii) a term loan A facility (the “TLA Facility”), and (iii) a term loan B facility (the “TLB Facility”). The TLA Facility and TLB Facility are collectively referred to as the “Term Loan Facilities.” The TLB Facility was issued at a 1% discount.
Revolving Credit Facility
The Revolving Credit Facility matures on October 27, 2022. The Revolving Credit Facility includes a $15 million sublimit for swingline loans and a $25 million sublimit for standby letters of credit. The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.175% and 0.25%, depending on the Company’s Total Net Leverage Ratio (as defined in the Senior Secured Credit Facilities agreement). As of April 3, 2020, the commitment fee on the unused portion of the Revolving Credit Facility was 0.25%. Interest rates on the Revolving Credit Facility, as well as the TLA Facility, are at the Company’s option, either at: (i) the prime rate plus the applicable margin, which will range between 0.50% and 2.00%, based on the Company’s Total Net Leverage Ratio, or (ii) the applicable LIBOR rate plus the applicable margin, which will range between 1.50% and 3.00%, based on the Company’s Total Net Leverage Ratio.
As of April 3, 2020, the Company had available borrowing capacity on the Revolving Credit Facility of $168.3 million after giving effect to $25.0 million of outstanding borrowings and $6.7 million of outstanding standby letters of credit. As of April 3, 2020, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 2.87%.
Term Loan Facilities
The TLA Facility and TLB Facility mature on October 27, 2022. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 1.50% or (ii) the applicable LIBOR rate plus 2.50%, with LIBOR subject to a 1.00% floor. As of April 3, 2020, the interest rates on the TLA Facility and TLB Facility were 2.96% and 3.51%, respectively.
Covenants
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 4.25:1.00, subject to a step down of 25 basis points to 4.00:1:00 beginning in the second quarter of 2020 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 3.00:1.00. The TLB Facility does not contain any financial maintenance covenants. As of April 3, 2020, the Company was in compliance with these financial covenants.
Contractual maturities under the Senior Secured Credit Facilities for the remainder of 2020 and the next two years (through maturity), excluding any discounts or premiums, as of April 3, 2020 are as follows (in thousands):

	2020	2021	2022
Future minimum principal payments	$28,125	37,500	775,474

The Company prepaid portions of its TLB Facility during 2019. The Company recognized losses from extinguishment of debt during the three months ended March 29, 2019 of $0.4 million. The loss from extinguishment of debt represents the portion of the unamortized discount and debt issuance costs related to the portion of the TLB Facility that was prepaid and is included in Interest Expense in the accompanying Condensed Consolidated Statements of Operations.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION
The Company maintains certain stock-based compensation plans that were approved by the Company’s stockholders and are administered by the Board of Directors, or the Compensation and Organization Committee of the Board. The stock-based compensation plans provide for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights and stock bonuses to employees, non-employee directors, consultants, and service providers.
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Stock options	$13	$101
RSUs	1,725	2,612
Total stock-based compensation expense	$1,738	$2,713

Cost of sales	$454	$317
Selling, general and administrative expenses	1,136	2,330
Research, development and engineering costs	148	66
Total stock-based compensation expense	$1,738	$2,713

The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2019	384,013	$34.96
Exercised	(58,658)	37.60
Outstanding at April 3, 2020	325,355	$34.48	5.0	$5.7
Exercisable at April 3, 2020	322,805	$34.40	5.0	$5.6

During the three months ended April 3, 2020, the Company awarded grants to certain members of management, consisting of either time-based RSUs or a mix of time-based RSUs and performance-based RSUs (“PRSUs”). The time-based RSUs vest ratably, subject to the recipient’s continuous service to the Company over a period of generally three years from the grant date. For the Company’s PRSUs, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of financial performance or market-based conditions. The financial performance condition is based on the Company’s sales targets. The market-based conditions are based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over three year performance periods.
The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with TSR-based performance conditions. The grant-date fair value of all other RSUs is equal to the closing market price of Integer common stock on the date of grant.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION (Continued)
The weighted average fair value and assumptions used to value the TSR portion of the PRSUs granted are as follows:

	Three Months Ended
	April 3, 2020	March 29, 2019
Weighted average fair value	$107.42	$123.34
Risk-free interest rate	1.53%	2.49%
Expected volatility	30%	40%
Expected life (in years)	2.9	2.8
Expected dividend yield	—%	—%

The following table summarizes time-vested RSU activity:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	205,223	$64.75
Granted	107,030	85.58
Vested	(64,334)	54.89
Forfeited	(7,524)	70.37
Nonvested at April 3, 2020	240,395	$76.49
The following table summarizes PRSU activity:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	191,592	$56.30
Granted	66,690	95.15
Vested	(35,363)	31.17
Forfeited	(4,106)	51.54
Nonvested at April 3, 2020	218,813	$72.29

(8.)     OTHER OPERATING EXPENSES
Other Operating Expenses is comprised of the following (in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Strategic reorganization and alignment	$548	$1,734
Manufacturing alignment to support growth	128	585
2020 restructuring plan	974	—
Acquisition and integration expenses	356	—
Other general expenses	922	571
Total other operating expenses	$2,928	$2,890

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     OTHER OPERATING EXPENSES (Continued)
Strategic reorganization and alignment
As a result of the strategic review of its customers, competitors and markets, the Company began taking steps in 2017 to better align its resources in order to enhance the profitability of its portfolio of products. These initiatives include improving its business processes and redirecting investments away from projects where the market does not justify the investment, as well as aligning resources with market conditions and the Company’s future strategic direction. The Company estimates that it will incur aggregate pre-tax charges in connection with the strategic reorganization and alignment plan, including projects reported in discontinued operations, of between approximately $22 million to $23 million, the majority of which are expected to be cash expenditures. During the three months ended April 3, 2020, the Company incurred charges relating to this initiative, which primarily included severance recorded within the Medical segment. As of April 3, 2020, total expense incurred for this initiative since inception, including amounts reported in discontinued operations, was $22.9 million. These actions were substantially completed at the end of 2019.
Manufacturing alignment to support growth
In 2017, the Company initiated several initiatives designed to reduce costs, increase manufacturing capacity to accommodate growth and improve operating efficiencies.  The plan involves the relocation of certain manufacturing operations and expansion of certain of the Company’s facilities. The Company estimates that it will incur aggregate pre-tax restructuring related charges in connection with the realignment plan of between approximately $6 million to $7 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s manufacturing alignment to support growth initiative were primarily recorded within the Medical segment. As of April 3, 2020, total expense incurred for this initiative since inception was $5.7 million. These actions were substantially completed at the end of 2019.
2020 restructuring plan
The Company’s 2020 restructuring plan mainly consists of costs associated with executing on its sales force excellence, manufacturing excellence and business process excellence imperatives. These projects focus on changing the Company’s organizational structure to match product line growth strategies and customer needs, transitioning its manufacturing process into a competitive advantage and standardizing and optimizing its business processes. The Company estimates that it will incur aggregate pre-tax restructuring related charges in connection with the 2020 restructuring plan of between approximately $2 million to $3 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s 2020 restructuring plan are expected to be primarily recorded within the Medical segment. As of April 3, 2020, total expense incurred for this initiative since inception was $1.0 million, which was primarily severance. These actions are expected to be substantially complete by the end of 2020.
The following table summarizes the change in accrued liabilities, presented within Accrued Expense and Other Current Liabilities on the Condensed Consolidated Balance Sheets, related to the initiatives described above (in thousands):

	Severance and Retention	Other	Total
December 31, 2019	$1,389	$596	$1,985
Restructuring charges	1,309	341	1,650
Cash payments	(1,927)	(935)	(2,862)
April 3, 2020	$771	$2	$773

Acquisition and integration expenses
During the three months ended April 3, 2020, acquisition and integration expenses included $0.9 million of expenses related to the acquisition of certain assets and liabilities of InoMec and USB, and a $0.5 million adjustment to reduce the fair value of acquisition-related contingent consideration liabilities. Acquisition and integration costs primarily include direct acquisition costs incurred which consist of professional fees and other costs.
Other general expenses
During the three months ended April 3, 2020 and March 29, 2019, the Company recorded expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future operating costs and improve operational efficiencies. The 2020 and 2019 amounts primarily include systems conversion expenses and expenses related to the restructuring of certain legal entities of the Company.

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
The Company’s effective tax rate for continuing operations for the first quarter of 2020 was 15.1% on $36.6 million of income from continuing operations before taxes compared to 15.0% on $25.1 million of income from continuing operations before taxes for the same period in 2019. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the first quarter of 2020 and 2019 is primarily attributable to the net impact of the Global Intangible Low-Taxed Income tax, the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate and discrete tax benefits of $1.0 million and $1.7 million, respectively. The discrete tax benefits for both periods are predominately related to excess tax benefits recognized upon vesting of RSUs or exercise of stock options.
As of April 3, 2020 and December 31, 2019, the Company had unrecognized tax benefits from continuing operations of approximately $4.6 million and $4.4 million, respectively. It is reasonably possible that a reduction of up to $0.6 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. As of April 3, 2020 and December 31, 2019, approximately $4.6 million and $4.4 million, respectively, of the unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three months ended April 3, 2020, there were no material tax impacts to our Condensed Consolidated Financial Statements as it relates to COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

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
In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed on the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. Two juries in the U.S. District Court for the District of Delaware have returned verdicts finding that AVX infringed on three of the Company’s patents and awarded the Company $37.5 million in damages. In March 2018, the U.S. District Court for the District of Delaware vacated the original damage award and ordered a retrial on damages. In the January 2019 retrial on damages, the jury awarded the Company $22.2 million in damages. On July 31, 2019, the U.S. District Court for the District of Delaware entered an order denying AVX’s post-trial motion to overturn the jury verdict in favor of the Company. On August 23, 2019, AVX filed its notice of appeal with the United States Court of Appeals for the Federal Circuit and on September 5, 2019, the Company filed its notice of cross-appeal with the United States Court of Appeals for the Federal Circuit. Briefs by both parties have been filed, but the United States Court of Appeals for the Federal Circuit has not yet set a date for oral argument. To date, the Company has recorded no gains in connection with this litigation.
Product Warranties
The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The product warranty liability is presented within Accrued Expense and Other Current Liabilities on the Condensed Consolidated Balance Sheets. The change in product warranty liability was comprised of the following (in thousands):

December 31, 2019	$1,933
Additions to warranty reserve, net of reversals	14
Adjustments to pre-existing warranties	(66)
Warranty claims settled	(997)
April 3, 2020	$884

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2020	March 29, 2019
Numerator for basic and diluted EPS:
Income from continuing operations	$31,100	$21,366
Income from discontinued operations	—	303
Net income	$31,100	$21,669

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	32,807	32,536
Dilutive effect of share-based awards	310	444
Weighted average shares outstanding - Diluted	33,117	32,980

Basic earnings per share:
Income from continuing operations	$0.95	$0.66
Income from discontinued operations	—	0.01
Basic earnings per share	0.95	0.67

Diluted earnings per share:
Income from continuing operations	$0.94	$0.65
Income from discontinued operations	—	0.01
Diluted earnings per share	0.94	0.66

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Time-vested stock options, RSAs and RSUs	101	61
Performance-vested restricted stock and PRSUs	24	45

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     STOCKHOLDERS’ EQUITY
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the three month periods ended April 3, 2020 and March 29, 2019:

	Three Months Ended April 3, 2020			Three Months Ended March 29, 2019
	Issued	Treasury Stock	Outstanding	Issued	Treasury Stock	Outstanding
Balance, beginning of period	32,847,017	(146,546)	32,700,471	32,624,494	(151,327)	32,473,167
Stock options exercised	—	58,658	58,658	87,424	—	87,424
RSAs issued, net of forfeitures, and vesting of RSUs	—	66,876	66,876	76,144	(19,494)	56,650
Balance, end of period	32,847,017	(21,012)	32,826,005	32,788,062	(170,821)	32,617,241

Accumulated Other Comprehensive Income (Loss) (“AOCI”) is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 31, 2019	$(912)	$(2,358)	$22,639	$19,369	$619	$19,988
Unrealized loss on cash flow hedges	—	(11,474)	—	(11,474)	2,410	(9,064)
Realized gain on foreign currency hedges	—	(197)	—	(197)	41	(156)
Realized loss on interest rate swap hedges	—	748	—	748	(157)	591
Foreign currency translation loss	—	—	(12,032)	(12,032)	—	(12,032)
April 3, 2020	$(912)	$(13,281)	$10,607	$(3,586)	$2,913	$(673)

December 28, 2018	$(295)	$3,439	$30,539	$33,683	$(679)	$33,004
Unrealized loss on cash flow hedges	—	(154)	—	(154)	32	(122)
Realized gain on foreign currency hedges	—	(45)	—	(45)	9	(36)
Realized gain on interest rate swap hedge	—	(689)	—	(689)	145	(544)
Foreign currency translation loss	—	—	(6,838)	(6,838)	—	(6,838)
March 29, 2019	$(295)	$2,551	$23,701	$25,957	$(493)	$25,464

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 3, 2020
Liabilities: Foreign currency contracts	$4,574	$—	$4,574	$—
Liabilities: Interest rate swaps	8,707	—	8,707	—
Liabilities: Contingent consideration (Note 2)	5,400	—	—	5,400
Liabilities: Contingent consideration (Note 5)	1,000	—	—	1,000

December 31, 2019
Assets: Foreign currency contracts	$710	$—	$710	$—
Liabilities: Interest rate swaps	3,068	—	3,068	—
Liabilities: Contingent consideration (Note 2)	4,200	—	—	4,200

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
Information regarding the Company’s outstanding interest rate swaps designated as cash flow hedges as of April 3, 2020 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$200,000	Jun 2017	Jun 2020	1.1325%	0.9591%	$(48)	Accrued expenses and other current liabilities
55,000	Jul 2019	Jul 2020	1.8900	0.9591	(171)	Accrued expenses and other current liabilities
400,000	Apr 2019	Apr 2020	2.4150	1.0051	(78)	Accrued expenses and other current liabilities
200,000	Jun 2020	Jun 2023	2.1785	(a)	(8,410)	Other long-term liabilities
__________
(a) The interest rate swap is not in effect until June 2020.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Information regarding the Company’s outstanding interest rate swaps designated as cash flow hedges as of December 31, 2019 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$200,000	Jun 2017	Jun 2020	1.1325%	1.7920%	$543	Accrued expenses and other current liabilities
65,000	Jul 2019	Jul 2020	1.8900	1.7920	(72)	Accrued expenses and other current liabilities
400,000	Apr 2019	Apr 2020	2.4150	1.7101	(730)	Accrued expenses and other current liabilities
200,000	Jun 2020	Jun 2023	2.1785	(a)	(2,809)	Other long-term liabilities
__________
(a) The interest rate swap is not in effect until June 2020.
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges.
Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of April 3, 2020 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$5,583	Apr 2020	Jun 2020	0.0490	MXN Peso	$(1,013)	Accrued expenses and other current liabilities
17,512	Apr 2020	Sep 2020	1.0945	MXN Peso	(146)	Accrued expenses and other current liabilities
15,332	Jul 2020	Dec 2020	0.0491	Euro	(3,035)	Accrued expenses and other current liabilities
6,394	Mar 2020	Dec 2020	0.0241	UYU Peso	(380)	Accrued expenses and other current liabilities

Information regarding outstanding foreign currency contracts designated as cash flow hedges as of December 31, 2019 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$11,166	Jan 2020	Jun 2020	0.0490	MXN Peso	$710	Prepaid expenses and other current assets

Contingent Consideration
In periods subsequent to the initial measurement, contingent consideration liabilities are remeasured to fair value each reporting period until the contingent consideration is settled using various assumptions including estimated revenues (based on internal operational budgets and long-range strategic plans), discount rates, revenue volatility and projected payment dates. The assumptions used in the determination of fair value of contingent consideration liabilities are not observable in the market, thus representing a Level 3 measurement within the fair value hierarchy. The contingent liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets. Adjustments to the fair value of contingent consideration liabilities are included in Other operating expenses in the Company’s Condensed Consolidated Statements of Operations.
For the three months ended April 3, 2020, the Company recorded additional business acquisition related contingent consideration liabilities totaling $1.7 million for the initial measurement of a business acquisition. For the three months ended April 3, 2020, the Company reduced the contingent consideration liability recorded for a previous acquisition by $0.5 million, due to a change in the timing of the projected future revenues, rise in the estimated revenue volatility, and increase in the discount rate used to calculate the present value of the contingent consideration liability.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Derivative Instruments with Hedge Accounting Designation
The following table presents the impact of cash flow hedge derivative instruments on other comprehensive income (“OCI”), AOCI and the Company’s Condensed Consolidated Statement of Operations for the three months ended April 3, 2020 and March 29, 2019 (in thousands):

	Three Months Ended
	April 3, 2020		March 29, 2019
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$328,426	$(128)	$314,676	$(321)
Cost of sales	231,724	325	226,066	366
Interest expense	10,361	(748)	13,830	689

The following tables present the amounts affecting the Condensed Consolidated Statements of Operations for the three months ended April 3, 2020 and March 29, 2019 (in thousands):

	Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statement of Operations	Three Months Ended
	April 3, 2020	March 29, 2019		April 3, 2020	March 29, 2019
Interest rate swaps	$(6,387)	$(448)	Interest expense	$(748)	$689
Foreign exchange contracts	(274)	(700)	Sales	(128)	(321)
Foreign exchange contracts	(4,813)	994	Cost of sales	325	366

The Company expects to reclassify net losses totaling $8.3 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
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
Equity investments are comprised of the following (in thousands):

	April 3, 2020	December 31, 2019
Equity method investment	$18,092	$16,167
Non-marketable equity securities	6,092	6,092
Total equity investments	$24,184	$22,259
The components of (Gain) Loss on Equity Investments, Net for each period were as follows (in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Equity method investment (income) loss	$(1,925)	$41

The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. As of April 3, 2020, the Company owned 6.6% of this fund.

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
The following table presents sales from continuing operations by product line (in thousands).

	Three Months Ended
	April 3, 2020	March 29, 2019
Segment sales from continuing operations by product line:
Medical
Cardio & Vascular	$179,205	$152,574
Cardiac & Neuromodulation	107,820	116,911
Advanced Surgical, Orthopedics & Portable Medical	31,237	31,588
Total Medical	318,262	301,073
Non-Medical	10,164	13,603
Total sales from continuing operations	$328,426	$314,676

The following table presents income from continuing operations for the Company’s reportable segments (in thousands).

	Three Months Ended
	April 3, 2020	March 29, 2019
Segment income from continuing operations:
Medical	$65,216	$56,380
Non-Medical	1,213	4,311
Total segment income	66,429	60,691
Unallocated operating expenses	(22,353)	(21,522)
Operating income	44,076	39,169
Unallocated expenses, net	(7,437)	(14,037)
Income from continuing operations before taxes	$36,639	$25,132

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)	REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations. For a summary by disaggregated product line sales for each segment, refer to Note 14, “Segment Information.”
Revenue recognized from products and services transferred to customers over time represented 30% and 14%, respectively, of total revenue for the three months ended April 3, 2020 and March 29, 2019, all of which was within the Medical segment.
The following table presents revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended
	April 3, 2020		March 29, 2019
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	20%	*	25%	*
Customer B	18%	*	12%	*
Customer C	16%	*	19%	*
Customer D	*	19%	*	24%
All other customers	46%	81%	44%	76%
__________
* Less than 10% of segment’s total revenues for the period.

The following table presents revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped.

	Three Months Ended
	April 3, 2020		March 29, 2019
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	55%	44%	56%	57%
Puerto Rico	12%	*	15%	*
United Kingdom	*	15%
Singapore	*	14%
Canada	*	12%	*	13%
All other countries	33%	15%	29%	30%

__________
* Less than 10% of segment’s total revenues for the period.

Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	April 3, 2020	December 31, 2019
Contract liabilities included in accrued expenses and other current liabilities	$3,155	$1,975

During the three months ended April 3, 2020, the Company recognized $0.1 million of revenue that was included in the contract liability balance as of December 31, 2019. During the three months ended March 29, 2019, the Company recognized $0.3 million of revenue that was included in the contract liability balance as of December 28, 2018.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16.)     DISCONTINUED OPERATIONS
On July 2, 2018, the Company completed the sale of its AS&O Product Line to Viant. In connection with the sale, the parties executed a transition services agreement whereby the Company would provide certain corporate services (including accounting, payroll, and information technology services) to Viant for a period of up to one year from the date of the closing to facilitate an orderly transfer of business operations. Viant paid Integer for these services as specified in the transition services agreement, which were complete as of June 28, 2019. The Company recognized $1.7 million of income under the transition services agreement for the performance of services during the three months ended March 29, 2019, of which $0.1 million is within Cost of sales and $1.6 million is within Selling, general and administrative expenses.
The operating results of the AS&O Product Line have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The discontinued operations of the AS&O Product Line are reported in the Medical segment. Income from discontinued operations net of taxes, were as follows (in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Other income, net	—	(386)
Provision for income taxes	—	83
Income from discontinued operations	$—	$303

Cash flow information from discontinued operations was as follows (in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Cash used in operating activities	$—	$(58)

(17.) RECENT DEVELOPMENTS
Beginning in early March 2020, the global spread of the novel coronavirus (“COVID-19”), has created significant uncertainty and worldwide economic disruption. Specific impacts to the Company’s business potentially include delayed or reduced customer orders, restrictions on its associates’ ability to travel or work, delays in shipments to and from certain countries, and disruptions in its supply chain. Further, the collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, has adversely impacted the demand for products in the Company’s Non-Medical reportable segment. Considering these events and circumstances, the Company elected to bypass a qualitative analysis of its Non-Medical reporting unit’s goodwill and performed a quantitative analysis. The fair value of the Non-Medical reporting unit exceeded its carrying amount as of April 3, 2020.
In response to COVID-19 and the related uncertainty, the Company is taking prudent measures to improve its liquidity and strengthen its financial position. On April 10, 2020, the Company drew a $160 million portion of its Revolving Credit Facility to protect against a prolonged pandemic coupled with financial market illiquidity.
The extent to which COVID-19 impacts the Company’s operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly changing, additional impacts may arise that the Company is not aware of currently. Any prolonged material disruption of the Company’s associates, suppliers, manufacturing, or customers could materially impact its consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q should be read in conjunction with the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, please read this section in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.
Forward-Looking Statements
Some of the statements contained in this report and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, and these statements are subject to known and unknown risks, uncertainties and assumptions. Forward-looking statements include statements relating to:

•	the impact of the COVID-19 global pandemic;

•	future sales, expenses, and profitability;

•	future development and expected growth of our business and industry;

•	our ability to execute our business model and our business strategy;

•	having available sufficient cash and borrowing capacity to meet working capital, debt service and capital expenditure requirements for the next twelve months; and

•	projected capital spending.
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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following:

•
the duration, scope and impact of the COVID-19 pandemic, including government, social, business and other actions taken in response to the pandemic and the effect of the pandemic on our associates, suppliers and customers as well as the global economy;

•	our dependence upon a limited number of customers;

•	pricing pressures that we face from customers;

•	our ability to respond to changes in technology;

•	the intense competition we face and our ability to successfully market our products;

•	our ability to develop new products and expand into new geographic and product markets;

•	our reliance on third party suppliers for raw materials, key products and subcomponents;

•	the potential for harm to our reputation caused by quality problems related to our products;

•	regulatory issues resulting from products complaints, recalls or regulatory audits;

•	the potential of becoming subject to product liability claims;

•	our ability to protect our intellectual property and proprietary rights;

•	our significant amount of outstanding indebtedness and our ability to remain in compliance with financial and other covenants under our senior secured credit facilities;

•	our ability to integrate acquisitions and operate acquired businesses in accordance with expectations;

•	our dependence upon our senior management team and technical personnel;

•	our ability to realize the benefits from cost savings and consolidation initiatives;

•	interruptions in our manufacturing operations;

•	our ability to comply with environmental regulations;

•	our complex international tax profile;

•	our dependence upon our information technology systems and our ability to prevent cyber-attacks and other failures;

•	market, financial and other risks related to our international operations and sales;

•	global economic factors, including currency exchange rates and interest rates;

•	the fact that the healthcare industry is highly regulated and subject to various regulatory changes;

•	the dependence of our energy market-related revenues on the conditions in the oil and natural gas industry; and

•
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
We organize our business into two reportable segments, Medical and Non-Medical, and derive our revenues from four principal product lines. The Medical segment includes the Cardio & Vascular, Cardiac & Neuromodulation and Advanced Surgical, Orthopedics & Portable Medical product lines and the Non-Medical segment is comprised of the Electrochem product line. For more information on our segments, please refer to Note 14 “Segment Information” of the Notes to Consolidated Financial Statements contained in Item 1 of this report.
The first quarter of 2020 ended on April 3 and consisted of 94 days, and the first quarter of 2019 ended on March 29 and consisted of 91 days.
Recent Developments
We have been actively monitoring the global spread of the novel coronavirus, or COVID-19, and taking steps in response to the COVID-19 pandemic to mitigate the potential impact to us posed by its spread and related third party responses, including from government authorities, our associates, customers and suppliers. We are prioritizing the safety of our associates while continuing to provide critical products that patients rely on every day. The following is a summary of a variety of the actions we have taken and continue to take.
Governmental Actions
Regulatory authorities worldwide have imposed restrictions regarding the conduct of business and the movement of people. However, we have been able to continue our operations because of the essential nature of the products we develop and manufacture, and all of our facilities remain open with social distancing and enhanced cleaning procedures implemented. In response to the pandemic, many governments have also recently enacted legislation designed to support businesses and workers impacted by COVID-19. While we will seek benefits under this legislation where available, we do not expect that such benefits will have a material impact on our operations and financial condition.
Associates
The health and safety of our associates is a priority for us. We have implemented measures to safeguard our associates from COVID-19 infection and exposure, consistent with guidelines promulgated by the World Health Organization, the United States Center for Disease Control, and other applicable regional authorities.  They consist of policies, procedures, protocols, and guidance related to, among other things, COVID-19 symptom awareness, effective hygiene practices, travel restrictions, visitor restrictions, social distancing, face covering expectations, temperature and health screening, work-from-home requirements, absenteeism policies, enhanced workplace cleaning, and large-scale decontamination.
To balance cost management during what we expect to be temporary sales declines in certain areas, we are utilizing furloughs and temporary shutdowns to more closely align labor with customer demand, and we will continue to assess the need for further actions in this area. In doing so, we are monitoring benefits available to our associates under various governmental programs, including assistance for associates unable to work for COVID-19 reasons. We have, and will continue to, seek to understand whether these benefits apply to our associates, how the available benefits support the best interests of our associates, and how the available benefits may impact our business now and in the future as we return to more normalized operations.
Customers
Likewise, we remain in close contact with our customers to respond to increased critical needs such as ventilator and patient monitor components and to understand the impact of COVID-19 on their business. COVID-19 has introduced volatility and uncertainty to all of our customers, which has resulted in the need for us to react and respond. While we did not experience a significant reduction in customer orders in the first quarter of 2020, we believe it is likely that we will experience delayed or reduced customer orders as a result of the pandemic, largely because of the elective nature of the procedures that some of the devices and components we manufacture support. Because of our position in the supply chain, any delayed or reduced customer demand that we experience will likely lag any similar delay or reduction in sales by our customers to their customers.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

This impact could be mitigated or enhanced depending on the various inventory management approaches utilized by our customers. We have had, and will continue to have, close conversation with our customers to be in the best possible position to respond to their needs.
Supply Chain
Our suppliers are also experiencing the impact of COVID-19 on their businesses. Because of our ability to continue to operate under government rules relating to essential or permitted businesses and services, our suppliers also have generally been permitted to continue conducting business to the extent they support our work. However, our suppliers also have had challenges in maintaining an adequate workforce, securing materials from their own suppliers, implementing workplace safety practices, and have instituted periodic closures as a result of COVID-19. We are taking steps to validate our suppliers’ ability to deliver to us on time, which may also be affected by the impact of COVID-19 on their own financial condition.
Internal Controls over Financial Reporting and Disclosure Controls
We have taken proactive measures to ensure we have maintained an appropriate internal control environment while migrating certain of our workforce to working from home, in response to various government orders to “stay in place” or “shelter in place”.  Our control environment allows access to technology and online communications that has not required a change in controls. We believe our existing disclosure controls are appropriate to address the financial reporting implications as a result of the COVID-19 pandemic.
Governance
We are conducting regular leadership calls with global and regional leaders to review the effectiveness of associate safety measures, monitor the spread of the virus in the geographies in which we operate, discuss the evolving availability of testing and therapeutic medicine, and assess the impact of the pandemic on our business. These meetings also serve to identify actions we must take to manage COVID-19 risks or opportunities on an enterprise-wide or on a regional basis, and to ensure that progress is made on actions to which we have previously committed. Moreover, through formal meetings and other communications, we are in regular contact with our Board of Directors and Committees of the Board of Directors on the COVID-19 pandemic risks and opportunities to ensure our board members remain informed, can perform their duties of risk oversight. This communication also allows management to gain the valuable business and governance perspectives of our board members. Most importantly, we have been communicating with all associates regularly regarding, among other things, the steps we are taking to safeguard their health and safety, the flexible work and pay arrangements we have instituted as result of the COVID-19 pandemic, and the progress we are making in managing the effects of the pandemic on our business.
Discontinued Operations
On July 2, 2018, we completed the sale of the Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”) to Viant. In connection with the sale, the parties executed a transition services agreement whereby we provided certain corporate services (including accounting, payroll, and information technology services) to Viant to facilitate an orderly transfer of business operations. Viant paid us for these services as specified in the transition services agreement, which were complete as of June 28, 2019. The results of operations of the AS&O Product Line were classified as discontinued operations. All results and information presented exclude discontinued operations unless otherwise noted. Refer to Note 16 “Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information.
Recent Business Acquisitions
On February 19, 2020, we acquired certain assets and liabilities of InoMec Ltd. (“InoMec”), a privately-held company based in Israel that specializes in the research, development and manufacturing of medical devices, including minimally invasive tools, delivery systems, tubing and catheters, surgery tools, drug-device combination, laser combined devices, and tooling and production. The acquisition enables us to create a research and development center in Israel, closer to the customer base in the region.
In October 2019, we purchased certain assets and liabilities of US BioDesign, LLC (“USB”), a privately-held developer and manufacturer of complex braided biomedical structures for disposable and implantable medical devices. The acquisition added a differentiated capability related to the development and manufacture of complex braided and formed biomedical structures to our broad portfolio, that we believe further positions us as a partner of choice for innovative medical technologies.
Refer to Note 2 “Business Acquisitions” of the Notes to Consolidated Financial Statements contained in Item 1 of this report for additional information about these acquisitions.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Strategic Overview
We continue to take steps to better align our resources in order to invest to grow and protect, and preserve our portfolio of products. In addition to our portfolio strategy, we have launched the execution of six key operational strategic imperatives designed to drive excellence in everything we do:

•
Sales Force Excellence: We are changing the organizational structure to match product line growth strategies and customer needs. This change is about getting more out of the capabilities we already have, and will increase individual accountability and clarity of ownership, while serving customers more effectively.

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
Financial Overview of Continuing Operations
Income from continuing operations for the first quarter of 2020 was $31.1 million, or $0.94 per diluted share, compared to income from continuing operations of $21.4 million, or $0.65 per diluted share, for the first quarter of 2019. These variances are primarily the result of the following:

•	Sales for the first quarter of 2020 increased $13.8 million, or 4%, primarily driven by growth in Cardio & Vascular sales, partially offset by a decline in Cardiac & Neuromodulation sales.

•
Gross profit for the first quarter of 2020 increased $8.1 million, or 9%, primarily due to the increase in sales and production efficiencies resulting from our Manufacturing Excellence Strategic Imperative.

•	Operating expenses for the first quarter of 2020 increased $3.2 million, or 6%, primarily due to increases in SG&A and RD&E expenses.

•	Interest expense for the first quarter of 2020 decreased by $3.5 million, or 25%, primarily due to lower interest rates and outstanding debt balances.

•
We recognized a net gain on equity investments of $1.9 million in the first quarter of 2020, compared to a net loss on equity investments of $0.04 million for the first quarter of 2019. Gains and losses on equity investments are generally unpredictable in nature.

•
Other income, net for the first quarter of 2020 was $1.0 million, compared to other loss, net of $0.2 million for the first quarter of 2019 primarily due to foreign currency gains in 2020 compared to foreign currency losses in 2019.

•
We recorded provisions for income taxes for the first quarter of 2020 and 2019 of $5.5 million and $3.8 million, respectively. The increase in provisions for income taxes was primarily due to an increase in pre-tax income.

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

	Three Months Ended
	April 3,	March 29,	Change
	2020	2019	$	%
Medical Sales:
Cardio & Vascular	$179,205	$152,574	$26,631	17.5%
Cardiac & Neuromodulation	107,820	116,911	(9,091)	(7.8)%
Advanced Surgical, Orthopedics & Portable Medical	31,237	31,588	(351)	(1.1)%
Total Medical Sales	318,262	301,073	17,189	5.7%
Non-Medical	10,164	13,603	(3,439)	(25.3)%
Total Sales	328,426	314,676	13,750	4.4%
Cost of sales	231,724	226,066	5,658	2.5%
Gross profit	96,702	88,610	8,092	9.1%
Gross profit as a % of sales	29.4%	28.2%
Selling, general and administrative expenses (“SG&A”)	36,457	34,956	1,501	4.3%
SG&A as a % of sales	11.1%	11.1%
Research, development and engineering costs (“RD&E”)	13,241	11,595	1,646	14.2%
RD&E as a % of sales	4.0%	3.7%
Other operating expenses	2,928	2,890	38	1.3%
Operating income	44,076	39,169	4,907	12.5%
Operating margin	13.4%	12.4%
Interest expense	10,361	13,830	(3,469)	(25.1)%
(Gain) loss on equity investments, net	(1,925)	41	(1,966)	NM
Other (income) loss, net	(999)	166	(1,165)	NM
Income from continuing operations before taxes	36,639	25,132	11,507	45.8%
Provision for income taxes	5,539	3,766	1,773	47.1%
Effective tax rate	15.1%	15.0%
Income from continuing operations	$31,100	$21,366	$9,734	45.6%
Income from continuing operations as a % of sales	9.5%	6.8%
Diluted earnings per share from continuing operations	$0.94	$0.65	$0.29	44.6%
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Line Sales from Continuing Operations
For the first quarter of 2020, Cardio & Vascular sales increased $26.6 million, or 17%, versus the first quarter of 2019. This increase was driven by a strong increase in peripheral vascular demand from a customer’s continued launch of an existing program into a new geography, and strong overall growth across most cardio & vascular markets. The quarter also benefited from incremental sales from the start of a new customer contract on existing business. The impact of COVID-19 was negligible in the first quarter. During the first quarter of 2020, price reductions lowered Cardio & Vascular sales by $2.0 million in comparison to the first quarter of 2019. Foreign currency exchange rate fluctuations decreased Cardio & Vascular sales for the first quarter of 2020 by $0.4 million in comparison to the first quarter of 2019 primarily due to U.S. dollar fluctuations relative to the Euro.
For the first quarter of 2020, Cardiac & Neuromodulation sales decreased $9.1 million, or 8%, versus the first quarter of 2019. The decrease was primarily due to a decline in neuromodulation sales as a result of the Nuvectra Corporation bankruptcy (the “Nuvectra Bankruptcy”) and headwinds from 2019 supply agreement commitments. Strong cardiac rhythm management growth from product launches and increased battery demand was partially offset by the impact on prior year sales from the signing of a customer contract on existing business. The impact of COVID-19 was negligible in the first quarter. During the first quarter of 2020, price concessions lowered Cardiac & Neuromodulation sales by $2.0 million in comparison to the first quarter of 2019. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during the first quarter of 2020 in comparison to the first quarter of 2019.
In addition to Portable Medical sales, Advanced Surgical, Orthopedic & Portable Medical includes sales to the acquirer of our AS&O Product Line, Viant, under long-term supply agreements entered into as of the closing of the divestiture for the sale of products by the Company to Viant. Advanced Surgical, Orthopedic & Portable Medical decreased $0.4 million, or 1%, versus the first quarter of 2019, driven by a decrease in portable medical battery demand, partially offset by increased end-market demand for Advanced Surgical and Orthopedic base products. The impact of COVID-19 was negligible in the first quarter. During the first quarter of 2020, price concessions lowered Advanced Surgical, Orthopedic & Portable Medical sales by $0.5 million in comparison to the first quarter of 2019. Foreign currency exchange rate fluctuations did not have a material impact on Advanced Surgical, Orthopedic & Portable Medical sales.
For the first quarter of 2020, Non-Medical sales decreased $3.4 million, or 25%, versus the first quarter of 2019, driven by a severe decline in the energy market due to both oversupply and demand fall-out from COVID-19 pandemic. Price concessions and foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the first quarter of 2020 in comparison to the first quarter of 2019.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

Change from Prior Year Three Months
Price(a)	(1.4)%
Mix(b)	(0.4)
Nuvectra Bankruptcy(c)	(0.3)
Production efficiencies and volume(d)	3.3
Total percentage point change to gross profit as a percentage of sales	1.2%

__________

(a)	Our Gross Margin for the first quarter of 2020 was negatively impacted by price reductions given to our larger OEM customers in return for long-term volume commitments.

(b)	Amount represents the impact to our Gross Margin attributable to changes in the mix of product sales during the period.

(c)	Amount represents the impact to our Gross Margin of $0.8 million of pre-tax charges attributable to the Nuvectra Bankruptcy.

(d)
Represents various increases and decreases to our Gross Margin. Overall, our Gross Margin for the first quarter of 2020 was positively impacted by production efficiencies, mainly due to our Manufacturing Excellence imperative, as well as higher sales volume.

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
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

Change From Prior Year
Three Months
Transition services agreement(a)	$1,597
Professional fees(b)	(913)
All other SG&A(c)	817
Net increase in SG&A Expenses	$1,501

__________

(a)
Represents the amount included in SG&A Expenses which was charged to Viant for transition services during the first quarter of 2019. We executed a transition services agreement in conjunction with the sale of the AS&O Product Line, whereby we agreed to provide certain corporate services (including accounting, payroll, and information technology services) to Viant to facilitate an orderly transfer of business operations. This provision of services under the agreement was completed during the second quarter of 2019.

(b)	Professional fees decreased during the first quarter of 2020 compared to the prior year period, primarily due to lower legal costs.

(c)	Represents net increases in other SG&A expenses, primarily increases in amortization and supplies and services, partially offset by a decrease in depreciation expense.
RD&E
RD&E costs for the first quarter of 2020 were $13.2 million, compared to $11.6 million for the first quarter of 2019. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Operating Expenses
Refer to Note 8 “Other Operating Expenses” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information related to these initiatives. Other Operating Expenses (“OOE”) is comprised of the following (in thousands):

	Three Months Ended
	April 3, 2020	March 29, 2019
Strategic reorganization and alignment(a)	$548	$1,734
Manufacturing alignment to support growth(b)	128	585
2020 restructuring plan(c)	974	—
Acquisition and integration expenses(d)	356	—
Other general expenses(e)	922	571
Total other operating expenses	$2,928	$2,890

__________

(a)
As a result of the strategic review of our customers, competitors and markets, we began taking steps in 2017 to better align our resources in order to enhance the profitability of our portfolio of products. These initiatives include improving our business processes and redirecting investments away from projects where the market does not justify the investment, as well as aligning resources with market conditions and our future strategic direction. Expenses for the first quarter of 2020 and 2019 primarily consist of severance costs.

(b)
In 2017, we initiated several initiatives designed to reduce costs, improve operating efficiencies and increase manufacturing capacity to accommodate growth.  The plan involves the relocation of certain manufacturing operations and expansion of certain of our facilities.

(c)
Our 2020 restructuring plan mainly consists of costs associated with executing our sales force excellence, manufacturing excellence and business process excellence imperatives. These projects focus on changing our organizational structure to match product line growth strategies and customer needs, transitioning our manufacturing process into a competitive advantage and standardizing and optimizing our business processes.

(d)
Amounts include expenses related to the purchase of certain assets and liabilities from USB and InoMec, net of a $0.5 million adjustment to the fair value of acquisition-related contingent consideration liabilities.

(e)
Amounts include expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce costs and improve operational efficiencies. The 2020 and 2019 amounts primarily includes systems conversion expenses and expenses related to the restructuring of certain legal entities of the Company.

We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion.
Interest Expense
Interest expense consists primarily of cash interest and debt related charges (i.e. amortization of debt issuance costs and discount). Interest expense decreased $3.5 million in the first quarter of 2020 from $13.8 million for the first quarter of 2019, primarily from $2.7 million less cash interest. The weighted average interest rates paid on outstanding borrowings for the three months ended April 3, 2020 was 4.28%, compared to 5.12% for the comparable period in 2019. The weighted average interest rate paid in 2020 reflects decreases in LIBOR subsequent to the first quarter of 2019 and reductions to the applicable interest rate margin of our Term Loan A facility. In November 2019, we reduced the applicable interest rate margins by amending our Senior Secured Credit Facilities. In addition, our average principal amount of debt outstanding was $101.0 million less in the first quarter of 2020 compared to the first quarter of 2019 as a result of accelerated debt pay-downs during our 2019 fiscal year.
Debt related charges decreased $0.8 million during the first quarter of 2020 when compared to the same period in 2019, primarily attributable to lower accelerated write-offs (losses from extinguishment of debt) of deferred fees and original issue discount related to prepayments of portions of our Term Loan B facility. We had no losses from extinguishment of debt during the first quarter of 2020 compared to $0.4 million in the first quarter of 2019. See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

As of April 3, 2020, approximately 22% of our principal amount of debt outstanding was subject to variable rates, in comparison to approximately 20% as of December 31, 2019.  We have entered into interest rate swap agreements that reduce our exposure to fluctuations in the LIBOR rate. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our interest rate swap agreements.
(Gain) Loss on Equity Investments, Net
During the first quarter of 2020, we recognized net gains of $1.9 million on our equity investments, compared to a net loss of $0.04 million the first quarter of 2019. Gains and losses on equity investments are generally unpredictable in nature. The amounts for both 2020 and 2019 relate to our share of equity method investee gains/losses including unrealized appreciation of the underlying interests of the investee. As of April 3, 2020 and December 31, 2019, the carrying value of our equity investments were $24.2 million and $22.3 million, respectively. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other (Income) Loss, Net
Other (Income) Loss, Net was income of $1.0 million for the first quarter of 2020, compared to a loss of $0.2 million for the first quarter of 2019. Other (Income) Loss, Net primarily comprises income (loss) from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan pesos, Malaysian ringgits, or Israeli shekel.
The impact of exchange rates on transactions denominated in foreign currencies included in Other (Income) Loss, Net for the first quarter of 2020 were gains of $1.0 million, compared to losses of $0.2 million for the first quarter of 2019. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
We recognized income tax expense of $5.5 million (effective tax rate of 15.1%) for the first quarter of 2020 on $36.6 million of pre-tax income from continuing operations compared to income tax expense of $3.8 million (effective tax rate of 15.0%) on $25.1 million of pre-tax income from continuing operations for the same period of 2019.
There is a potential for volatility in our effective tax rate due to several factors including changes in the mix of pre-tax income from continuing operations and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, and settlements with taxing authorities and foreign currency fluctuations. We currently have various tax planning initiatives in place and continuously evaluate planning strategies aimed at reducing our effective tax rate over the long term. This includes strategies to realize deferred tax assets that would otherwise expire unutilized.
Our effective tax rate for 2020 differs from the U.S. federal statutory tax rate of 21% due principally to the net impact of the Global Intangible Low-Taxed Income tax, the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, and the availability of tax credits.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

(dollars in thousands)	April 3, 2020	December 31, 2019
Cash and cash equivalents	$37,259	$13,535
Working capital	274,693	236,317
Current ratio	2.48	2.32
Cash and cash equivalents at April 3, 2020 increased by $23.7 million from December 31, 2019, primarily as a result of cash flow from operations, inclusive of proceeds from the sale of accounts receivable under a supplier financing program, incremental borrowings on our senior secured credit facility, partially offset by purchases of property, plant and equipment. The increase in cash and cash equivalents is consistent with our actions to increase liquidity given the uncertainty surrounding the COVID-19 pandemic.
During the first quarter of 2020, we began utilizing a supplier financing arrangement with a financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale of, and are accounted for as a reduction to, accounts receivable.  The agreement transfers control and risk related to the receivables to the financial institution. We have no continuing involvement in the transferred receivables subsequent to the sale. We sold and de-recognized accounts receivable and collected cash of $15.5 million under this agreement as of April 3, 2020.
Working capital increased by $38.4 million from December 31, 2019, primarily due to an increase in accounts receivable, net of the impact of supplier financing, and a decrease in accrued expenses from the payment of accrued incentive compensation, partially offset by an increase in accounts payable.
At April 3, 2020, $6.5 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
Summary of Cash Flow
The following cash flow summary information includes cash flows related to discontinued operations (in thousands):

	Three Months Ended
(in thousands)	April 3, 2020	March 29, 2019
Cash provided by (used in):
Operating activities	$32,397	$11,234
Investing activities	(23,592)	(7,487)
Financing activities	15,162	(16,160)
Effect of foreign currency exchange rates on cash and cash equivalents	(243)	382
Net change in cash and cash equivalents	$23,724	$(12,031)
Operating Activities – During the first quarter of 2020, we generated cash from operations of $32.4 million, compared to $11.2 million for the first quarter of 2019. The increase of $21.2 million was due to an increase of $15.0 million in cash flow provided by working capital and a $6.2 million increase in cash net income (i.e. net income plus adjustments to reconcile net income to net cash provided by operating activities). The increase in cash flow from working capital is the result of changes in certain assets and liabilities affecting cash flows, primarily an increase in cash flows from accounts receivable of $22.8 million, which improved in the first quarter of 2020 from supplier financing sales, partially offset by a decrease in cash flows from inventory of $13.0 million. Cash income increased primarily as a result of sales growth, production efficiencies realized and lower interest payments.
Investing Activities – The $16.1 million increase in net cash used in investing activities was primarily attributable to increased purchases of property, plant, and equipment of $7.4 million, intangible assets of $3.5 million, and cash paid of $5.3 million for the acquisition of certain assets and liabilities from InoMec Ltd. in the first quarter of 2020. We anticipate that cash on hand, cash flows from operations and borrowings under our Revolving Credit Facility will be sufficient to fund these capital expenditures.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Financing Activities – Net cash provided by financing activities for the first quarter of 2020, was $15.2 million compared to $16.2 million used in financing activities for the first quarter of 2019. Financing activities during the first three months of 2020 included net borrowings of $15.6 million, compared to net payments of $15.4 million for the comparable 2019 period.
Capital Structure – As of April 3, 2020, our capital structure consists of $831 million of debt, net of deferred debt issuance costs and unamortized discounts, outstanding under our Senior Secured Credit Facilities and 33 million shares of common stock outstanding. We have access to borrowing capacity under our Revolving Credit Facility. We are also authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of April 3, 2020, our contractual debt service obligations for the remainder of 2020, consisting of principal and interest on our outstanding debt, are estimated to be approximately $54 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
Additionally, to protect against a prolonged pandemic coupled with financial market illiquidity, on April 10, 2020, we borrowed an additional $160 million of our Revolving Credit Facility. After giving effect to the $160 million draw, we had available borrowing capacity on the Revolving Credit Facility of $8.3 million, available for normal course of business letters of credit capacity. If the additional revolver borrowing remains outstanding for the duration of 2020, we may incur an additional $3 million of interest expense for the fiscal year, based on interest rates effective as of April 3, 2020.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. If our future financing needs increase, we may need to arrange additional debt or equity financing. We continually evaluate and consider various financing alternatives to enhance or supplement our existing financial resources, including our Senior Secured Credit Facilities. However, we cannot be assured that we will be able to enter into any such arrangements on acceptable terms or at all. In addition, the recent COVID-19 pandemic, which has caused disruption in the capital markets, could make any such financing more difficult and/or expensive.
Credit Facilities - As of April 3, 2020, we had Senior Secured Credit Facilities that consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”) with outstanding borrowings of $25 million, (ii) a term loan A facility (the “TLA Facility”) with outstanding principal balance of $258 million, and (iii) a term loan B facility (the “TLB Facility”) with outstanding principal balance of $558 million. The Senior Secured Credit Facilities will mature on October 27, 2022. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum total net leverage ratio of 4.25:1.0, subject to a step down by 25 basis points to 4.00:1:00 beginning in the second quarter of 2020 and, and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of 3.0:1.0. The TLB Facility does not contain any financial maintenance covenants. As of April 3, 2020, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.6 to 1.0. For the twelve month period ended April 3, 2020, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 7.5 to 1.0.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of April 3, 2020, we were in full compliance with the financial covenants described above. As of April 3, 2020, our adjusted EBITDA would have to decline by approximately $124 million, or approximately 39%, in order for us to not be in compliance with our financial covenants. The Revolving Credit Facility is supported by a consortium of fourteen lenders with no lender controlling more than 27% of the facility.
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
Contractual Obligations
There have been no significant changes to our contractual obligations during the quarter ended April 3, 2020 as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
There have been no significant changes to the critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Other than the uncertainties resulting from the global pandemic, there have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of April 3, 2020. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of April 3, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b.	Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended April 3, 2020, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1A.	RISK FACTORS
The Company is providing this additional risk factor to supplement the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
Our operations may be adversely impacted by the ongoing global impact of the COVID-19 pandemic.
The global spread of the novel coronavirus, or COVID-19, has created significant uncertainty and worldwide economic disruption. We anticipate that COVID-19 may negatively impact our future operating results; however, given the evolving health, economic, social and governmental environments, the duration and scope of the impact is uncertain.
Specific impacts to our business potentially include delayed or reduced customer orders, restrictions on our associates’ ability to travel or work, delays in shipments to and from certain countries, and disruptions in our supply chain. Any negative impact to our operations from delayed or reduced customer demand would likely lag our customers delayed or reduced sales to their customers. Additionally, we could be impacted by our customers’ approach to inventory management, which could vary significantly by customer. Additionally, this pandemic could affect our manufacturing facilities or our associates’ health. If the operations of any of our manufacturing sites are materially impacted as a result of the pandemic, it may not be possible for us to timely manufacture relevant products at required levels, or at all. We have modified, and might further modify, our business practices in response to the COVID-19 pandemic and related third-party responses, including from government authorities. Any business closures, operating disruptions, or travel or work restrictions that impact our associates, customers, suppliers or manufacturing facilities may adversely affect our operations locally and worldwide and could have a material adverse effect on our operating results and financial condition.
Further, the collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply worldwide, has had, and is reasonably likely to continue to have, a material adverse impact on the demand for our Electrochem products.
The potential effects of the COVID-19 pandemic also could impact many of our risk factors included in Part 1, Item A of our 2019 Form 10-K, including, but not limited to, our reliance on a limited number of customers, reliance on third party suppliers, ability to realize the full value of our intangible assets, ability to meet certain financial covenants, access to capital markets, and interruption of our manufacturing operations. However, given the evolving health, economic, social, and governmental environments, the potential impact that the COVID-19 pandemic could have on our risk factors that are further described in our 2019 Form 10-K remains uncertain.

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

Dated:	May 8, 2020	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jason K. Garland
Jason K. Garland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)