Form 10-Q
period 2020-07-03
Integer Holdings Corp
filed 2020-07-30
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2020
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of July 24, 2020 was: 32,848,950 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended July 3, 2020

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	July 3, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$206,244	$13,535
Accounts receivable, net of provision for credit losses of $2.2 million and allowance for doubtful accounts of $2.4 million, respectively	147,751	191,985
Inventories	172,458	167,256
Contract assets	37,389	24,767
Prepaid expenses and other current assets	15,660	17,852
Total current assets	579,502	415,395
Property, plant and equipment, net	247,646	246,185
Goodwill	844,972	839,617
Other intangible assets, net	762,434	775,784
Deferred income taxes	5,152	4,438
Operating lease assets	47,327	42,379
Other long-term assets	36,422	29,295
Total assets	$2,523,455	$2,353,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,500	$37,500
Accounts payable	54,000	64,975
Income taxes payable	4,760	3,023
Operating lease liabilities	8,102	7,507
Accrued expenses and other current liabilities	49,286	66,073
Total current liabilities	153,648	179,078
Long-term debt	930,385	777,272
Deferred income taxes	187,300	187,978
Operating lease liabilities	40,552	37,114
Other long-term liabilities	30,169	19,163
Total liabilities	1,342,054	1,200,605
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,847,017 shares issued; 32,838,552 and 32,700,471 shares outstanding, respectively	33	33
Additional paid-in capital	695,651	701,018
Treasury stock, at cost, 8,465 and 146,546 shares, respectively	(509)	(8,809)
Retained earnings	471,747	440,258
Accumulated other comprehensive income	14,479	19,988
Total stockholders’ equity	1,181,401	1,152,488
Total liabilities and stockholders’ equity	$2,523,455	$2,353,093
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands except per share data)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Sales	$240,115	$314,194	$568,541	$628,870
Cost of sales	182,252	217,210	413,976	443,276
Gross profit	57,863	96,984	154,565	185,594
Operating expenses:
Selling, general and administrative expenses	33,903	33,143	70,360	68,099
Research, development and engineering costs	12,746	11,396	25,987	22,991
Other operating expenses	2,029	3,108	4,957	5,998
Total operating expenses	48,678	47,647	101,304	97,088
Operating income	9,185	49,337	53,261	88,506
Interest expense, net	9,273	13,612	19,634	27,442
(Gain) loss on equity investments, net	205	1,611	(1,720)	1,652
Other income, net	(458)	(718)	(1,457)	(552)
Income from continuing operations before taxes	165	34,832	36,804	59,964
Provision (benefit) for income taxes	(224)	6,610	5,315	10,376
Income from continuing operations	$389	$28,222	$31,489	$49,588

Discontinued operations:
Income from discontinued operations before taxes	—	4,930	—	5,316
Provision for income taxes	—	95	—	178
Income from discontinued operations	$—	$4,835	$—	$5,138

Net income	$389	$33,057	$31,489	$54,726

Basic earnings per share:
Income from continuing operations	$0.01	$0.87	$0.96	$1.52
Income from discontinued operations	—	0.15	—	0.16
Basic earnings per share	0.01	1.01	0.96	1.68

Diluted earnings per share:
Income from continuing operations	$0.01	$0.85	$0.95	$1.50
Income from discontinued operations	—	0.15	—	0.16
Diluted earnings per share	0.01	1.00	0.95	1.66

Weighted average shares outstanding:
Basic	32,834	32,621	32,820	32,579
Diluted	33,129	33,009	33,123	32,995
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Comprehensive Income
Net income	$389	$33,057	$31,489	$54,726
Other comprehensive income (loss):
Foreign currency translation gain (loss)	12,948	4,510	916	(2,328)
Change in fair value of cash flow hedges, net of tax	2,204	(4,043)	(6,425)	(4,745)
Other comprehensive income (loss), net of tax	15,152	467	(5,509)	(7,073)
Comprehensive income, net of tax	$15,541	$33,524	$25,980	$47,653
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	July 3, 2020	June 28, 2019
Cash flows from operating activities:
Net income	$31,489	$54,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,074	38,535
Debt related charges included in interest expense	2,045	3,676
Stock-based compensation	3,242	5,433
Non-cash charges related to customer bankruptcy	567	—
Non-cash lease expense	3,875	3,750
Non-cash (gain) loss on equity investments	(1,720)	1,652
Other non-cash (gains) losses	39	(311)
Deferred income taxes	39	(1,126)
Gain on sale of discontinued operations	—	(4,974)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	44,115	(30,545)
Inventories	(5,933)	2,846
Prepaid expenses and other assets	(16,564)	(16,692)
Accounts payable	(5,854)	16,289
Accrued expenses and other liabilities	(18,195)	(8,593)
Income taxes payable	1,735	2,884
Net cash provided by operating activities	77,954	67,550
Cash flows from investing activities:
Acquisition of property, plant and equipment	(26,680)	(15,506)
Purchase of intangible asset	(4,107)	—
Proceeds from sale of property, plant and equipment	52	5
Purchase of equity investments	—	(327)
Acquisitions, net	(5,219)	—
Proceeds from sale of discontinued operations	—	4,734
Net cash used in investing activities	(35,954)	(11,094)
Cash flows from financing activities:
Principal payments of long-term debt	(18,750)	(70,750)
Proceeds from senior secured revolving line of credit	185,000	15,000
Payments of senior secured revolving line of credit	(15,000)	(10,000)
Proceeds from the exercise of stock options	2,474	1,600
Tax withholdings related to net share settlements of restricted stock unit awards	(2,779)	(2,123)
Net cash provided by (used in) financing activities	150,945	(66,273)
Effect of foreign currency exchange rates on cash and cash equivalents	(236)	170
Net increase (decrease) in cash and cash equivalents	192,709	(9,647)
Cash and cash equivalents, beginning of period	13,535	25,569
Cash and cash equivalents, end of period	$206,244	$15,922
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Total stockholders’ equity, beginning balance	$1,164,201	$1,075,972	$1,152,488	$1,060,493

Common stock and additional paid-in capital
Balance, beginning of period	694,779	694,943	701,051	691,116
Stock awards exercised or vested	(599)	18	(8,609)	1,132
Stock-based compensation	1,504	2,720	3,242	5,433
Balance, end of period	695,684	697,681	695,684	697,681
Treasury stock
Balance, beginning of period	(1,263)	(10,026)	(8,809)	(8,125)
Treasury shares purchased	—	(782)	—	(2,905)
Treasury shares reissued	754	243	8,300	465
Balance, end of period	(509)	(10,565)	(509)	(10,565)
Retained earnings
Balance, beginning of period	471,358	365,591	440,258	344,498
Adoption of ASC 842, Leases	—	—	—	(576)
Net income	389	33,057	31,489	54,726
Balance, end of period	471,747	398,648	471,747	398,648
Accumulated other comprehensive income (loss)
Balance, beginning of period	(673)	25,464	19,988	33,004
Other comprehensive income (loss)	15,152	467	(5,509)	(7,073)
Balance, end of period	14,479	25,931	14,479	25,931
Total stockholders’ equity, ending balance	$1,181,401	$1,111,695	$1,181,401	$1,111,695
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
The second quarter and first six months of 2020 ended on July 3, 2020 and consisted of 91 days and 185 days, respectively. The second quarter and first six months of 2019 ended on June 28, 2019 and consisted of 91 days and 182 days, respectively.
Supplier Financing Arrangements
Beginning in 2020, the Company began utilizing supplier financing arrangements with financial institutions to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale of, and are accounted for as a reduction to, accounts receivable. The agreements transfer control and risk related to the receivables to the financial institutions. The Company has no continuing involvement in the transferred receivables subsequent to the sale. During the three and six months ended July 3, 2020, the Company sold and de-recognized accounts receivable and collected cash of $15.4 million and $30.9 million, respectively. The costs associated with the supplier financing arrangements were not material for the three and six months ended July 3, 2020.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to concerns about structural risks of interbank offered rates (“IBORs”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The ASU applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. ASU 2020-04 has not yet affected the Company’s Condensed Consolidated Financial Statements.
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
The contingent consideration represents the estimated fair value of the Company’s obligation, under the asset purchase agreement, to make additional payments of up to $5.5 million if certain revenue goals are met through 2023. The assets acquired principally consist of $7.4 million of developed technology, $10.4 million of goodwill, $0.7 million of acquired property, plant and equipment, and $0.6 million of other working capital items. The developed technology intangible asset is being amortized over a useful life of 8 years. The $10.4 million of goodwill reflects a $0.1 million decrease resulting from the working capital adjustment. The company finalized the valuation and completed the purchase price allocation for the USB acquisition during the second quarter of 2020.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.) BUSINESS ACQUISITIONS (Continued)
For segment reporting purposes, the results of operations and assets from these acquisitions have been included in the Company’s Medical segment since the respective acquisition dates. For the three and six months ended July 3, 2020, sales related to InoMec and USB were $1.8 million and $3.2 million, respectively. Earnings related to the operations consisting of the assets and liabilities acquired from InoMec and USB for the three and six months ended July 3, 2020 were not material. During the six months ended July 3, 2020, direct costs of these acquisitions of $0.8 million were expensed as incurred and included in Other Operating Expenses in the Condensed Consolidated Statement of Operations.
Pro forma financial information has not been presented for these acquisitions as the net effects were not significant or material to the Company’s results of operations or financial position.
(3.) SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 3, 2020	June 28, 2019
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$3,282	$2,297
Purchase of intangible asset included in accrued expenses at period end	500	—
Supplemental lease disclosures:
Operating lease assets obtained in exchange for new or remeasured operating lease liabilities	7,556	—
Refer to Note 16 “Discontinued Operations” for additional supplemental cash flow information pertaining to discontinued operations.
(4.) INVENTORIES
Inventories comprise the following (in thousands):

	July 3, 2020	December 31, 2019
Raw materials	$83,666	$79,742
Work-in-process	59,899	60,042
Finished goods	28,893	27,472
Total	$172,458	$167,256
(5.)  GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the six months ended July 3, 2020 were as follows (in thousands):

	Medical	Non- Medical	Total
December 31, 2019	$822,617	$17,000	$839,617
Foreign currency translation	640	—	640
Acquisitions and related adjustments (Note 2)	4,715	—	4,715
July 3, 2020	$827,972	$17,000	$844,972

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.) GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)
Intangible Assets
Intangible assets at July 3, 2020 and December 31, 2019 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
July 3, 2020
Definite-lived:
Purchased technology and patents	$253,740	$(144,969)	$108,771
Customer lists	708,284	(145,379)	562,905
Other	4,099	(3,629)	470
Total	$966,123	$(293,977)	$672,146
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2019
Definite-lived:
Purchased technology and patents	$248,264	$(138,435)	$109,829
Customer lists	706,852	(131,185)	575,667
Other	3,503	(3,503)	—
Total	$958,619	$(273,123)	$685,496
Indefinite-lived:
Trademarks and tradenames			$90,288
When acquiring certain assets, the Company assesses whether the acquired assets are a result of a business combination or a purchase of an asset. In the first quarter of 2020, the Company acquired a set of similar identifiable intangible assets relating to a license to use technology within its Non-Medical segment. The Company paid $3.5 million upon closing, $0.5 million in the second quarter, and expects to pay $0.5 million in additional consideration subject to the completion of certain milestones. In addition, the Company has capitalized $0.1 million of costs associated with acquiring the license as an intangible asset. The intangible asset of $4.6 million is being amortized over 11 years, the remaining useful life of the patented technology. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Cost of sales	$3,172	$3,195	$6,441	$6,457
Selling, general and administrative expenses	6,979	6,636	14,154	13,228
Total intangible asset amortization expense	$10,151	$9,831	$20,595	$19,685
Estimated future intangible asset amortization expense based on the carrying value as of July 3, 2020 is as follows (in thousands):

	Remainder of 2020	2021	2022	2023	2024	After 2024
Amortization Expense	$20,289	40,766	39,727	38,320	37,378	495,666

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)  DEBT
Long-term debt comprises the following (in thousands):

	July 3, 2020	December 31, 2019
Senior secured term loan A	$248,437	$267,188
Senior secured term loan B	558,286	558,286
Revolving line of credit	170,000	—
Unamortized discount on term loan B and debt issuance costs	(8,838)	(10,702)
Total debt	967,885	814,772
Current portion of long-term debt	(37,500)	(37,500)
Total long-term debt	$930,385	$777,272
The Company has senior secured credit facilities (the “Senior Secured Credit Facilities”) as of July 3, 2020, consisting of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), (ii) a term loan A facility (the “TLA Facility”), and (iii) a term loan B facility (the “TLB Facility”). The TLA Facility and TLB Facility are collectively referred to as the “Term Loan Facilities.” The TLB Facility was issued at a 1% discount.
Revolving Credit Facility
The Revolving Credit Facility matures on October 27, 2022. The Revolving Credit Facility includes a $15 million sublimit for swingline loans and a $25 million sublimit for standby letters of credit. The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.175% and 0.25%, depending on the Company’s Total Net Leverage Ratio (as defined in the Senior Secured Credit Facilities agreement). As of July 3, 2020, the commitment fee on the unused portion of the Revolving Credit Facility was 0.25%. Interest rates on the Revolving Credit Facility, as well as the TLA Facility, are at the Company’s option, either at: (i) the prime rate plus the applicable margin, which will range between 0.50% and 2.00%, based on the Company’s Total Net Leverage Ratio, or (ii) the applicable LIBOR rate plus the applicable margin, which will range between 1.50% and 3.00%, based on the Company’s Total Net Leverage Ratio.
As of July 3, 2020, the Company had available borrowing capacity on the Revolving Credit Facility of $23.3 million after giving effect to $170.0 million of outstanding borrowings and $6.7 million of outstanding standby letters of credit. As of July 3, 2020, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 2.18%.
Term Loan Facilities
The TLA Facility and TLB Facility mature on October 27, 2022. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 1.50% or (ii) the applicable LIBOR rate plus 2.50%, with LIBOR subject to a 1.00% floor. As of July 3, 2020, the interest rates on the TLA Facility and TLB Facility were 2.19% and 3.50%, respectively.
Covenants
As of July 3, 2020, the Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 4.00:1.00, and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 3.00:1.00. The TLB Facility does not contain any financial maintenance covenants. As of July 3, 2020, the Company was in compliance with these financial covenants.
Contractual maturities under the Senior Secured Credit Facilities for the remainder of 2020 and through maturity, excluding any discounts or premiums, as of July 3, 2020 are as follows (in thousands):

	2020	2021	2022
Future minimum principal payments	$18,750	37,500	920,473
The Company prepaid portions of its TLB Facility during 2019. The Company recognized losses from extinguishment of debt during the three and six months ended June 28, 2019 of $0.6 million and $1.0 million, respectively. The loss from extinguishment of debt represents the portion of the unamortized discount and debt issuance costs related to the portion of the TLB Facility that was prepaid and is included in Interest Expense in the accompanying Condensed Consolidated Statements of Operations.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)  DEBT (Continued)
Amendment to the Senior Secured Credit Facilities
On July 13, 2020, the Company amended the Senior Secured Credit Facilities (the “Amendment”) to increase the Total Net Leverage Ratio. The Amendment increases the Total Net Leverage Ratio from a ratio of 4.00 to 1.00 to 4.75 to 1.00 for the period beginning with the third fiscal quarter of 2020 through the second fiscal quarter of 2021. The Total Net Leverage Ratio steps down to 4.50 to 1.00 for the third fiscal quarter of 2021, and reverts to and remains at 4.00 to 1.00 beginning with the fourth quarter of 2021 through maturity. Additionally, the Company added a credit facility feature where its Net Leverage Ratio can be increased by 0.50 for up to four consecutive quarters commencing in any fiscal quarter in which it consummates an Eligible Adjustment Acquisition (as defined in the Amendment) with a $40 million or greater purchase price.
In connection with the Amendment, the Company agreed to pay each consenting lender an advanced amendment fee of 0.1% of the unused commitments and the outstanding loans on the Revolving Credit Facility and TLA Facility on the amendment effective date. The Company will also pay the consenting lenders a deferred amendment fee, payable in installments of 0.03125% of the outstanding Revolving Credit Facility and TLA Facility each quarter through maturity when the Company’s Total Net Leverage Ratio equals or exceeds 3.00 to 1.00.
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
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Stock options	$10	$102	$23	$203
RSUs	1,494	2,618	3,219	5,230
Total stock-based compensation expense	$1,504	$2,720	$3,242	$5,433

Cost of sales	$230	$281	$684	$598
Selling, general and administrative expenses	1,153	2,334	2,289	4,664
Research, development and engineering costs	121	58	269	124
Other operating expenses	—	47	—	47
Total stock-based compensation expense	$1,504	$2,720	$3,242	$5,433

The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2019	384,013	$34.96
Exercised	(66,131)	37.41
Outstanding at July 3, 2020	317,882	$34.45	4.8	$12.0
Exercisable at July 3, 2020	315,332	$34.36	4.7	$12.0

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)  STOCK-BASED COMPENSATION (Continued)
During the six months ended July 3, 2020, the Company awarded grants to certain members of its Board of Directors, certain members of management, and other employees. The Board of Directors received grants of time-based RSUs that vest in four substantially equal quarterly installments beginning on the three-month anniversary of the grant date. The members of management and other employees received either time-based RSUs or a mix of time-based RSUs and performance-based RSUs (“PRSUs”). The time-based RSUs vest ratably, subject to the recipient’s continuous service to the Company over a period of generally three years from the grant date. For the Company’s PRSUs, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of financial performance or market-based conditions. The financial performance condition is based on the Company’s sales targets. The market-based conditions are based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over three year performance periods.
The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with TSR-based performance conditions. The grant-date fair value of all other RSUs is equal to the closing market price of Integer common stock on the date of grant.
The weighted average fair value and assumptions used to value the TSR portion of the PRSUs granted are as follows:

	Six Months Ended
	July 3, 2020	June 28, 2019
Weighted average fair value	$107.27	$117.03
Risk-free interest rate	1.29%	2.46%
Expected volatility	30%	40%
Expected life (in years)	2.9	2.8
Expected dividend yield	—%	—%
The valuation of the TSR portion of the PRSUs granted during 2020 also reflects a weighted average illiquidity discount of 8.00%, determined utilizing the Chaffe model valuation technique, and related to the six-month period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.
The following table summarizes time-vested RSU activity:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	205,223	$64.75
Granted	140,121	84.26
Vested	(70,955)	56.60
Forfeited	(11,827)	74.76
Nonvested at July 3, 2020	262,562	$76.91
The following table summarizes PRSU activity:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	191,592	$56.30
Granted	67,268	95.06
Vested	(35,363)	31.17
Forfeited	(4,106)	51.54
Nonvested at July 3, 2020	219,391	$72.33

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)  OTHER OPERATING EXPENSES
Other Operating Expenses consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Strategic reorganization and alignment	$138	$1,656	$686	$3,390
Manufacturing alignment to support growth	60	561	188	1,146
2020 restructuring plan	443	—	1,417	—
Acquisition and integration expenses	47	—	403	—
Other general expenses	1,341	891	2,263	1,462
Total other operating expenses	$2,029	$3,108	$4,957	$5,998
Strategic reorganization and alignment
As a result of the strategic review of its customers, competitors and markets, the Company began taking steps in 2017 to better align its resources in order to enhance the profitability of its portfolio of products. These initiatives include improving its business processes and redirecting investments away from projects where the market does not justify the investment, as well as aligning resources with market conditions and the Company’s future strategic direction. During the six months ended July 3, 2020, the Company incurred charges relating to these initiatives, which primarily included severance recorded within the Medical segment. As of July 3, 2020, total expense incurred for these initiatives since inception, including amounts reported in discontinued operations, was $23.0 million. These actions were completed as of July 3, 2020.
Manufacturing alignment to support growth
In 2017, the Company initiated several initiatives designed to reduce costs, increase manufacturing capacity to accommodate growth and improve operating efficiencies.  The plan involves the relocation of certain manufacturing operations and expansion of certain of the Company’s facilities. The Company estimates that it will incur aggregate pre-tax restructuring related charges in connection with the realignment plan of approximately $6 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s manufacturing alignment to support growth initiative were primarily recorded within the Medical segment. As of July 3, 2020, total expense incurred for this initiative since inception was $5.8 million. These actions were substantially completed at the end of 2019.
2020 restructuring plan
The Company’s 2020 restructuring plan mainly consists of costs associated with executing on its sales force excellence, manufacturing excellence and business process excellence imperatives. These projects focus on changing the Company’s organizational structure to match product line growth strategies and customer needs, transitioning its manufacturing process into a competitive advantage and standardizing and optimizing its business processes. The Company estimates that it will incur aggregate pre-tax restructuring related charges in connection with the 2020 restructuring plan of between approximately $2 million to $3 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s 2020 restructuring plan are expected to be primarily recorded within the Medical segment. As of July 3, 2020, total expense incurred for this initiative since inception was $1.4 million, which was primarily severance. These actions are expected to be substantially complete by the end of 2020.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)  OTHER OPERATING EXPENSES (Continued)
The following table summarizes the change in accrued liabilities, presented within Accrued Expense and Other Current Liabilities on the Condensed Consolidated Balance Sheets, related to the initiatives described above (in thousands):

	Severance and Retention	Other	Total
December 31, 2019	$1,389	$596	$1,985
Restructuring charges	1,637	654	2,291
Cash payments	(2,466)	(1,248)	(3,714)
July 3, 2020	$560	$2	$562
Acquisition and integration expenses
During the six months ended July 3, 2020, acquisition and integration expenses included $0.9 million of expenses related to the acquisition of certain assets and liabilities of InoMec and USB, and a $0.5 million adjustment to reduce the fair value of acquisition-related contingent consideration liabilities. Acquisition and integration costs primarily include direct acquisition costs incurred which consist of professional fees and other costs.
Other general expenses
During the six months ended July 3, 2020 and June 28, 2019, the Company recorded expenses related to other initiatives not described above, which relate primarily to actions to align labor with customer demand as a result of COVID-19 and the decline of the energy market, integration and operational initiatives to reduce future costs and improve operational efficiencies. The 2020 and 2019 amounts primarily include severance, systems conversion expenses and expenses related to the restructuring of certain legal entities of the Company.
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
The Company’s effective tax rate for continuing operations for the second quarter of 2020 was (135.8)% on $0.2 million of income from continuing operations before taxes compared to 19.0% on $34.8 million of income from continuing operations before taxes for the same period in 2019. The Company’s effective tax rate for continuing operations for the first six months of 2020 was 14.4% on $36.8 million of income from continuing operations before taxes compared to 17.3% on $60.0 million of income from continuing operations before taxes for the same period in 2019. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the second quarter and first six months of 2020 and 2019 is primarily attributable to discrete tax benefits, as well as the estimated net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the estimated net impact of the Global Intangible Low-Taxed Income (“GILTI”) tax, and the availability of certain tax credits. The Company recorded discrete tax benefits of $0.1 million and $1.0 million, respectively, for the second quarter and first six months of 2020, compared to discrete tax benefits of $0.4 million and $2.1 million, respectively, for the second quarter and first six months of 2019. The discrete tax benefits for all periods are predominately related to excess tax benefits recognized upon vesting of RSUs or exercise of stock options.
As of July 3, 2020 and December 31, 2019, the Company had unrecognized tax benefits from continuing operations of approximately $4.6 million and $4.4 million, respectively. It is reasonably possible that a reduction of up to $0.6 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. As of July 3, 2020 and December 31, 2019, approximately $4.6 million and $4.4 million, respectively, of the unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9.) INCOME TAXES (Continued)
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As allowed under the CARES Act, we are deferring payment of the employer portion of Social Security taxes through the end of 2020. For the six months ended July 3, 2020, there were no material income tax impacts to our Condensed Consolidated Financial Statements as it relates to COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
(10.) COMMITMENTS AND CONTINGENCIES
Contingent Consideration Arrangements
The Company records contingent consideration liabilities related to the earn-out provisions for certain acquisitions. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information.
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
In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed on the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. Following four trials, the Company was awarded approximately $27 million in damages. In August 2019, AVX filed a notice of appeal with the United States Court of Appeals for the Federal Circuit and the Company subsequently filed a notice of cross-appeal. In July 2020, the United States Court of Appeals for the Federal Circuit affirmed, in all respects, the judgment in favor of the Company. To date, the Company has recorded no gains in connection with this litigation.
Product Warranties
The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The product warranty liability is presented within Accrued Expense and Other Current Liabilities on the Condensed Consolidated Balance Sheets. The change in product warranty liability was comprised of the following (in thousands):

December 31, 2019	$1,933
Additions to warranty reserve, net of reversals	(117)
Adjustments to pre-existing warranties	(66)
Warranty claims settled	(997)
July 3, 2020	$753

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11.) EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Numerator for basic and diluted EPS:
Income from continuing operations	$389	$28,222	$31,489	$49,588
Income from discontinued operations	—	4,835	—	5,138
Net income	$389	$33,057	$31,489	$54,726

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	32,834	32,621	32,820	32,579
Dilutive effect of share-based awards	295	388	303	416
Weighted average shares outstanding - Diluted	33,129	33,009	33,123	32,995

Basic earnings per share:
Income from continuing operations	$0.01	$0.87	$0.96	$1.52
Income from discontinued operations	—	0.15	—	0.16
Basic earnings per share	0.01	1.01	0.96	1.68

Diluted earnings per share:
Income from continuing operations	$0.01	$0.85	$0.95	$1.50
Income from discontinued operations	—	0.15	—	0.16
Diluted earnings per share	0.01	1.00	0.95	1.66
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Time-vested stock options, RSAs and RSUs	146	53	131	56
Performance-vested restricted stock and PRSUs	12	48	16	47

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)  STOCKHOLDERS’ EQUITY
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the six month periods ended July 3, 2020 and June 28, 2019:

	Six Months Ended July 3, 2020			Six Months Ended June 28, 2019
	Issued	Treasury Stock	Outstanding	Issued	Treasury Stock	Outstanding
Balance, beginning of period	32,847,017	(146,546)	32,700,471	32,624,494	(151,327)	32,473,167
Stock options exercised	—	66,131	66,131	93,472	—	93,472
RSAs issued, net of forfeitures, and vesting of RSUs	—	71,950	71,950	98,656	(24,681)	73,975
Balance, end of period	32,847,017	(8,465)	32,838,552	32,816,622	(176,008)	32,640,614

Accumulated Other Comprehensive Income (Loss) (“AOCI”) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
April 3, 2020	$(912)	$(13,281)	$10,607	$(3,586)	$2,913	$(673)
Unrealized gain on cash flow hedges	—	1,493	—	1,493	(314)	1,179
Realized loss on foreign currency hedges	—	680	—	680	(142)	538
Realized loss on interest rate swap hedge	—	617	—	617	(130)	487
Foreign currency translation gain	—	—	12,948	12,948	—	12,948
July 3, 2020	$(912)	$(10,491)	$23,555	$12,152	$2,327	$14,479

December 31, 2019	$(912)	$(2,358)	$22,639	$19,369	$619	$19,988
Unrealized loss on cash flow hedges	—	(9,981)	—	(9,981)	2,096	(7,885)
Realized loss on foreign currency hedges	—	483	—	483	(101)	382
Realized loss on interest rate swap hedges	—	1,365	—	1,365	(287)	1,078
Foreign currency translation gain	—	—	916	916	—	916
July 3, 2020	$(912)	$(10,491)	$23,555	$12,152	$2,327	$14,479

March 29, 2019	$(295)	$2,551	$23,701	$25,957	$(493)	$25,464
Unrealized loss on cash flow hedges	—	(4,415)	—	(4,415)	927	(3,488)
Realized loss on foreign currency hedges	—	11	—	11	(2)	9
Realized gain on interest rate swap hedges	—	(714)	—	(714)	150	(564)
Foreign currency translation gain	—	—	4,510	4,510	—	4,510
June 28, 2019	$(295)	$(2,567)	$28,211	$25,349	$582	$25,931

December 28, 2018	$(295)	$3,439	$30,539	$33,683	$(679)	$33,004
Unrealized loss on cash flow hedges	—	(4,569)	—	(4,569)	959	(3,610)
Realized gain on foreign currency hedges	—	(34)	—	(34)	7	(27)
Realized gain on interest rate swap hedge	—	(1,403)	—	(1,403)	295	(1,108)
Foreign currency translation loss	—	—	(2,328)	(2,328)	—	(2,328)
June 28, 2019	$(295)	$(2,567)	$28,211	$25,349	$582	$25,931

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 3, 2020
Liabilities: Foreign currency contracts	$1,398	$—	$1,398	$—
Liabilities: Interest rate swaps	9,093	—	9,093	—
Liabilities: Contingent consideration (Note 2)	5,387	—	—	5,387
Liabilities: Contingent consideration (Note 5)	500	—	—	500

December 31, 2019
Assets: Foreign currency contracts	$710	$—	$710	$—
Liabilities: Interest rate swaps	3,068	—	3,068	—
Liabilities: Contingent consideration (Note 2)	4,200	—	—	4,200
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
Information regarding the Company’s outstanding interest rate swaps designated as cash flow hedges as of July 3, 2020 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$45,000	Jul 2019	Jul 2020	1.8900%	0.1836%	$(51)	Accrued expenses and other current liabilities
200,000	Jun 2020	Jun 2023	2.1785	0.1803	(9,042)	Other long-term liabilities

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
__________
(a) The interest rate swap did not take effect until June 2020.
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges.
Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of July 3, 2020 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$8,756	Apr 2020	Sep 2020	1.0945	Euro	$250	Prepaid expenses and other current assets
15,332	Jul 2020	Dec 2020	0.0491	MXN Peso	(1,559)	Accrued expenses and other current liabilities
4,285	Mar 2020	Dec 2020	0.0241	UYU Peso	(89)	Accrued expenses and other current liabilities
Information regarding outstanding foreign currency contracts designated as cash flow hedges as of December 31, 2019 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$11,166	Jan 2020	Jun 2020	0.0490	MXN Peso	$710	Prepaid expenses and other current assets
Contingent Consideration
The Company estimated the original fair value of the contingent consideration liabilities for the InoMec and USB acquisitions using a Monte Carlo simulation in order to forecast the value of the potential future payment. In periods subsequent to the initial measurement, contingent consideration liabilities are remeasured to fair value each reporting period until the contingent consideration is settled using various assumptions including estimated revenues (based on internal operational budgets and long-range strategic plans), discount rates, revenue volatility and projected payment dates. The assumptions used in the determination of fair value of contingent consideration liabilities are not observable in the market, thus representing a Level 3 measurement within the fair value hierarchy. The contingent consideration liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets. Adjustments to the fair value of contingent consideration liabilities are included in Other operating expenses in the Company’s Condensed Consolidated Statements of Operations.
For the February 19, 2020 InoMec acquisition, additional purchase price payments ranging from zero to $3.5 million are contingent upon the achievement of certain revenue targets through February 29, 2024. At the date of acquisition, the Company estimated the original fair value of the contingent consideration to be $1.7 million. At July 3, 2020, the estimated fair value of the contingent consideration associated with the InoMec acquisition was $1.7 million.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
For the October 7, 2019 USB acquisition, additional purchase price payments ranging from zero to $5.5 million are contingent upon the achievement of certain revenue targets through December 31, 2023. At the date of acquisition, the Company estimated the original fair value of the contingent consideration to be $4.2 million. During the six months ended July 3, 2020, the Company recognized a gain from the fair value adjustment of contingent consideration of $0.5 million. The fair value adjustment for the six months ended July 3, 2020 was due to a change in the timing of the projected future revenues, rise in the estimated revenue volatility, and increase in the discount rate used to calculate the present value of the contingent consideration liability. At July 3, 2020, the estimated fair value of the contingent consideration associated with the USB acquisition was $3.7 million.
During the first quarter of 2020, the Company acquired a set of similar identifiable intangible assets relating to a license to use technology within its Non-Medical segment. At the date of acquisition, the Company estimated the original fair value of the contingent consideration to be $1.0 million. During the second quarter of 2020, the Company paid $0.5 million to settle a portion of this contingent consideration arrangement. At July 3, 2020, the estimated fair value of the contingent consideration associated with the license to use technology was $0.5 million, which represents the estimated fair value of contingent consideration payable upon completion of certain milestones.
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended July 3, 2020 (in thousands):

December 31, 2019	$4,200
Contingent consideration liabilities recorded for acquisitions	2,700
Fair value adjustment included in Other operating expenses	(500)
Settlements	(500)
Foreign currency translation	(13)
July 3, 2020	$5,887

Derivative Instruments with Hedge Accounting Designation
The following table presents the impact of cash flow hedge derivative instruments on other comprehensive income (“OCI”), AOCI and the Company’s Condensed Consolidated Statement of Operations for the three and six months ended July 3, 2020 and June 28, 2019 (in thousands):

	Three Months Ended
	July 3, 2020		June 28, 2019
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$240,115	$87	$314,194	$(473)
Cost of sales	182,252	(733)	217,210	462
Operating expenses	48,678	(34)	47,647	—
Interest expense	9,273	(617)	13,612	714

	Six Months Ended
	July 3, 2020		June 28, 2019
	Total	Amount of Loss on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$568,541	$(41)	$628,870	$(794)
Cost of sales	413,976	(408)	443,276	828
Operating expenses	101,304	(34)	97,088	—
Interest expense	19,634	(1,365)	27,442	1,403

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following tables present the amounts affecting the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2020 and June 28, 2019 (in thousands):

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three months ended,		Location in Statement of Operations	Three months ended,
	July 3, 2020	June 28, 2019		July 3, 2020	June 28, 2019
Interest rate swap	$(1,003)	$(5,151)	Interest expense	$(617)	$714
Foreign exchange forwards	483	1	Sales	87	(473)
Foreign exchange forwards	2,085	735	Cost of sales	(733)	462
Foreign exchange forwards	(72)	—	Operating expenses	(34)	—

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Six Months Ended		Location in Statement of Operations	Six Months Ended
	July 3, 2020	June 28, 2019		July 3, 2020	June 28, 2019
Interest rate swaps	$(7,390)	$(5,599)	Interest expense	$(1,365)	$1,403
Foreign exchange contracts	209	(699)	Sales	(41)	(794)
Foreign exchange contracts	(2,728)	1,729	Cost of sales	(408)	828
Foreign exchange forwards	(72)	—	Operating expenses	(34)	—
The Company expects to reclassify net losses totaling $5.3 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
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
Equity investments are comprised of the following (in thousands):

	July 3, 2020	December 31, 2019
Equity method investment	$17,888	$16,167
Non-marketable equity securities	6,092	6,092
Total equity investments	$23,980	$22,259

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The components of (Gain) Loss on Equity Investments, Net for each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Equity method investment (income) loss	$205	$36	$(1,720)	$77
Impairment charges	—	1,575	—	1,575
Total (gain) loss on equity investments, net	$205	$1,611	$(1,720)	$1,652
The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. As of July 3, 2020, the Company owned 6.6% of this fund.
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
The following table presents sales from continuing operations by product line (in thousands).

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Segment sales from continuing operations by product line:
Medical
Cardio & Vascular	$129,084	$150,397	$308,289	$302,971
Cardiac & Neuromodulation	71,675	114,488	179,495	231,399
Advanced Surgical, Orthopedics & Portable Medical	30,625	32,646	61,862	64,234
Total Medical	231,384	297,531	549,646	598,604
Non-Medical	8,731	16,663	18,895	30,266
Total sales from continuing operations	$240,115	$314,194	$568,541	$628,870
The following table presents income from continuing operations for the Company’s reportable segments (in thousands).

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Segment income from continuing operations:
Medical	$26,910	$63,706	$92,126	$120,086
Non-Medical	2,467	5,298	3,680	9,609
Total segment income	29,377	69,004	95,806	129,695
Unallocated operating expenses	(20,192)	(19,667)	(42,545)	(41,189)
Operating income	9,185	49,337	53,261	88,506
Unallocated expenses, net	(9,020)	(14,505)	(16,457)	(28,542)
Income from continuing operations before taxes	$165	$34,832	$36,804	$59,964

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
Revenue recognized from products and services transferred to customers over time for the three and six months ended July 3, 2020 represented 25% and 28%, respectively, of total revenue. Revenue recognized from products and services transferred to customers over time for the three and six months ended June 28, 2019 represented 10% and 12%, respectively, of total revenue, All revenue recognized from products and services transferred to customers over time during the periods presented was within the Medical segment.
The following table presents revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended
	July 3, 2020		June 28, 2019
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	23%	*	21%	*
Customer B	16%	*	18%	*
Customer C	10%	*	13%	*
Customer D	*	23%	*	25%
Customer E	*	15%	*	*
All other customers	51%	62%	48%	75%

	Six Months Ended
	July 3, 2020		June 28, 2019
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	21%	*	23%	*
Customer B	16%	*	18%	*
Customer C	14%	*	12%	*
Customer D	*	21%	*	25%
Customer E		12%	*	*
All other customers	49%	67%	47%	75%
__________
* Less than 10% of segment’s total revenues for the period.

The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped.

	Three Months Ended
	July 3, 2020		June 28, 2019
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	55%	54%	56%	56%
Puerto Rico	*	*	12%	*
Singapore	*	11%	*	10%
Canada	*	14%	*	14%
All other countries	45%	21%	32%	20%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.) REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

	Six Months Ended
	July 3, 2020		June 28, 2019
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	55%	49%	56%	56%
Puerto Rico	11%	*	13%	*
United Kingdom	*	12%	*	*
Singapore	*	12%	*	*
Canada	*	13%	*	14%
All other countries	34%	14%	31%	30%
__________
* Less than 10% of segment’s total revenues for the period.

Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	July 3, 2020	December 31, 2019
Contract assets	$37,389	$24,767
Contract liabilities included in accrued expenses and other current liabilities	$2,415	$1,975
Contract assets at July 3, 2020, increased $12.6 million from December 31, 2019, due to a new contract with a customer where control is transferred over time. During the three and six months ended July 3, 2020, the Company recognized $1.0 million and $1.1 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2019. During the three and six months ended June 28, 2019, the Company recognized $0.1 million and $0.4 million, respectively, of revenue that was included in the contract liability balance as of December 28, 2018.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16.)  DISCONTINUED OPERATIONS
On July 2, 2018, the Company completed the sale of its AS&O Product Line to Viant. In connection with the sale, the parties executed a transition services agreement whereby the Company would provide certain corporate services (including accounting, payroll, and information technology services) to Viant for a period of up to one year from the date of the closing to facilitate an orderly transfer of business operations. Viant paid Integer for these services as specified in the transition services agreement, which were complete as of June 28, 2019. For the performance of services during the three and six months ended June 28, 2019, the Company recognized $1.2 million and $2.9 million, respectively, of income under the transition services agreement. For the six months ended June 28, 2019, $0.1 million is within Cost of sales and for the three and six months ended June 28, 2019, $1.2 million and $2.8 million, is within Selling, general and administrative expenses.
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
The operating results of the AS&O Product Line have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The discontinued operations of the AS&O Product Line are reported in the Medical segment. Income from discontinued operations net of taxes, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Gain on sale of discontinued operations	$—	$(4,974)	$—	$(4,974)
Other income, net	—	44	—	(342)
Provision for income taxes	—	95	—	178
Income from discontinued operations	$—	$4,835	$—	$5,138
Cash flow information from discontinued operations was as follows (in thousands):

	Six Months Ended
	July 3, 2020	June 28, 2019
Cash used in operating activities	$—	$(58)
Cash provided by investing activities	—	4,734
(17.) RECENT DEVELOPMENTS
Beginning in early March 2020, the global spread of the novel coronavirus (“COVID-19”), has created significant uncertainty and worldwide economic disruption. Specific impacts to the Company’s business include delayed or reduced customer orders and sales, restrictions on its associates’ ability to travel or work, delays in shipments to and from certain countries, and disruptions in its supply chain. Further, the collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, has adversely impacted the demand for products in the Company’s Non-Medical reportable segment. Considering these events and circumstances, the Company elected to bypass a qualitative analysis of its Non-Medical reporting unit’s goodwill and performed a quantitative analysis as of the first quarter of 2020. The fair value of the Non-Medical reporting unit exceeded its carrying amount as of April 3, 2020.
In response to COVID-19 and the related uncertainty, the Company is taking prudent measures to improve its liquidity and strengthen its financial position. On April 10, 2020, the Company drew a $160 million portion of its Revolving Credit Facility to protect against a prolonged pandemic coupled with financial market illiquidity. Additionally, on July 13, 2020, the Company amended the terms of its senior secured credit facility to increase the total net leverage ratio.
The extent to which COVID-19 impacts the Company’s operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As pandemic-related events continue to evolve, additional impacts may arise that the Company is not aware of currently. Any prolonged material disruption of the Company’s associates, suppliers, manufacturing, or customers could materially impact its consolidated financial position, results of operations or cash flows.

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
Forward-Looking Statements
Some of the statements contained in this report and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, and these statements are subject to known and unknown risks, uncertainties and assumptions. Forward-looking statements include statements relating to:
•the impact of the COVID-19 global pandemic;
•future sales, expenses, and profitability;
•future development and expected growth of our business and industry;
•our ability to execute our business model and our business strategy;
•having available sufficient cash and borrowing capacity to meet working capital, debt service and capital expenditure requirements for the next twelve months; and
•projected capital spending.
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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following:
•the duration, scope and impact of the COVID-19 pandemic, including government, social, business and other actions taken in response to the pandemic and the effect of the pandemic on our associates, suppliers and customers as well as the global economy;
•our dependence upon a limited number of customers;
•pricing pressures that we face from customers;
•our ability to respond to changes in technology;
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
•our significant amount of outstanding indebtedness and our ability to remain in compliance with financial and other covenants under our senior secured credit facilities;
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
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
The second quarter and first six months of 2020 ended on July 3, 2020 and consisted of 91 days and 185 days, respectively. The second quarter and first six months of 2019 ended on June 28, 2019 and consisted of 91 days and 182 days, respectively.
Recent Developments
We have continued to actively monitor the global spread of the novel coronavirus, or COVID-19, and, although the magnitude of the COVID-19 pandemic remains unpredictable, we continue to take steps in response to the pandemic to mitigate the impact to us posed by its spread and related third party responses, including from government authorities, our associates, customers and suppliers. We continue to prioritize the safety of our associates while continuing to provide critical products that patients rely on every day. Additionally, we have implemented numerous cost reduction actions to reduce discretionary expenses for the balance of the year. The following is a summary of a variety of the actions we have taken and continue to take.
Governmental Actions
Regulatory authorities worldwide have imposed various and fluctuating restrictions regarding the conduct of business and the movement of people. However, we have been able to continue our operations throughout the pandemic because of the essential nature of the products we develop and manufacture. In response to the pandemic, many governments have also recently enacted legislation designed to support businesses and workers impacted by COVID-19. While we will seek benefits under this legislation where available, we do not expect that such benefits will have a material impact on our operations and financial condition.
Associates
The health and safety of our associates is a priority for us. We have implemented measures to safeguard our associates from COVID-19 infection and exposure, consistent with guidelines promulgated by the World Health Organization, the United States Center for Disease Control, and other applicable regional authorities.  These measures consist of policies, procedures, protocols, and guidance related to, among other things, COVID-19 symptom awareness, effective hygiene practices, travel restrictions, visitor restrictions, social distancing, face covering expectations, temperature and health screening, work-from-home requirements, absenteeism policies, enhanced workplace cleaning, and large-scale decontamination.
To balance cost management during what we expect to be temporary sales declines in certain areas, we are utilizing reductions-in-force, furloughs and temporary shutdowns to more closely align labor with customer demand, and we will continue to assess the need for further actions in this area. In doing so, we are monitoring benefits available to our associates under various governmental programs, including assistance for associates unable to work for COVID-19 reasons. We have, and will continue to, seek to understand whether these benefits apply to our associates, how the available benefits support the best interests of our associates, and how the available benefits may impact our business now and in the future as we return to more normalized operations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Customers
Likewise, we remain in close contact with our customers to respond to increased critical needs such as ventilator and patient monitor components and to understand the impact of COVID-19 on their business. COVID-19 has introduced volatility and uncertainty to all of our customers, which has resulted in the need for us to react and respond. As expected, we did experience decreased sales in the second quarter of 2020, largely because of delays in medical procedures. Because of our position in the supply chain, any delayed or reduced customer demand that we continue to experience will likely lag any similar delay or reduction in sales by our customers to their customers. This impact could be mitigated or enhanced depending on the various inventory management approaches utilized by our customers. We have had, and will continue to have, close conversation with our customers to be in the best possible position to respond to their needs.
Supply Chain
Our suppliers are also experiencing the impact of COVID-19 on their businesses. Because of our ability to continue to operate under government rules relating to essential or permitted businesses and services, our suppliers also have generally been permitted to continue conducting business to the extent they support our work. However, our suppliers also have had challenges in maintaining an adequate workforce, securing materials from their own suppliers, implementing workplace safety practices, and have instituted periodic closures as a result of COVID-19. We are taking steps to validate our suppliers’ ability to continue to deliver to us on time, which may also be affected by the impact of COVID-19 on their own financial condition.
Internal Controls over Financial Reporting and Disclosure Controls
We have taken proactive measures to ensure we have maintained an appropriate internal control environment while certain of our workforce continue to work from home, in response to various government orders to “stay in place” or “shelter in place”.  Our control environment allows access to technology and online communications that has not required a change in controls. We believe our existing disclosure controls are appropriate to address the financial reporting implications as a result of the COVID-19 pandemic.
Governance
We are conducting regular leadership calls with global and regional leaders to review the effectiveness of associate safety measures, monitor the spread of the virus in the geographies in which we operate, discuss the evolving availability of testing and therapeutic medicine, and assess the impact of the pandemic on our business. These meetings also serve to identify actions we must take to manage COVID-19 risks or opportunities on an enterprise-wide or on a regional basis, and to ensure that progress is made on actions to which we have previously committed. Moreover, through formal meetings and other communications, we are in regular contact with our Board of Directors and Committees of the Board of Directors on the COVID-19 pandemic risks. This regular contact provides opportunities to ensure our board members remain informed, and can perform their duties of risk oversight. This communication also allows management to gain the valuable business and governance perspectives of our board members. Most importantly, we have been communicating with all associates regularly regarding, among other things, the steps we are taking to safeguard their health and safety, the flexible work and pay arrangements we have instituted as result of the COVID-19 pandemic, and the progress we are making in managing the effects of the pandemic on our business.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Strategic Overview
We continue to take steps to better align our resources in order to invest to grow and protect, and preserve our portfolio of products. In addition to our portfolio strategy, we have launched the execution of six key operational strategic imperatives designed to drive excellence in everything we do:
•Sales Force Excellence: We are changing the organizational structure to match product line growth strategies and customer needs. This change is about getting more out of the capabilities we already have, and will increase individual accountability and clarity of ownership, while serving customers more effectively.
•Market Focused Innovation: We are ensuring we get the most return on our research and development investments. Integer is currently focusing on getting a clearer picture of how we spend our money and ensuring we are spending it in the right places so we can increase investments to drive future growth.
•Manufacturing Excellence: The goal is to deliver world-class operational performance in the areas of safety, quality, delivery and overall efficiency. We want to transition our manufacturing into a competitive advantage through a single, enterprise-wide manufacturing structure known as the Integer Production System. This system will provide standardized systems and processes by leveraging best practices and applying them across all of our global sites.
•Business Process Excellence: Integer is taking a systematic approach to driving excellence in everything we do by standardizing, optimizing and ultimately sustaining all of our processes.
•Leadership Capability: We have a robust plan to make leadership a competitive advantage for Integer, and since the success rate is higher with internal hires, we are focusing on finding and developing leaders from within the Company to build critical capabilities for future success.
•Performance Excellence: We are raising the bar on associate performance to maximize our impact. This includes aligning key roles with critical capabilities, positioning the best talent against the biggest work, and putting tools and processes in place to provide higher financial rewards for top performers, so our top performers can see increased results in pay for increased results in their performance.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Overview of Continuing Operations
Income from continuing operations for the second quarter and first six months of 2020 was $0.4 million, or $0.01 per diluted share, and $31.5 million, or $0.95 per diluted share, respectively, compared to income from continuing operations of $28.2 million, or $0.85 per diluted share, and $49.6 million, or $1.50 per diluted share, for the second quarter and first six months of 2019, respectively. These variances are primarily the result of the following:
•Sales for the second quarter and first six months of 2020 decreased $74.1 million and $60.3 million, respectively, when compared to the same periods in 2019, primarily due to the impact of the COVID-19 pandemic.
•Gross profit for the second quarter and first six months of 2020 decreased $39.1 million and $31.0 million, respectively, primarily due to the decrease in sales due to the impact of the COVID-19 pandemic and price reductions given to our customers, partially offset by production efficiencies resulting from our Manufacturing Excellence strategic imperative.
•Operating expenses for the first quarter and first six months of 2020 increased $1.0 million and $4.2 million, respectively, compared to the same periods in 2019, due to increases in Selling, general and administrative expenses and Research, development and engineering costs, partially offset by decreases in Other operating expenses.
•Interest expense for the first quarter and first six months of 2020 decreased $4.3 million and $7.8 million, respectively, compared to the same periods in 2019, primarily due to lower interest rates.
•During the second quarter and first six months of 2020, we recognized a net loss on equity investments of $0.2 million and a net gain of $1.7 million, respectively, compared to net losses of $1.6 million and $1.7 million for the second quarter and first six months of 2019, respectively. Gains and losses on equity investments are generally unpredictable in nature.
•Other income, net for the second quarter and first six months of 2020 was $0.5 million and $1.5 million, respectively, compared to $0.7 million and $0.6 million, respectively, for the second quarter and first six months of 2019, primarily due to higher foreign currency gains in the 2020 periods compared to the same periods in 2019.
•We recorded an income tax benefit for the second quarter of 2020 of $0.2 million and a provision for income taxes of $5.3 million for the first six months of 2020, compared with provisions for income taxes of $6.6 million and $10.4 million during the same periods in 2019. The changes in income tax were primarily due to relative changes in pre-tax income.

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

	Three Months Ended
	July 3,	June 28,	Change
	2020	2019	$	%
Medical Sales:
Cardio & Vascular	129,084	$150,397	$(21,313)	(14.2)%
Cardiac & Neuromodulation	71,675	114,488	(42,813)	(37.4)%
Advanced Surgical, Orthopedics & Portable Medical	30,625	32,646	(2,021)	(6.2)%
Total Medical Sales	231,384	297,531	(66,147)	(22.2)%
Non-Medical	8,731	16,663	(7,932)	(47.6)%
Sales	240,115	314,194	(74,079)	(23.6)%
Cost of sales	182,252	217,210	(34,958)	(16.1)%
Gross profit	57,863	96,984	(39,121)	(40.3)%
Gross profit as a % of sales	24.1%	30.9%
Selling, general and administrative expenses (“SG&A”)	33,903	33,143	760	2.3%
SG&A as a % of sales	14.1%	10.5%
Research, development and engineering costs (“RD&E”)	12,746	11,396	1,350	11.8%
RD&E as a % of sales	5.3%	3.6%
Other operating expenses	2,029	3,108	(1,079)	(34.7)%
Operating income	9,185	49,337	(40,152)	(81.4)%
Operating margin	3.8%	15.7%
Interest expense	9,273	13,612	(4,339)	(31.9)%
Loss on equity investments, net	205	1,611	(1,406)	(87.3)%
Other income, net	(458)	(718)	260	(36.2)%
Income from continuing operations before taxes	165	34,832	(34,667)	(99.5)%
Provision (benefit) for income taxes	(224)	6,610	(6,834)	(103.4)%
Effective tax rate	(135.8)%	19.0%
Income from continuing operations	$389	$28,222	$(27,833)	(98.6)%
Income from continuing operations as a % of sales	0.2%	9.0%
Diluted earnings per share from continuing operations	$0.01	$0.85	$(0.84)	(98.8)%
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six Months Ended
	July 3,	June 28,	Change
	2020	2019	$	%
Medical Sales:
Cardio & Vascular	$308,289	$302,971	$5,318	1.8%
Cardiac & Neuromodulation	179,495	231,399	(51,904)	(22.4)%
Advanced Surgical, Orthopedics & Portable Medical	61,862	64,234	(2,372)	(3.7)%
Total Medical Sales	549,646	598,604	(48,958)	(8.2)%
Non-Medical	18,895	30,266	(11,371)	(37.6)%
Total Sales	568,541	628,870	(60,329)	(9.6)%
Cost of sales	413,976	443,276	(29,300)	(6.6)%
Gross profit	154,565	185,594	(31,029)	(16.7)%
Gross profit as a % of sales	27.2%	29.5%
SG&A	70,360	68,099	2,261	3.3%
SG&A as a % of sales	12.4%	10.8%
RD&E	25,987	22,991	2,996	13.0%
RD&E, Net as a % of sales	4.6%	3.7%
Other operating expenses	4,957	5,998	(1,041)	(17.4)%
Operating income	53,261	88,506	(35,245)	(39.8)%
Operating margin	9.4%	14.1%
Interest expense	19,634	27,442	(7,808)	(28.5)%
(Gain) loss on equity investments, net	(1,720)	1,652	(3,372)	NM
Other income, net	(1,457)	(552)	(905)	NM
Income from continuing operations before taxes	36,804	59,964	(23,160)	(38.6)%
Provision for income taxes	5,315	10,376	(5,061)	(48.8)%
Effective tax rate	14.4%	17.3%
Income from continuing operations	$31,489	$49,588	$(18,099)	(36.5)%
Income from continuing operations as a % of sales	5.5%	7.9%
Diluted earnings per share from continuing operations	$0.95	$1.50	$(0.55)	(36.7)%

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Line Sales from Continuing Operations
For the second quarter and first six months of 2020, Cardio & Vascular sales decreased $21.3 million, or 14%, and increased $5.3 million or 2%, respectively, versus the comparable 2019 periods. Cardio & Vascular sales for the second quarter and first six months of 2020 were negatively impacted by the COVID-19 pandemic and a blend of our customers’ responses across nearly all Cardio & Vascular markets, though structural heart continued to grow due to development programs. During the second quarter and first six months of 2020, price reductions lowered Cardio & Vascular sales by $1.8 million and $3.8 million, respectively, in comparison to the 2019 periods. Foreign currency exchange rate fluctuations decreased Cardio & Vascular sales for the second quarter and first six months of 2020 by $0.2 million and $0.5 million, respectively, in comparison to the 2019 periods primarily due to U.S. dollar fluctuations relative to the Euro.
For the second quarter and first six months of 2020, Cardiac & Neuromodulation sales decreased 42.8 million, or 37%, and $51.9 million or 22%, respectively, versus the comparable 2019 periods. Cardiac & Neuromodulation sales for the second quarter and first six months of 2020 declined commensurate with the market impact and a blend of our customers’ responses. Additionally, the Nuvectra bankruptcy created a $7 million headwind. During the second quarter and first six months of 2020, price reductions lowered Cardiac & Neuromodulation sales by $2.7 million and $4.7 million, respectively, in comparison to the 2019 periods. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during the second quarter and first six months of 2020 in comparison to the 2019 periods.
In addition to Portable Medical sales, Advanced Surgical, Orthopedic & Portable Medical includes sales to the acquirer of our AS&O Product Line, Viant, under long-term supply agreements entered into as of the closing of the divestiture for the sale of products by the Company to Viant. For the second quarter and first six months of 2020, Advanced Surgical, Orthopedic & Portable Medical sales decreased $2.0 million, or 6%, and $2.4 million or 4%, respectively, versus the comparable 2019 periods, driven by the impact of COVID-19 and a blend of our customers’ responses, partially offset by increased demand for ventilator and patient monitoring components. During the second quarter and first six months of 2020, price reductions lowered Advanced Surgical, Orthopedic & Portable Medical sales by $0.5 million and $1.0 million, respectively, in comparison to the 2019 periods. Foreign currency exchange rate fluctuations did not have a material impact on Advanced Surgical, Orthopedic & Portable Medical sales.
For the second quarter and first six months of 2020, Non-Medical sales decreased $7.9 million, or 48%, and $11.4 million or 38%, respectively, versus the comparable 2019 periods, driven by a severe decline in the energy market and demand fall-out from the COVID-19 pandemic. Price reductions and foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the second quarter and first six months of 2020 in comparison to the 2019 periods.
Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

	Change From Prior Year
	Three Months	Six Months
Price(a)	(2.1)%	(1.7)%
Mix(b)	(1.1)	(0.7)
Volume Leverage(c)	(3.6)	0.2
Nuvectra Bankruptcy(d)	—	(0.1)
Total percentage point change to gross profit as a percentage of sales	(6.8)%	(2.3)%
__________
(a)Our Gross Margin for the second quarter and first six months of 2020 was negatively impacted by price reductions given to our larger OEM customers in return for long-term volume commitments.
(b)Amounts represent the impact to our Gross Margin attributable to changes in the mix of product sales during the periods.
(c)Our gross margin for the second quarter and first six months of 2020 was negatively impacted by lower sales from the COVID-19 pandemic. Given our indirect labor and overhead costs are less variable, and in most cases fixed, the reduction in sales negatively impacted gross margin. However, we continue to execute on our Manufacturing Excellence strategic imperative and maintain our facility infrastructure as we expect the sales decline to be temporary.
(d)Amount represents the impact to our Gross Margin of $0.8 million of pre-tax charges attributable to the Nuvectra Bankruptcy for the second quarter and first six months of 2020.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Six Months
Transition services agreement(a)	$1,184	$2,733
Professional fees(b)	(264)	(1,178)
All other SG&A(c)	(160)	706
Net increase in SG&A Expenses	$760	$2,261
__________
(a)Represents the amount included in SG&A Expenses which was charged to Viant for transition services during the second quarter and first six months of 2019. We executed a transition services agreement in conjunction with the sale of the AS&O Product Line, whereby we agreed to provide certain corporate services (including accounting, payroll, and information technology services) to Viant to facilitate an orderly transfer of business operations. This provision of services under the agreement was completed during the second quarter of 2019.
(b)Professional fees decreased during the second quarter and first six months of 2020 compared to the same prior year periods, primarily due to lower consulting and legal costs.
(c)The net decrease in all other SG&A for the second quarter of 2020 compared to the second quarter of 2019 is primarily attributable to lower travel related expenses and depreciation expense, partially offset by an increase in amortization. The net increase for the first six months of 2020 compared to the same prior year period is primarily from increases in amortization and contract services, partially offset by a decrease in depreciation expense.
RD&E
RD&E costs for the second quarter and first six months of 2020 were $12.7 million and $26.0 million, respectively, compared to $11.4 million and $23.0 million for the second quarter and first six months of 2019. The increase in RD&E costs for the second quarter and first six months compared to the same prior year periods is primarily attributable to increased compensation and benefits costs, consistent with our strategy to invest in capabilities for growth. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Other Operating Expenses
Refer to Note 8 “Other Operating Expenses” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information related to these initiatives. Other Operating Expenses (“OOE”) consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Strategic reorganization and alignment(a)	$138	$1,656	$686	$3,390
Manufacturing alignment to support growth(b)	60	561	188	1,146
2020 restructuring plan(c)	443	—	1,417	—
Acquisition and integration expenses(d)	47	—	403	—
Other general expenses(e)	1,341	891	2,263	1,462
Total other operating expenses	$2,029	$3,108	$4,957	$5,998
__________
(a)As a result of the strategic review of our customers, competitors and markets, we began taking steps in 2017 to better align our resources in order to enhance the profitability of our portfolio of products. These initiatives include improving our business processes and redirecting investments away from projects where the market does not justify the investment, as well as aligning resources with market conditions and our future strategic direction. Expenses for the second quarter and first six months of 2020 and 2019 primarily consist of severance costs.
(b)In 2017, we initiated several initiatives designed to reduce costs, improve operating efficiencies and increase manufacturing capacity to accommodate growth.  The plan involves the relocation of certain manufacturing operations and expansion of certain of our facilities.
(c)Our 2020 restructuring plan mainly consists of costs associated with executing our imperatives for sales force excellence, manufacturing excellence and business process excellence. These projects focus on changing our organizational structure to match product line growth strategies and customer needs, transitioning our manufacturing process into a competitive advantage and standardizing and optimizing our business processes.
(d)Amounts include expenses related to the purchase of certain assets and liabilities from USB and InoMec, net of a $0.5 million adjustment to the fair value of acquisition-related contingent consideration liabilities.
(e)Amounts include expenses related to other initiatives not described above, which relate primarily to actions to align labor with customer demand as a result of COVID-19 and the decline of the energy market, integration and operational initiatives to reduce future costs and improve operational efficiencies. The 2020 and 2019 amounts primarily include severance, systems conversion expenses and expenses related to the restructuring of certain legal entities of the Company.
We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion.
Interest Expense, Net
Interest expense consists primarily of cash interest and debt related charges, such as amortization of debt issuance costs and original issue discount. For the second quarter and first six months of 2020, interest expense decreased $4.3 million and $7.8 million, respectively versus the comparable 2019 periods, primarily from less cash interest. The weighted average interest rates paid on outstanding borrowings for the three and six months ended July 3, 2020 was 3.60% and 3.94%, respectively, compared to 5.16% and 5.14% for the comparable periods in 2019. The weighted average interest rates paid in 2020 reflects decreases in LIBOR subsequent to the first quarter of 2019 and reductions to the applicable interest rate margin of our Term Loan A facility. In November 2019, we reduced the applicable interest rate margins by amending our Senior Secured Credit Facilities. In addition, our average principal amount of debt outstanding was $7.5 million more and $46.8 million less, respectively, in the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019. The $46.8 million decrease in average principal amount of debt outstanding for the first six months of 2020 as compared to the first six months of 2019 is primarily due to accelerated payments on our Senior Secured Credit Facilities during the last six months of 2019, partially offset by borrowing an additional $160 million of our Revolving Credit Facility in the second quarter of 2020 to protect against a prolonged pandemic coupled with financial market illiquidity.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Debt related charges decreased $0.9 million and $1.6 million, respectively, during second quarter and first six months of 2020 when compared to the same periods in 2019, primarily attributable to lower accelerated write-offs (losses from extinguishment of debt) of deferred fees and original issue discount related to prepayments of portions of our Term Loan B facility. We had no losses from extinguishment of debt during the first six months of 2020 compared to $0.6 million and $1.0 million, respectively, in the second quarter and first six months of 2019. See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
As of July 3, 2020, approximately 75% of our principal amount of debt outstanding was subject to variable rates, in comparison to approximately 20% as of December 31, 2019.  We have entered into interest rate swap agreements that reduce our exposure to fluctuations in the LIBOR rate. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our interest rate swap agreements.
(Gain) Loss on Equity Investments, Net
During the second quarter and first six months of 2020, we recognized net losses of $0.2 million and net gains of $1.7 million, respectively, compared to net losses of $1.6 million and $1.7 million during the second quarter and first six months of 2019, respectively, on our equity investments. Gains and losses on equity investments are generally unpredictable in nature. The amounts for both 2020 and 2019 relate to our share of equity method investee gains/losses including unrealized appreciation of the underlying interests of the investee. As of July 3, 2020 and December 31, 2019, the carrying value of our equity investments were $24.0 million and $22.3 million, respectively. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other Income, Net
Other Income, Net for the second quarter and first six months of 2020 was $0.5 million and $1.5 million, respectively, compared to $0.7 million and $0.6 million for the second quarter and first six months of 2019, respectively. Other Income, Net primarily comprises gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan pesos, Malaysian ringgits, or Israeli shekel.
The impact of exchange rates on transactions denominated in foreign currencies included in Other Income, Net for the second quarter and first six months of 2020 were gains of $0.5 million and $1.5 million, respectively, compared to $0.3 million and $0.1 million for the second quarter and first six months of 2019, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
We recognized an income tax benefit of $0.2 million for the second quarter of 2020 on $0.2 million of income from continuing operations before taxes (effective tax rate of (135.8)%), compared to income tax expense of $6.6 million on $34.8 million of income from continuing operations before taxes (effective tax rate of 19.0%) for the same period of 2019. The income tax expense for the first six months of 2020 was $5.3 million on income from continuing operations before taxes of $36.8 million (effective tax rate of 14.4%), compared to $10.4 million on income from continuing operations before taxes of $60.0 million (effective tax rate of 17.3%) for the same period of 2019.
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
Our effective tax rate for 2020 differs from the U.S. federal statutory tax rate of 21% due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, and the availability of tax credits.

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
Liquidity and Capital Resources

(dollars in thousands)	July 3, 2020	December 31, 2019
Cash and cash equivalents	$206,244	$13,535
Working capital	425,854	236,317
Current ratio	3.77	2.32
Cash and cash equivalents at July 3, 2020 increased by $192.7 million from December 31, 2019, primarily as a result of borrowings on our Senior Secured Credit Facility and cash generated from operating activities, inclusive of proceeds from the sale of accounts receivable under a supplier financing program, partially offset by purchases of property, plant and equipment. As of July 3, 2020, we had $90.0 million of cash and cash equivalents held in time-deposits with original maturities that were less than 90 days. The increase in cash and cash equivalents is consistent with our actions to increase liquidity given the uncertainty surrounding the COVID-19 pandemic.
During the first six months of 2020, we began utilizing supplier financing arrangements with financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale of, and are accounted for as a reduction to, accounts receivable.  The agreement transfers control and risk related to the receivables to the respective financial institution. We have no continuing involvement in the transferred receivables subsequent to the sale. We sold and de-recognized accounts receivable and collected cash of $30.9 million under these agreements during the first six months of 2020.
Working capital increased by $189.5 million from December 31, 2019, primarily due to an increase in cash and cash equivalents from borrowings on our Senior Secured Credit Facility, and cash generated from operating activities. Accounts receivable declined in the period but was mostly offset by an increase in contract assets, decreases in accrued expenses and accounts payable from the payment of accrued incentive compensation, and lower inventory purchases.
At July 3, 2020, $9.9 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
Summary of Cash Flow
The following cash flow summary information includes cash flows related to discontinued operations (in thousands):

	Six Months Ended
(in thousands)	July 3, 2020	June 28, 2019
Cash provided by (used in):
Operating activities	$77,954	$67,550
Investing activities	(35,954)	(11,094)
Financing activities	150,945	(66,273)
Effect of foreign currency exchange rates on cash and cash equivalents	(236)	170
Net change in cash and cash equivalents	$192,709	$(9,647)

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating Activities – During the first six months of 2020, we generated cash from operations of $78.0 million, compared to $67.6 million for the first six months of 2019. The increase of $10.4 million was due to an increase of $33.1 million in cash flow provided by working capital offset by a decrease of $22.7 million in cash net income (net income plus adjustments to reconcile net income to net cash provided by operating activities). The increase in cash flow from working capital is the result of changes in certain assets and liabilities affecting cash flows, primarily an increase in cash flows from accounts receivable of $74.7 million, which decreased in the first six months of 2020 from lower sales and supplier financing, partially offset by a decrease in cash flows from accounts payable, accrued expenses, and inventory of $22.1 million, $9.6 million, an $8.8 million, respectively.
Investing Activities – The $24.9 million increase in net cash used in investing activities was primarily attributable to increased purchases of property, plant, and equipment of $11.2 million, intangible assets of $4.1 million, and cash paid of $5.3 million for the acquisition of certain assets and liabilities from InoMec Ltd. in the first quarter of 2020.
Financing Activities – Net cash provided by financing activities for the first quarter of 2020, was $150.9 million compared to $66.3 million used in financing activities for the first six months of 2019. Financing activities during the first six months of 2020 primarily included net borrowings of $151.3 million, compared to net payments of $65.8 million for the comparable 2019 period.
On April 10, 2020, we borrowed an additional $160 million of our Revolving Credit Facility to protect against a prolonged pandemic coupled with financial market illiquidity.
Capital Structure – As of July 3, 2020, our capital structure consists of $968 million of debt, net of deferred debt issuance costs and unamortized discounts, outstanding under our Senior Secured Credit Facilities and 33 million shares of common stock outstanding. Total debt outstanding includes $160 million borrowed under our Revolving Credit Facility in the second quarter of 2020 to protect against a prolonged pandemic coupled with potential financial market illiquidity. We continue to have access to $23.3 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit. We are also authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of July 3, 2020, our contractual debt service obligations for the remainder of 2020, consisting of principal and interest on our outstanding debt, are estimated to be approximately $36 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
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
Credit Facilities - As of July 3, 2020, we had Senior Secured Credit Facilities that consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”) with outstanding borrowings of $170 million, (ii) a term loan A facility (the “TLA Facility”) with outstanding principal balance of $248 million, and (iii) a term loan B facility (the “TLB Facility”) with outstanding principal balance of $558 million. The Senior Secured Credit Facilities will mature on October 27, 2022. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.
As of July 3, 2020, the Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum total net leverage ratio of 4.00:1.0, and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of 3.0:1.0. The TLB Facility does not contain any financial maintenance covenants. As of July 3, 2020, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 3.5 to 1.0. For the twelve month period ended July 3, 2020, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 7.0 to 1.0.
On July 13, 2020, the Company amended the Senior Secured Credit Facilities to increase the Total Net Leverage Ratio. The amendment increases the Total Net Leverage Ratio from a ratio to 4.75 to 1.00 for the period beginning with the third fiscal quarter of 2020 through the second fiscal quarter of 2021. The Total Net Leverage Ratio steps down to 4.50 to 1.00 for the third fiscal quarter of 2021 and reverts to and remains at 4.00 to 1.00 beginning with the fourth quarter of 2021 through maturity.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of July 3, 2020, we were in full compliance with the financial covenants described above. As of July 3, 2020, our adjusted EBITDA would have to decline by approximately $36 million, or approximately 13%, in order for us to not be in compliance with our financial covenants. The Revolving Credit Facility is supported by a consortium of fourteen lenders with no lender controlling more than 27% of the facility.
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
Contractual Obligations
Other than the $160.0 million draw down on our Revolving Credit Facility, there have been no significant changes to our contractual obligations during the quarter ended July 3, 2020 as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. The Revolving Credit Facility was amended effective July 13, 2020, as described under “Liquidity and Capital Resources – Credit Facilities.”
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
ITEM 4. CONTROLS AND PROCEDURES
a. Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of July 3, 2020. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of July 3, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b. Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed on the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. Following four trials, the Company was awarded approximately $27 million in damages. AVX filed a notice of appeal in August 2019. In July 2020, the United States Court of Appeals for the Federal Circuit affirmed, in all respects, the judgment in favor of the Company.

ITEM 1A.RISK FACTORS
Information concerning our risk factors is contained in Item 1A of our Form 10-Q for the quarter ended April 3, 2020, and is incorporated by reference herein.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1#*	Employment Offer Letter, dated February 6, 2018, between Integer Holdings Corporation and Payman Khales.

10.2#*	Employment Offer Letter, dated April 16, 2019, between Integer Holdings Corporation and Carter Houghton.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Extension Presentation Linkbase Document

101.DEF*	XBRL Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	July 30, 2020	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jason K. Garland
Jason K. Garland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)