Form 10-Q
period 2020-10-02
Integer Holdings Corp
filed 2020-10-29
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2020
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of October 23, 2020 was: 32,875,166 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended October 2, 2020

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	October 2, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$99,943	$13,535
Accounts receivable, net of provision for credit losses of $0.2 million and allowance for doubtful accounts of $2.4 million, respectively	151,201	191,985
Inventories	156,858	167,256
Contract assets	39,593	24,767
Refundable income taxes	6,521	—
Prepaid expenses and other current assets	44,537	17,852
Total current assets	498,653	415,395
Property, plant and equipment, net	249,982	246,185
Goodwill	851,679	839,617
Other intangible assets, net	759,419	775,784
Deferred income taxes	5,223	4,438
Operating lease assets	46,083	42,379
Other long-term assets	37,956	29,295
Total assets	$2,448,995	$2,353,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,500	$37,500
Accounts payable	55,397	64,975
Income taxes payable	1,068	3,023
Operating lease liabilities	8,287	7,507
Accrued expenses and other current liabilities	51,208	66,073
Total current liabilities	153,460	179,078
Long-term debt	801,607	777,272
Deferred income taxes	188,788	187,978
Operating lease liabilities	39,030	37,114
Other long-term liabilities	33,113	19,163
Total liabilities	1,215,998	1,200,605
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,875,166 and 32,847,017 shares issued, respectively; 32,875,166 and 32,700,471 shares outstanding, respectively	33	33
Additional paid-in capital	698,654	701,018
Treasury stock, at cost, no shares as of October 2, 2020 and 146,546 shares as of December 31, 2019	—	(8,809)
Retained earnings	502,089	440,258
Accumulated other comprehensive income	32,221	19,988
Total stockholders’ equity	1,232,997	1,152,488
Total liabilities and stockholders’ equity	$2,448,995	$2,353,093
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Sales	$235,942	$303,587	$804,483	$932,457
Cost of sales	178,009	210,201	591,985	653,477
Gross profit	57,933	93,386	212,498	278,980
Operating expenses:
Selling, general and administrative expenses (Note 10)	3,609	32,935	73,969	101,034
Research, development and engineering costs	11,892	11,729	37,879	34,720
Other operating expenses	2,674	2,241	7,631	8,239
Total operating expenses	18,175	46,905	119,479	143,993
Operating income	39,758	46,481	93,019	134,987
Interest expense, net	9,368	12,337	29,002	39,779
(Gain) loss on equity investments, net	(2,234)	(986)	(3,954)	666
Other (income) loss, net	1,224	(369)	(233)	(921)
Income from continuing operations before taxes	31,400	35,499	68,204	95,463
Provision for income taxes	1,058	4,913	6,373	15,289
Income from continuing operations	$30,342	$30,586	$61,831	$80,174

Discontinued operations:
Income from discontinued operations before taxes	—	—	—	5,316
Provision for income taxes	—	—	—	178
Income from discontinued operations	$—	$—	$—	$5,138

Net income	$30,342	$30,586	$61,831	$85,312

Basic earnings per share:
Income from continuing operations	$0.92	$0.94	$1.88	$2.46
Income from discontinued operations	—	—	—	0.16
Basic earnings per share	0.92	0.94	1.88	2.62

Diluted earnings per share:
Income from continuing operations	$0.92	$0.92	$1.87	$2.43
Income from discontinued operations	—	—	—	0.16
Diluted earnings per share	0.92	0.92	1.87	2.58

Weighted average shares outstanding:
Basic	32,859	32,660	32,833	32,606
Diluted	33,076	33,068	33,107	33,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Comprehensive Income
Net income	$30,342	$30,586	$61,831	$85,312
Other comprehensive income (loss):
Foreign currency translation gain (loss)	16,387	(14,810)	17,303	(17,138)
Change in fair value of cash flow hedges, net of tax	1,355	(1,352)	(5,070)	(6,097)
Other comprehensive income (loss), net of tax	17,742	(16,162)	12,233	(23,235)
Comprehensive income, net of tax	$48,084	$14,424	$74,064	$62,077
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	October 2, 2020	September 27, 2019
Cash flows from operating activities:
Net income	$61,831	$85,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,005	57,397
Debt related charges included in interest expense	3,145	5,280
Stock-based compensation	6,229	6,894
Non-cash charges related to customer bankruptcy	562	—
Non-cash lease expense	5,824	5,555
Non-cash (gain) loss on equity investments	(3,954)	666
Other non-cash gains	(184)	(1,088)
Deferred income taxes	42	(1,086)
Gain on sale of discontinued operations	—	(4,974)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	42,096	(29,962)
Inventories	10,272	(8,567)
Contract assets, prepaid expenses and other assets	(47,350)	(16,384)
Accounts payable	(5,152)	17,760
Accrued expenses and other liabilities	(13,780)	(8,988)
Income taxes	(8,347)	4,162
Net cash provided by operating activities	110,239	111,977
Cash flows from investing activities:
Acquisition of property, plant and equipment	(35,182)	(24,704)
Purchase of intangible asset	(4,607)	—
Proceeds from sale of property, plant and equipment	76	5
Purchase of equity investments	—	(417)
Acquisitions, net	(5,219)	—
Proceeds from sale of discontinued operations	—	4,734
Net cash used in investing activities	(44,932)	(20,382)
Cash flows from financing activities:
Principal payments of long-term debt	(28,125)	(97,125)
Proceeds from senior secured revolving line of credit	185,000	20,000
Payments of senior secured revolving line of credit	(135,000)	(25,000)
Proceeds from the exercise of stock options	3,123	2,654
Payment of debt issuance costs	(431)	—
Tax withholdings related to net share settlements of restricted stock unit awards	(2,869)	(2,961)
Net cash provided by (used in) financing activities	21,698	(102,432)
Effect of foreign currency exchange rates on cash and cash equivalents	(597)	(13)
Net increase (decrease) in cash and cash equivalents	86,408	(10,850)
Cash and cash equivalents, beginning of period	13,535	25,569
Cash and cash equivalents, end of period	$99,943	$14,719
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Total stockholders’ equity, beginning balance	$1,181,401	$1,111,695	$1,152,488	$1,060,493

Common stock and additional paid-in capital
Balance, beginning of period	695,684	697,681	701,051	691,116
Stock awards exercised or vested	16	806	(8,593)	1,938
Stock-based compensation	2,987	1,461	6,229	6,894
Balance, end of period	698,687	699,948	698,687	699,948
Treasury stock
Balance, beginning of period	(509)	(10,565)	(8,809)	(8,125)
Treasury shares purchased	—	(56)	—	(2,961)
Treasury shares reissued	509	248	8,809	713
Balance, end of period	—	(10,373)	—	(10,373)
Retained earnings
Balance, beginning of period	471,747	398,648	440,258	344,498
Adoption of ASC 842, Leases	—	—	—	(576)
Net income	30,342	30,586	61,831	85,312
Balance, end of period	502,089	429,234	502,089	429,234
Accumulated other comprehensive income
Balance, beginning of period	14,479	25,931	19,988	33,004
Other comprehensive income (loss)	17,742	(16,162)	12,233	(23,235)
Balance, end of period	32,221	9,769	32,221	9,769
Total stockholders’ equity, ending balance	$1,232,997	$1,128,578	$1,232,997	$1,128,578
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Intercompany transactions and balances have been fully eliminated in consolidation.
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
The third quarter and first nine months of 2020 ended on October 2, 2020 and consisted of 91 days and 276 days, respectively. The third quarter and first nine months of 2019 ended on September 27, 2019 and consisted of 91 days and 273 days, respectively.
Risks and Uncertainties
Beginning in early March 2020, the global spread of the novel coronavirus (“COVID-19”) created significant uncertainty and worldwide economic disruption. Specific impacts to the Company’s business include delayed or reduced customer orders and sales, restrictions on its associates’ ability to travel or work, delays in shipments to and from certain countries, and disruptions in its supply chain. The extent to which COVID-19 impacts the Company’s operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As pandemic-related events continue to evolve, additional impacts may arise that the Company is not aware of currently. Any prolonged material disruption of the Company’s associates, suppliers, manufacturing, or customers could materially impact its consolidated financial position, results of operations or cash flows.
Supplier Financing Arrangements
Beginning in 2020, the Company began utilizing supplier financing arrangements with financial institutions to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale of, and are accounted for as a reduction to, accounts receivable. The agreements transfer control and risk related to the receivables to the financial institutions. The Company has no continuing involvement in the transferred receivables subsequent to the sale. During the three and nine months ended October 2, 2020, the Company sold and de-recognized accounts receivable and collected cash of $16.2 million and $47.1 million, respectively. The costs associated with the supplier financing arrangements were not material for the three and nine months ended October 2, 2020.

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
Recently Adopted Accounting Guidance
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
For segment reporting purposes, the results of operations and assets from these acquisitions have been included in the Company’s Medical segment since the respective acquisition dates. For the three and nine months ended October 2, 2020, sales related to InoMec and USB were $2.2 million and $5.4 million, respectively. Earnings related to the operations consisting of the assets and liabilities acquired from InoMec and USB for the three and nine months ended October 2, 2020 were not material. During the nine months ended on October 2, 2020, direct costs of these acquisitions of $0.9 million were expensed as incurred and included in Other Operating Expenses in the Condensed Consolidated Statement of Operations.
Pro forma financial information has not been presented for these acquisitions as the net effects were not significant or material to the Company’s results of operations or financial position.
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	October 2, 2020	September 27, 2019
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$3,756	$5,125
Supplemental lease disclosures:
Operating lease assets obtained in exchange for new or remeasured operating lease liabilities	8,139	—
Refer to Note 16 “Discontinued Operations” for additional supplemental cash flow information pertaining to discontinued operations.
(4.)    INVENTORIES
Inventories comprise the following (in thousands):

	October 2, 2020	December 31, 2019
Raw materials	$78,104	$79,742
Work-in-process	56,160	60,042
Finished goods	22,594	27,472
Total	$156,858	$167,256

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the nine months ended October 2, 2020 were as follows (in thousands):

	Medical	Non- Medical	Total
December 31, 2019	$822,617	$17,000	$839,617
Foreign currency translation	7,347	—	7,347
Acquisitions and related adjustments (Note 2)	4,715	—	4,715
October 2, 2020	$834,679	$17,000	$851,679
Intangible Assets
Intangible assets at October 2, 2020 and December 31, 2019 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
October 2, 2020
Definite-lived:
Purchased technology and patents	$255,475	$(148,792)	$106,683
Customer lists	715,589	(153,540)	562,049
Other	4,103	(3,704)	399
Total	$975,167	$(306,036)	$669,131
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2019
Definite-lived:
Purchased technology and patents	$248,264	$(138,435)	$109,829
Customer lists	706,852	(131,185)	575,667
Other	3,503	(3,503)	—
Total	$958,619	$(273,123)	$685,496
Indefinite-lived:
Trademarks and tradenames			$90,288
Throughout the year, the Company has evaluated the effects of the COVID-19 pandemic and its negative impact on the global economy on each of the Company’s reporting units and indefinite-lived intangible assets. Further, the collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, adversely impacted the demand for products in the Company’s Non-Medical reportable segment. In the first quarter of 2020, the Company elected to bypass a qualitative analysis of its Non-Medical reporting unit’s goodwill and performed a quantitative analysis as of April 3, 2020. The fair value of the Non-Medical reporting unit exceeded its carrying amount as of April 3, 2020. No further impairment indicators have been identified since the first quarter of 2020 through October 2, 2020.
When acquiring certain assets, the Company assesses whether the acquired assets are a result of a business combination or a purchase of an asset. In the first quarter of 2020, the Company acquired a set of similar identifiable intangible assets relating to a license to use technology within its Non-Medical segment. The Company paid $3.5 million upon closing, and, based on the completion of certain milestones, paid an additional $0.5 million in the second quarter of 2020 and $0.5 million in the third quarter of 2020. In addition, the Company has capitalized $0.1 million of costs associated with acquiring the license as an intangible asset. The intangible asset of $4.6 million is being amortized over 11 years, the remaining useful life of the patented technology. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)    GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Cost of sales	$3,219	$3,165	$9,660	$9,622
Selling, general and administrative expenses	7,080	6,617	21,234	19,845
Total intangible asset amortization expense	$10,299	$9,782	$30,894	$29,467
Estimated future intangible asset amortization expense based on the carrying value as of October 2, 2020 is as follows (in thousands):

	Remainder of 2020	2021	2022	2023	2024	After 2024
Amortization Expense	$10,193	41,186	40,137	38,720	37,768	501,127
(6.)     DEBT
Long-term debt comprises the following (in thousands):

	October 2, 2020	December 31, 2019
Senior secured term loan A	$239,062	$267,188
Senior secured term loan B	558,286	558,286
Revolving line of credit	50,000	—
Unamortized discount on term loan B and debt issuance costs	(8,241)	(10,702)
Total debt	839,107	814,772
Current portion of long-term debt	(37,500)	(37,500)
Total long-term debt	$801,607	$777,272
The Company has senior secured credit facilities (the “Senior Secured Credit Facilities”) as of October 2, 2020, consisting of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), (ii) a term loan A facility (the “TLA Facility”), and (iii) a term loan B facility (the “TLB Facility”). The TLA Facility and TLB Facility are collectively referred to as the “Term Loan Facilities.” The TLB Facility was issued at a 1% discount.
On July 13, 2020, the Company amended the Senior Secured Credit Facilities (the “Amendment”) to increase the Total Net Leverage Ratio. In connection with the Amendment, the Company paid consenting lenders advanced amendment fees totaling $0.4 million during the quarter ended October 2, 2020. The Company will also pay the consenting lenders a deferred amendment fee, payable in installments of 0.03125% of the outstanding Revolving Credit Facility and TLA Facility each quarter through maturity when the Company’s Total Net Leverage Ratio equals or exceeds 3.00 to 1.00. The advanced amendment fees and deferred amendment fees, which were not material for the quarter ended October 2, 2020, are debt issuance costs which will be deferred and amortized over the remaining life of the related debt.
Revolving Credit Facility
The Revolving Credit Facility matures on October 27, 2022. The Revolving Credit Facility includes a $15 million sublimit for swingline loans and a $25 million sublimit for standby letters of credit. The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.175% and 0.25%, depending on the Company’s Total Net Leverage Ratio (as defined in the Senior Secured Credit Facilities agreement). As of October 2, 2020, the commitment fee on the unused portion of the Revolving Credit Facility was 0.25%. Interest rates on the Revolving Credit Facility, as well as the TLA Facility, are at the Company’s option, either at: (i) the prime rate plus the applicable margin, which will range between 0.50% and 2.00%, based on the Company’s Total Net Leverage Ratio, or (ii) the applicable LIBOR rate plus the applicable margin, which will range between 1.50% and 3.00%, based on the Company’s Total Net Leverage Ratio.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.) DEBT (Continued)
As of October 2, 2020, the Company had available borrowing capacity on the Revolving Credit Facility of $143.3 million after giving effect to $50.0 million of outstanding borrowings and $6.7 million of outstanding standby letters of credit. As of October 2, 2020, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 2.41%.
Term Loan Facilities
The TLA Facility and TLB Facility mature on October 27, 2022. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 1.50% or (ii) the applicable LIBOR rate plus 2.50%, with LIBOR subject to a 1.00% floor. As of October 2, 2020, the interest rates on the TLA Facility and TLB Facility were 2.40% and 3.50%, respectively.
Covenants
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 4.75:1.00, subject to a step down to 4.50 to 1.00 for the third fiscal quarter of 2021, and reverting to and remaining at 4.00 to 1.00 beginning with the fourth quarter of 2021 through maturity, and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 3.00:1.00. Additionally, the Net Leverage Ratio can be increased by 0.50 for up to four consecutive quarters commencing in any fiscal quarter in which the Company consummates an Eligible Adjustment Acquisition (as defined in the Amendment) with a $40 million or greater purchase price. The TLB Facility does not contain any financial maintenance covenants. As of October 2, 2020, the Company was in compliance with these financial covenants.
Contractual maturities under the Senior Secured Credit Facilities for the remainder of 2020 and through maturity, excluding any discounts or premiums, as of October 2, 2020 are as follows (in thousands):

	2020	2021	2022
Future minimum principal payments	$9,375	37,500	800,473
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
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Stock options	$10	$101	$33	$304
RSUs	2,977	1,360	6,196	6,590
Total stock-based compensation expense	$2,987	$1,461	$6,229	$6,894

Cost of sales	$530	$168	$1,214	$766
Selling, general and administrative expenses	2,319	1,155	4,608	5,819
Research, development and engineering costs	138	69	407	193
Other operating expenses	—	69	—	116
Total stock-based compensation expense	$2,987	$1,461	$6,229	$6,894

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION (Continued)
The following table summarizes the Company’s stock option activity for the nine month period ended October 2, 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2019	384,013	$34.96
Exercised	(95,923)	32.56
Outstanding at October 2, 2020	288,090	$35.76	4.9	$6.3
Exercisable at October 2, 2020	285,540	$35.68	4.9	$6.3
During the nine months ended October 2, 2020, the Company awarded grants to certain members of its Board of Directors, certain members of management, and other employees. The Board of Directors received grants of time-based RSUs that vest in four substantially equal quarterly installments beginning on the three-month anniversary of the grant date. The members of management and other employees received either time-based RSUs or a mix of time-based RSUs and performance-based RSUs (“PRSUs”). The time-based RSUs vest ratably, subject to the recipient’s continuous service to the Company over a period of generally three years from the grant date. For the Company’s PRSUs, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of financial performance or market-based conditions. The financial performance condition is based on the Company’s sales targets. The market-based conditions are based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over three year performance periods.
The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with TSR-based performance conditions. The grant-date fair value of all other RSUs is equal to the closing market price of Integer common stock on the date of grant.
The weighted average fair value and assumptions used to value the TSR portion of the PRSUs granted are as follows:

	Nine Months Ended
	October 2, 2020	September 27, 2019
Weighted average fair value	$107.27	$117.03
Risk-free interest rate	1.29%	2.46%
Expected volatility	30%	40%
Expected life (in years)	2.9	2.8
Expected dividend yield	—%	—%
The valuation of the TSR portion of the PRSUs granted during 2020 also reflects a weighted average illiquidity discount of 8.00%, determined utilizing the Chaffe model valuation technique, and related to the six-month period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION (Continued)
The following table summarizes time-vested RSU activity for the nine month period ended October 2, 2020:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	205,223	$64.75
Granted	143,122	83.94
Vested	(83,469)	59.60
Forfeited	(12,343)	75.28
Nonvested at October 2, 2020	252,533	$76.81
The following table summarizes PRSU activity for the nine month period ended October 2, 2020:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	191,592	$56.30
Granted	67,268	95.06
Vested	(35,363)	31.17
Forfeited	(4,106)	51.54
Nonvested at October 2, 2020	219,391	$72.33
(8.)     OTHER OPERATING EXPENSES
Other Operating Expenses consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Strategic reorganization and alignment	$—	$962	$686	$4,352
Manufacturing alignment to support growth	36	515	224	1,661
2020 restructuring plan	858	—	2,275	—
Acquisition and integration expenses	107	—	510	—
Other general expenses	1,673	764	3,936	2,226
Total other operating expenses	$2,674	$2,241	$7,631	$8,239
Strategic reorganization and alignment
As a result of the strategic review of its customers, competitors and markets, the Company began taking steps in 2017 to better align its resources in order to enhance the profitability of its portfolio of products. These initiatives include improving its business processes and redirecting investments away from projects where the market does not justify the investment, as well as aligning resources with market conditions and the Company’s future strategic direction. During the nine months ended October 2, 2020, the Company incurred charges relating to these initiatives, which primarily included severance recorded within the Medical segment. As of October 2, 2020, total expense incurred for these initiatives since inception, including amounts reported in discontinued operations, was $23.0 million. These actions were completed during the second quarter of 2020.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     OTHER OPERATING EXPENSES (Continued)
Manufacturing alignment to support growth
In 2017, the Company initiated several initiatives designed to reduce costs, increase manufacturing capacity to accommodate growth and improve operating efficiencies.  The plan involves the relocation of certain manufacturing operations and expansion of certain of the Company’s facilities. The Company estimates that it will incur aggregate pre-tax restructuring related charges in connection with the realignment plan of approximately $6 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s manufacturing alignment to support growth initiative were primarily recorded within the Medical segment. As of October 2, 2020, total expense incurred for this initiative since inception was $5.8 million. These actions were substantially complete at the end of 2019 and will be completed by the end of 2020.
2020 restructuring plan
The Company’s 2020 restructuring plan mainly consists of costs associated with executing on its sales force excellence, manufacturing excellence and business process excellence imperatives. These projects focus on changing the Company’s organizational structure to match product line growth strategies and customer needs, transitioning its manufacturing process into a competitive advantage and standardizing and optimizing its business processes. The Company estimates that it will incur aggregate pre-tax restructuring related charges in connection with the 2020 restructuring plan of between approximately $2 million to $3 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s 2020 restructuring plan are expected to be primarily recorded within the Medical segment. As of October 2, 2020, total expense incurred for this initiative since inception was $2.3 million, which was primarily severance. These actions are expected to be substantially complete by the end of 2020.
The following table summarizes the change in accrued liabilities, presented within Accrued Expense and Other Current Liabilities on the Condensed Consolidated Balance Sheets, related to the initiatives described above (in thousands):

	Severance and Retention	Other	Total
December 31, 2019	$1,389	$596	$1,985
Restructuring charges	2,166	1,019	3,185
Cash payments	(3,483)	(1,519)	(5,002)
October 2, 2020	$72	$96	$168
Acquisition and integration expenses
During the nine months ended October 2, 2020, acquisition and integration expenses included $1.0 million of expenses related to the acquisition of certain assets and liabilities of InoMec and USB, and a $0.5 million adjustment to reduce the fair value of acquisition-related contingent consideration liabilities. Acquisition and integration costs primarily include direct acquisition costs incurred which consist of professional fees and other costs.
Other general expenses
During the nine months ended October 2, 2020 and September 27, 2019, the Company recorded expenses related to other initiatives not described above, which relate primarily to actions to align labor with customer demand as a result of COVID-19 and the decline of the energy market, integration and operational initiatives to reduce future costs and improve efficiencies. The 2020 and 2019 amounts primarily include severance, information technology systems conversion expenses and expenses related to the restructuring of certain legal entities of the Company.

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
The Company’s effective tax rate for continuing operations for the third quarter of 2020 was 3.4% on $31.4 million of income from continuing operations before taxes compared to 13.8% on $35.5 million of income from continuing operations before taxes for the same period in 2019. The Company’s effective tax rate for continuing operations for the first nine months of 2020 was 9.3% on $68.2 million of income from continuing operations before taxes compared to 16.0% on $95.5 million of income from continuing operations before taxes for the same period in 2019. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the third quarter and first nine months of 2020 and 2019 is primarily attributable to discrete tax benefits, as well as the estimated net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the estimated net impact of the Global Intangible Low-Taxed Income (“GILTI”) tax, and the availability of certain tax credits. The Company recorded discrete tax benefits of $4.9 million and $5.9 million, respectively, for the third quarter and first nine months of 2020, compared to discrete tax benefits of $2.3 million and $4.4 million, respectively, for the third quarter and first nine months of 2019. The discrete tax benefits for 2020 are predominately related to excess tax benefits recognized upon vesting of RSUs or exercise of stock options, favorable return to provision adjustments related to the 2019 tax year, the net impact of a tax restructuring of the Company’s Malaysian legal entity, and the impact of Final Treasury Regulations issued in July 2020 for GILTI, and Foreign Derived Intangible Income.
As of October 2, 2020 and December 31, 2019, the Company had unrecognized tax benefits from continuing operations of approximately $5.0 million and $4.4 million, respectively. It is reasonably possible that a reduction of up to $3.9 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. As of October 2, 2020 and December 31, 2019, approximately $5.0 million and $4.4 million, respectively, of the unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As allowed under the CARES Act, the Company is deferring payment of the employer portion of Social Security taxes through the end of 2020. As of October 2, 2020, the Company had deferred a total of $6.5 million of payroll taxes in the second and third quarters to be paid equally in the fourth quarters of 2021 and 2022. The deferred payroll taxes are included within Other long-term liabilities on the Condensed Consolidated Balance Sheets. For the nine months ended October 2, 2020, there were no material income tax impacts to our Condensed Consolidated Financial Statements as it relates to COVID-19 measures. The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

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
The Company records a contingent gain for litigation when all of the following conditions have been met: (a) the amount to be paid to the Company is known, (b) there is no potential for appeal or reversal, and (c) collectability is reasonably assured.
In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed on the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. Following four trials, the Company was awarded $27.8 million in damages. In August 2019, AVX filed a notice of appeal with the United States Court of Appeals for the Federal Circuit and the Company subsequently filed a notice of cross-appeal. In July 2020, the United States Court of Appeals for the Federal Circuit affirmed, in all respects, the judgment in favor of the Company. The Company determined that a contingent gain was realizable as of October 2, 2020 and recorded an asset of $28.9 million, including damages and post-judgment interest, within Prepaid expenses and other current assets. In addition, a liability of $0.7 million was recorded as of October 2, 2020 for certain related expenses which are included in Accrued expenses and other current liabilities. The Company recognized a net gain on patent litigation of $28.2 million during the third quarter of 2020. On October 15, 2020, the Company received a partial payment of $28.3 million and received the balance of $0.6 million on October 26, 2020. The Company used the proceeds to pay down a portion of its Revolving Credit Facility.
Selling, general and administrative expenses
The net gain on patent litigation of $28.2 million is recorded in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2020.
Product Warranties
The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The product warranty liability is presented within Accrued Expense and Other Current Liabilities on the Condensed Consolidated Balance Sheets. The change in product warranty liability was comprised of the following (in thousands):

December 31, 2019	$1,933
Additions to warranty reserve, net of reversals	(156)
Adjustments to pre-existing warranties	(119)
Warranty claims settled	(1,323)
October 2, 2020	$335

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Numerator for basic and diluted EPS:
Income from continuing operations	$30,342	$30,586	$61,831	$80,174
Income from discontinued operations	—	—	—	5,138
Net income	$30,342	$30,586	$61,831	$85,312

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	32,859	32,660	32,833	32,606
Dilutive effect of share-based awards	217	408	274	413
Weighted average shares outstanding - Diluted	33,076	33,068	33,107	33,019

Basic earnings per share:
Income from continuing operations	$0.92	$0.94	$1.88	$2.46
Income from discontinued operations	—	—	—	0.16
Basic earnings per share	0.92	0.94	1.88	2.62

Diluted earnings per share:
Income from continuing operations	$0.92	$0.92	$1.87	$2.43
Income from discontinued operations	—	—	—	0.16
Diluted earnings per share	0.92	0.92	1.87	2.58
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Time-vested stock options, RSAs and RSUs	145	—	134	29
Performance-vested restricted stock and PRSUs	167	50	93	48

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     STOCKHOLDERS’ EQUITY
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the nine month periods ended October 2, 2020 and September 27, 2019:

	Nine Months Ended October 2, 2020			Nine Months Ended September 27, 2019
	Issued	Treasury Stock	Outstanding	Issued	Treasury Stock	Outstanding
Balance, beginning of period	32,847,017	(146,546)	32,700,471	32,624,494	(151,327)	32,473,167
Stock options exercised	21,327	74,596	95,923	116,904	—	116,904
RSAs issued, net of forfeitures, and vesting of RSUs	6,822	71,950	78,772	99,785	(21,229)	78,556
Balance, end of period	32,875,166	—	32,875,166	32,841,183	(172,556)	32,668,627

Accumulated Other Comprehensive Income (Loss) (“AOCI”) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
July 3, 2020	$(912)	$(10,491)	$23,555	$12,152	$2,327	$14,479
Unrealized gain on cash flow hedges	—	565	—	565	(118)	447
Realized loss on foreign currency hedges	—	84	—	84	(18)	66
Realized loss on interest rate swap hedge	—	1,066	—	1,066	(224)	842
Foreign currency translation gain	—	—	16,387	16,387	—	16,387
October 2, 2020	$(912)	$(8,776)	$39,942	$30,254	$1,967	$32,221

December 31, 2019	$(912)	$(2,358)	$22,639	$19,369	$619	$19,988
Unrealized loss on cash flow hedges	—	(9,416)	—	(9,416)	1,978	(7,438)
Realized loss on foreign currency hedges	—	567	—	567	(119)	448
Realized loss on interest rate swap hedges	—	2,431	—	2,431	(511)	1,920
Foreign currency translation gain	—	—	17,303	17,303	—	17,303
October 2, 2020	$(912)	$(8,776)	$39,942	$30,254	$1,967	$32,221

June 28, 2019	$(295)	$(2,567)	$28,211	$25,349	$582	$25,931
Unrealized loss on cash flow hedges	—	(1,459)	—	(1,459)	307	(1,152)
Realized loss on foreign currency hedges	—	191	—	191	(40)	151
Realized gain on interest rate swap hedges	—	(444)	—	(444)	93	(351)
Foreign currency translation loss	—	—	(14,810)	(14,810)	—	(14,810)
September 27, 2019	$(295)	$(4,279)	$13,401	$8,827	$942	$9,769

December 28, 2018	$(295)	$3,439	$30,539	$33,683	$(679)	$33,004
Unrealized loss on cash flow hedges	—	(6,028)	—	(6,028)	1,266	(4,762)
Realized loss on foreign currency hedges	—	157	—	157	(33)	124
Realized gain on interest rate swap hedge	—	(1,847)	—	(1,847)	388	(1,459)
Foreign currency translation loss	—	—	(17,138)	(17,138)	—	(17,138)
September 27, 2019	$(295)	$(4,279)	$13,401	$8,827	$942	$9,769

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 2, 2020
Assets: Foreign currency contracts	$98	$—	$98	$—
Liabilities: Foreign currency contracts	836	—	836	—
Liabilities: Interest rate swaps	8,038	—	8,038	—
Liabilities: Contingent consideration	5,401	—	—	5,401

December 31, 2019
Assets: Foreign currency contracts	$710	$—	$710	$—
Liabilities: Interest rate swaps	3,068	—	3,068	—
Liabilities: Contingent consideration	4,200	—	—	4,200
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
Information regarding the Company’s outstanding interest rate swaps designated as cash flow hedges as of October 2, 2020 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$200,000	Jun 2020	Jun 2023	2.1785%	0.1448%	$(8,038)	Other long-term liabilities

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
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges. Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of October 2, 2020 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$7,666	Jul 2020	Dec 2020	0.0491	MXN Peso	$(519)	Accrued expenses and other current liabilities
2,290	Mar 2020	Dec 2020	0.0241	UYU Peso	(52)	Prepaid expenses and other current assets
18,514	Nov 2020	Sep 2021	1.1944	Euro	(274)	Accrued expenses and other current liabilities
10,224	Jan 2021	Sep 2021	0.0454	MXN Peso	(109)	Accrued expenses and other current liabilities
2,343	Nov 2020	Nov 2020	1.1717	Euro	2	Accrued expenses and other current liabilities
2,656	Jan 2021	Mar 2021	0.0443	MXN Peso	64	Accrued expenses and other current liabilities
3,252	Jan 2021	Aug 2021	0.0232	UYU Peso	150	Prepaid expenses and other current assets
Information regarding outstanding foreign currency contracts designated as cash flow hedges as of December 31, 2019 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$11,166	Jan 2020	Jun 2020	0.0490	MXN Peso	$710	Prepaid expenses and other current assets
Contingent Consideration
The Company estimated the original fair value of the contingent consideration liabilities for the InoMec and USB acquisitions using a Monte Carlo simulation in order to forecast the value of the potential future payment. In periods subsequent to the initial measurement, contingent consideration liabilities are remeasured to fair value each reporting period until the contingent consideration is settled using various assumptions including estimated revenues (based on internal operational budgets and long-range strategic plans), discount rates, revenue volatility and projected payment dates. The assumptions used in the determination of fair value of contingent consideration liabilities are not observable in the market, thus representing a Level 3 measurement within the fair value hierarchy. The current portion of contingent consideration liabilities is included in Accrued expenses and other current liabilities and the non-current portion is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets. Adjustments to the fair value of contingent consideration liabilities are included in Other operating expenses in the Company’s Condensed Consolidated Statements of Operations.
For the February 19, 2020 InoMec acquisition, additional purchase price payments ranging from zero to $3.5 million are contingent upon the achievement of certain revenue targets through February 29, 2024. At the date of acquisition, the Company estimated the original fair value of the contingent consideration to be $1.7 million. At October 2, 2020, the estimated fair value of the contingent consideration associated with the InoMec acquisition was $1.7 million.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
For the October 7, 2019 USB acquisition, additional purchase price payments ranging from zero to $5.5 million are contingent upon the achievement of certain revenue targets through December 31, 2023. At the date of acquisition, the Company estimated the original fair value of the contingent consideration to be $4.2 million. During the nine months ended October 2, 2020, the Company recognized a gain from the fair value adjustment of contingent consideration of $0.5 million. The fair value adjustment for the nine months ended October 2, 2020 was due to a change in the timing of the projected future revenues, rise in the estimated revenue volatility, and increase in the discount rate used to calculate the present value of the contingent consideration liability. At October 2, 2020, the estimated fair value of the contingent consideration associated with the USB acquisition was $3.7 million.
During the first quarter of 2020, the Company acquired a set of similar identifiable intangible assets relating to a license to use technology within its Non-Medical segment. At the date of acquisition, the Company estimated the original fair value of the contingent consideration to be $1.0 million. The Company paid made milestone payments of $0.5 million during the second and third quarters of 2020 to settle this contingent consideration arrangement.
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended October 2, 2020 (in thousands):

December 31, 2019	$4,200
Contingent consideration liabilities recorded for acquisitions	2,700
Fair value adjustment included in Other operating expenses	(500)
Settlements	(1,000)
Foreign currency translation	1
October 2, 2020	$5,401
As of October 2, 2020, the estimated fair value of the contingent consideration was $5.4 million, of which $1.2 million is included as current contingent consideration and $4.2 million is included in non-current contingent consideration in the Condensed Consolidated Balance Sheets.
Derivative Instruments with Hedge Accounting Designation
The following tables present the effect of cash flow hedge derivative instruments on other comprehensive income (loss) (“OCI”),
AOCI and the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended October 2, 2020 and September 27, 2019 (in thousands):

	Three Months Ended
	October 2, 2020		September 27, 2019
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$235,942	$590	$303,587	$(500)
Cost of sales	178,009	(651)	210,201	309
Operating expenses	18,175	(23)	46,905	—
Interest expense	9,368	(1,066)	12,337	444

	Nine Months Ended
	October 2, 2020		September 27, 2019
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$804,483	$549	$932,457	$(1,294)
Cost of sales	591,985	(1,059)	653,477	1,137
Operating expenses	119,479	(57)	143,993	—
Interest expense	29,002	(2,431)	39,779	1,847

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three months ended,		Location in Statement of Operations	Three months ended,
	October 2, 2020	September 27, 2019		October 2, 2020	September 27, 2019
Interest rate swap	$(11)	$(991)	Interest expense	$(1,066)	$444
Foreign exchange forwards	68	(400)	Sales	590	(500)
Foreign exchange forwards	451	(68)	Cost of sales	(651)	309
Foreign exchange forwards	57	—	Operating expenses	(23)	—

	Nine Months Ended		Location in Statement of Operations	Nine Months Ended
	October 2, 2020	September 27, 2019		October 2, 2020	September 27, 2019
Interest rate swaps	$(7,401)	$(6,590)	Interest expense	$(2,431)	$1,847
Foreign exchange contracts	277	(1,099)	Sales	549	(1,294)
Foreign exchange contracts	(2,277)	1,661	Cost of sales	(1,059)	1,137
Foreign exchange forwards	(15)	—	Operating expenses	(57)	—
The Company expects to reclassify net losses totaling $4.3 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
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
Equity investments comprise the following (in thousands):

	October 2, 2020	December 31, 2019
Equity method investment	$19,718	$16,167
Non-marketable equity securities	6,092	6,092
Total equity investments	$25,810	$22,259

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The components of (Gain) Loss on Equity Investments, Net for each period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Equity method investment income	$(2,234)	$(986)	$(3,954)	$(909)
Impairment charges	—	—	—	1,575
Total (gain) loss on equity investments, net	$(2,234)	$(986)	$(3,954)	$666
The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. As of October 2, 2020, the Company owned 6.6% of this fund.
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
The following table presents sales from continuing operations by product line (in thousands).

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Segment sales from continuing operations by product line:
Medical
Cardio & Vascular	$124,596	$148,581	$432,885	$451,552
Cardiac & Neuromodulation	72,909	106,533	252,404	337,932
Advanced Surgical, Orthopedics & Portable Medical	30,179	34,310	92,041	98,544
Total Medical	227,684	289,424	777,330	888,028
Non-Medical	8,258	14,163	27,153	44,429
Total sales from continuing operations	$235,942	$303,587	$804,483	$932,457
The following table presents income from continuing operations for the Company’s reportable segments (in thousands).

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Segment income from continuing operations:
Medical	$28,777	$62,648	$120,903	$182,734
Non-Medical	1,214	3,318	4,894	12,927
Total segment income	29,991	65,966	125,797	195,661
Unallocated operating income (expenses)(a)	9,767	(19,485)	(32,778)	(60,674)
Operating income	39,758	46,481	93,019	134,987
Unallocated expenses, net	(8,358)	(10,982)	(24,815)	(39,524)
Income from continuing operations before taxes	$31,400	$35,499	$68,204	$95,463
__________
(a) Unallocated operating income (expenses) for the three and nine months ended October 2, 2020 includes a net gain of $28.2 million related to a patent litigation judgment. Refer to Note 10 “Commitments and Contingencies” for additional information on this matter.

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
Revenue recognized from products and services transferred to customers over time for the three and nine months ended October 2, 2020 represented 30% and 29%, respectively, of total revenue. Revenue recognized from products and services transferred to customers over time for the three and nine months ended September 27, 2019 represented 10% and 11%, respectively, of total revenue. All revenue recognized from products and services transferred to customers over time during the periods presented was within the Medical segment.
The following table presents revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended
	October 2, 2020		September 27, 2019
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	16%	*	20%	*
Customer B	17%	*	18%	*
Customer C	17%	*	13%	*
Customer D	*	25%	*	22%
Customer F	*	11%	*	*
Customer G	*	*	*	12%
All other customers	50%	64%	49%	66%

	Nine Months Ended
	October 2, 2020		September 27, 2019
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	20%	*	22%	*
Customer B	16%	*	18%	*
Customer C	15%	*	12%	*
Customer D	*	22%	*	24%
Customer E	*	11%	*	*
All other customers	49%	67%	48%	76%
__________
* Less than 10% of segment’s total revenues for the period.

The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped.

	Three Months Ended
	October 2, 2020		September 27, 2019
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	58%	66%	55%	61%
South Korea	*	11%	*	*
Puerto Rico	*	*	11%	*
Canada	*	*	*	12%
All other countries	42%	23%	34%	27%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)    REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

	Nine Months Ended
	October 2, 2020		September 27, 2019
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	56%	54%	56%	58%
Canada	*	11%	*	13%
United Kingdom	*	10%	*	*
Puerto Rico	*	*	13%	*
All other countries	44%	25%	31%	29%
__________
* Less than 10% of segment’s total revenues for the period.

Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	October 2, 2020	December 31, 2019
Contract assets	$39,593	$24,767
Contract liabilities included in accrued expenses and other current liabilities	1,927	1,975
Contract assets at October 2, 2020, increased $14.8 million from December 31, 2019, due to a new contract with a customer where control is transferred over time. During the three and nine months ended October 2, 2020, the Company recognized $0.2 million and $1.3 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2019. During the three and nine months ended September 27, 2019, the Company recognized $0.4 million and $0.8 million, respectively, of revenue that was included in the contract liability balance as of December 28, 2018.

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
The Company recognized $2.9 million of income under the transition services agreement for the performance of services during the nine months ended September 27, 2019, of which $0.1 million is within Cost of sales and $2.8 million, is within Selling, general and administrative expenses.
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
The operating results of the AS&O Product Line have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The discontinued operations of the AS&O Product Line are reported in the Medical segment. Income from discontinued operations net of taxes, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Gain on sale of discontinued operations	$—	$—	$—	$(4,974)
Other income, net	—	—	—	(342)
Provision for income taxes	—	—	—	178
Income from discontinued operations	$—	$—	$—	$5,138
Cash flow information from discontinued operations was as follows (in thousands):

	Nine Months Ended
	October 2, 2020	September 27, 2019
Cash used in operating activities	$—	$(58)
Cash provided by investing activities	—	4,734

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
You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or variations or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those stated or implied by these forward-looking statements. In evaluating these statements and our prospects, you should carefully consider the factors set forth below. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report.
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
•regulatory issues resulting from product complaints, recalls or regulatory audits;
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
The third quarter and first nine months of 2020 ended on October 2, 2020 and consisted of 91 days and 276 days, respectively. The third quarter and first nine months of 2019 ended on September 27, 2019 and consisted of 91 days and 273 days, respectively.
Impact of COVID-19
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
To balance cost management during what we expect to be temporary sales declines in certain areas, we are utilizing reductions-in-force, furloughs and temporary shutdowns to more closely align labor with customer demand, and we will continue to assess the need for further actions in this area. In doing so, we are monitoring benefits available to our associates under various governmental programs, including assistance for associates unable to work for COVID-19 reasons. We have sought, and will continue to seek to understand whether these benefits apply to our associates, how the available benefits support the best interests of our associates, and how the available benefits may impact our business now and in the future as we return to more normalized operations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Customers
Likewise, we remain in close contact with our customers to respond to increased critical needs such as ventilator and patient monitor components and to understand the impact of COVID-19 on their business. COVID-19 has introduced volatility and uncertainty to all of our customers, which has resulted in the need for us to react and respond. As expected, we did experience decreased sales in the second and third quarters of 2020, largely because of delays in medical procedures. Because of our position in the supply chain, any delayed or reduced customer demand that we continue to experience will likely lag any similar delay or reduction in sales by our customers to their customers. This impact could be mitigated or enhanced depending on the various inventory management approaches utilized by our customers. We have had, and will continue to have, close conversation with our customers to be in the best possible position to respond to their needs.
Supply Chain
Our suppliers are also experiencing the impact of COVID-19 on their businesses. Our suppliers have had challenges in maintaining an adequate workforce, securing materials from their own suppliers, implementing workplace safety practices, and have instituted periodic closures as a result of COVID-19. We are taking steps to validate our suppliers’ ability to continue to deliver to us on time, which may also be affected by the impact of COVID-19 on their own financial condition.
Internal Controls over Financial Reporting and Disclosure Controls
We have taken proactive measures to ensure we have maintained an appropriate internal control environment while certain of our workforce continue to work from home.  Our control environment allows access to technology and online communications that has not required a change in controls. We believe our existing disclosure controls are appropriate to address the financial reporting implications as a result of the COVID-19 pandemic.
Governance
We are conducting regular leadership calls with global and regional leaders to review the effectiveness of associate safety measures, monitor the spread of the virus in the geographies in which we operate, discuss the evolving availability of testing and therapeutic medicine, and assess the impact of the pandemic on our business. These meetings also serve to ensure that progress continues on actions we have identified to manage COVID-19 risks or opportunities on an enterprise-wide or on a regional basis. Moreover, through formal meetings and other communications, we are in regular contact with our Board of Directors and Committees of the Board of Directors on the COVID-19 pandemic risks. This regular contact provides opportunities to ensure our board members remain informed, and can perform their duties of risk oversight. This communication also allows management to gain the valuable business and governance perspectives of our board members. Most importantly, we have been communicating with all associates regularly regarding, among other things, the steps we are taking to safeguard their health and safety, the flexible work and pay arrangements we have instituted as result of the COVID-19 pandemic, and the progress we are making in managing the effects of the pandemic on our business.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Patent Litigation
In April 2013, we commenced an action against a competitor alleging they had infringed on the our patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate our patented technology. Following four trials, the Company was awarded $27.8 million in damages. In July 2020, the United States Court of Appeals for the Federal Circuit affirmed, in all respects, the judgment in favor of the Company. We recognized a net gain of $28.2 million during the third quarter of 2020. Including damages and post-judgment interest, we expected to receive $28.9 million. On October 15, 2020, we received a partial payment of $28.3 million and received the balance of $0.6 million on October 26, 2020. The proceeds were used to pay down a portion of our Revolving Credit Facility.
The successful conclusion of this litigation reinforces our commitment to protect our intellectual property, supporting our vision to enhance patient lives by being our customers’ partner of choice for innovative medical technologies and services. Refer to Note 10 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 1 of this report for additional information on this matter.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Overview of Continuing Operations
Income from continuing operations for the third quarter and first nine months of 2020 was $30.3 million, or $0.92 per diluted share, and $61.8 million, or $1.87 per diluted share, respectively, compared to income from continuing operations of $30.6 million, or $0.92 per diluted share, and $80.2 million, or $2.43 per diluted share, for the third quarter and first nine months of 2019, respectively. These variances are primarily the result of the following:
•Sales for the third quarter and first nine months of 2020 decreased $67.6 million and $128.0 million, respectively, when compared to the same periods in 2019, primarily due to the impact of the COVID-19 pandemic.
•Gross profit for the third quarter and first nine months of 2020 decreased $35.5 million and $66.5 million, respectively, primarily from a loss in volume leverage resulting from a decrease in sales due to the impact of the COVID-19 pandemic and price reductions given to our customers, partially offset by production efficiencies resulting from our Manufacturing Excellence strategic imperative.
•Operating expenses for the third quarter and first nine months of 2020 decreased $28.7 million and $24.5 million, respectively, compared to the same periods in 2019, primarily due to decreases in Selling, general and administrative expenses. Included in Selling, general and administrative expenses for the third quarter of 2020 is a gain of $28.2 million recognized in connection with previously mentioned patent litigation judgment.
•Interest expense for the third quarter and first nine months of 2020 decreased $3.0 million and $10.8 million, respectively, compared to the same periods in 2019, primarily due to lower interest rates.
•During the third quarter and first nine months of 2020, we recognized net gains on equity investments of $2.2 million and $4.0 million, respectively, compared to a net gain of $1.0 million and a net loss of $0.7 million for the third quarter and first nine months of 2019, respectively. Gains and losses on equity investments are generally unpredictable in nature.
•Other (income) loss, net for the third quarter and first nine months of 2020 was a loss of $1.2 million and income of $0.2 million, respectively, compared to income of $0.4 million and $0.9 million, respectively, for the third quarter and first nine months of 2019, primarily due to fluctuations in foreign currency gains and losses in the respective periods.
•We recorded provisions for income taxes of $1.1 million and $6.4 million for the third quarter and first nine months of 2020, respectively, compared with provisions for income taxes of $4.9 million and $15.3 million during the same periods in 2019. The changes in income tax were primarily due to relative changes in pre-tax income and the impact of discrete tax items.

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

	Three Months Ended
	October 2,	September 27,	Change
	2020	2019	$	%
Medical Sales:
Cardio & Vascular	124,596	$148,581	$(23,985)	(16.1)%
Cardiac & Neuromodulation	72,909	106,533	(33,624)	(31.6)%
Advanced Surgical, Orthopedics & Portable Medical	30,179	34,310	(4,131)	(12.0)%
Total Medical Sales	227,684	289,424	(61,740)	(21.3)%
Non-Medical	8,258	14,163	(5,905)	(41.7)%
Sales	235,942	303,587	(67,645)	(22.3)%
Cost of sales	178,009	210,201	(32,192)	(15.3)%
Gross profit	57,933	93,386	(35,453)	(38.0)%
Gross profit as a % of sales	24.6%	30.8%
Selling, general and administrative expenses (“SG&A”)	3,609	32,935	(29,326)	(89.0)%
SG&A as a % of sales	1.5%	10.8%
Research, development and engineering costs (“RD&E”)	11,892	11,729	163	1.4%
RD&E as a % of sales	5.0%	3.9%
Other operating expenses	2,674	2,241	433	19.3%
Operating expenses	18,175	46,905	(28,730)	(61.3)%
Operating income	39,758	46,481	(6,723)	(14.5)%
Operating margin	16.9%	15.3%
Interest expense	9,368	12,337	(2,969)	(24.1)%
Gain on equity investments, net	(2,234)	(986)	(1,248)	NM
Other (income) loss, net	1,224	(369)	1,593	NM
Income from continuing operations before taxes	31,400	35,499	(4,099)	(11.5)%
Provision for income taxes	1,058	4,913	(3,855)	(78.5)%
Effective tax rate	3.4%	13.8%
Income from continuing operations	$30,342	$30,586	$(244)	(0.8)%
Income from continuing operations as a % of sales	12.9%	10.1%
Diluted earnings per share from continuing operations	$0.92	$0.92	$—	—%
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine Months Ended
	October 2,	September 27,	Change
	2020	2019	$	%
Medical Sales:
Cardio & Vascular	$432,885	$451,552	$(18,667)	(4.1)%
Cardiac & Neuromodulation	252,404	337,932	(85,528)	(25.3)%
Advanced Surgical, Orthopedics & Portable Medical	92,041	98,544	(6,503)	(6.6)%
Total Medical Sales	777,330	888,028	(110,698)	(12.5)%
Non-Medical	27,153	44,429	(17,276)	(38.9)%
Total Sales	804,483	932,457	(127,974)	(13.7)%
Cost of sales	591,985	653,477	(61,492)	(9.4)%
Gross profit	212,498	278,980	(66,482)	(23.8)%
Gross profit as a % of sales	26.4%	29.9%
SG&A	73,969	101,034	(27,065)	(26.8)%
SG&A as a % of sales	9.2%	10.8%
RD&E	37,879	34,720	3,159	9.1%
RD&E, Net as a % of sales	4.7%	3.7%
Other operating expenses	7,631	8,239	(608)	(7.4)%
Operating expenses	119,479	143,993	(24,514)	(17.0)%
Operating income	93,019	134,987	(41,968)	(31.1)%
Operating margin	11.6%	14.5%
Interest expense	29,002	39,779	(10,777)	(27.1)%
(Gain) loss on equity investments, net	(3,954)	666	(4,620)	NM
Other income, net	(233)	(921)	688	(74.7)%
Income from continuing operations before taxes	68,204	95,463	(27,259)	(28.6)%
Provision for income taxes	6,373	15,289	(8,916)	(58.3)%
Effective tax rate	9.3%	16.0%
Income from continuing operations	$61,831	$80,174	$(18,343)	(22.9)%
Income from continuing operations as a % of sales	7.7%	8.6%
Diluted earnings per share from continuing operations	$1.87	$2.43	$(0.56)	(23.0)%
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Line Sales from Continuing Operations
For the third quarter and first nine months of 2020, Cardio & Vascular sales decreased $24.0 million, or 16%, and decreased $18.7 million or 4%, respectively, versus the comparable 2019 periods. Cardio & Vascular sales for the third quarter and first nine months of 2020 were negatively impacted by the COVID-19 pandemic and a blend of our customers’ responses across nearly all Cardio & Vascular markets. During the third quarter and first nine months of 2020, price reductions lowered Cardio & Vascular sales by $1.9 million and $5.7 million, respectively, in comparison to the 2019 periods. Foreign currency exchange rate fluctuations increased Cardio & Vascular sales for the third quarter and first nine months of 2020 by $0.6 million and $0.1 million, respectively, in comparison to the 2019 periods primarily due to U.S. dollar fluctuations relative to the Euro.
For the third quarter and first nine months of 2020, Cardiac & Neuromodulation sales decreased $33.6 million, or 32%, and $85.5 million or 25%, respectively, versus the comparable 2019 periods. Cardiac & Neuromodulation sales for the third quarter and first nine months of 2020 declined commensurate with the market impact and a blend of our customers’ responses. Additionally, the Nuvectra bankruptcy created a headwind of $3.1 million and $15.6 million for the third quarter and first nine months of 2020, respectively. During the third quarter and first nine months of 2020, price reductions lowered Cardiac & Neuromodulation sales by $2.4 million and $7.1 million, respectively, in comparison to the 2019 periods. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during the third quarter and first nine months of 2020 in comparison to the 2019 periods.
In addition to Portable Medical sales, Advanced Surgical, Orthopedic & Portable Medical includes sales to the acquirer of our AS&O Product Line, Viant, under long-term supply agreements entered into as of the closing of the divestiture for the sale of products by the Company to Viant. For the third quarter and first nine months of 2020, Advanced Surgical, Orthopedic & Portable Medical sales decreased $4.1 million, or 12%, and $6.5 million, or 7%, respectively, versus the comparable 2019 periods, driven by the impact of COVID-19 and a blend of our customers’ responses. During the third quarter and first nine months of 2020, price reductions lowered Advanced Surgical, Orthopedic & Portable Medical sales by $0.4 million and $1.4 million, respectively, in comparison to the 2019 periods. Foreign currency exchange rate fluctuations did not have a material impact on Advanced Surgical, Orthopedic & Portable Medical sales.
For the third quarter and first nine months of 2020, Non-Medical sales decreased $5.9 million, or 42%, and $17.3 million or 39%, respectively, versus the comparable 2019 periods, driven by a severe decline in the energy market and demand fall-out from the COVID-19 pandemic. Price reductions and foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the third quarter and first nine months of 2020 in comparison to the 2019 periods.
Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

	Change From Prior Year
	Three Months	Nine Months
Price(a)	(2.0)%	(1.8)%
Mix(b)	(0.7)	(0.7)
Volume Leverage(c)	(3.4)	(0.8)
Nuvectra Bankruptcy(d)	(0.1)	(0.2)
Total percentage point change to gross profit as a percentage of sales	(6.2)%	(3.5)%
__________
(a)Our Gross Margin for the third quarter and first nine months of 2020 was negatively impacted by price reductions given to our larger OEM customers in return for long-term volume commitments.
(b)Amounts represent the impact to our Gross Margin attributable to changes in the mix of product sales during the periods.
(c)Our gross margin for the third quarter and first nine months of 2020 was negatively impacted by lower sales from the COVID-19 pandemic. Given our indirect labor and overhead costs are less variable, and in most cases fixed, the reduction in sales negatively impacted gross margin. However, we continue to execute on our Manufacturing Excellence strategic imperative and maintain our facility infrastructure as we expect the sales decline to be temporary.
(d)Amount represents the impact to our Gross Margin for the third quarter and first nine months of 2020 of $0.3 million and $1.1 million, respectively, of pre-tax charges attributable to the Nuvectra Bankruptcy.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Nine Months
Transition services agreement(a)	$—	$2,733
Patent litigation gain(b)	(28,167)	(28,167)
All other SG&A(c)	(1,159)	(1,631)
Net decrease in SG&A Expenses	$(29,326)	$(27,065)
__________
(a)Represents the amount included in SG&A Expenses which was charged to Viant for transition services during the first six months of 2019. We executed a transition services agreement in conjunction with the sale of the AS&O Product Line, whereby we agreed to provide certain corporate services (including accounting, payroll, and information technology services) to Viant to facilitate an orderly transfer of business operations. This provision of services under the agreement was completed during the second quarter of 2019.
(b)We recognized a net gain of $28.2 million during the third quarter of 2020 related to a patent litigation judgment. Refer to Note 10 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information on this matter.
(c)The net decreases in all other SG&A for the third quarter and first nine months of 2020 compared to the same periods of 2019 are primarily attributable to lower compensation and benefits cost, travel related expenses and depreciation expense, partially offset by an increase in amortization.
RD&E
RD&E costs for the third quarter and first nine months of 2020 were $11.9 million and $37.9 million, respectively, compared to $11.7 million and $34.7 million for the third quarter and first nine months of 2019. The increase in RD&E costs for the third quarter and first nine months of 2020 compared to the same prior year periods is primarily attributable to increased compensation and benefits costs, consistent with our strategy to invest in capabilities for growth. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Other Operating Expenses
Refer to Note 8 “Other Operating Expenses” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information related to these initiatives. Other Operating Expenses (“OOE”) consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Strategic reorganization and alignment(a)	$—	$962	$686	$4,352
Manufacturing alignment to support growth(b)	36	515	224	1,661
2020 restructuring plan(c)	858	—	2,275	—
Acquisition and integration expenses(d)	107	—	510	—
Other general expenses(e)	1,673	764	3,936	2,226
Total other operating expenses	$2,674	$2,241	$7,631	$8,239
__________
(a)As a result of the strategic review of our customers, competitors and markets, we began taking steps in 2017 to better align our resources in order to enhance the profitability of our portfolio of products. These initiatives include improving our business processes and redirecting investments away from projects where the market does not justify the investment, as well as aligning resources with market conditions and our future strategic direction. Expenses for the third quarter and first nine months of 2020 and 2019 primarily consist of severance costs.
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
(e)Amounts include expenses related to other initiatives not described above, which relate primarily to actions to align labor with customer demand as a result of COVID-19 and the decline of the energy market, integration and operational initiatives to reduce future costs and improve operational efficiencies. The 2020 and 2019 amounts primarily include severance, information technology systems conversion expenses and expenses related to the restructuring of certain legal entities of the Company.
We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion.
Interest Expense, Net
Interest expense consists primarily of cash interest and debt related charges, such as amortization of debt issuance costs and original issue discount. For the third quarter and first nine months of 2020, interest expense decreased $3.0 million and $10.8 million, respectively versus the comparable 2019 periods, primarily from a decrease in cash interest due to lower interest rates. The weighted average interest rates on outstanding borrowings for the three and nine months ended October 2, 2020 were 3.60% and 3.83%, respectively, compared to 4.96% and 5.08% for the comparable periods in 2019. The weighted average interest rates paid in 2020 reflect decreases in LIBOR subsequent to the first quarter of 2019 and reductions to the applicable interest rate margin of our Term Loan A facility. In November 2019, we reduced the applicable interest rate margins by amending our Senior Secured Credit Facilities.
Debt related charges decreased $0.5 million and $2.1 million, respectively, during third quarter and first nine months of 2020 when compared to the same periods in 2019, primarily attributable to lower accelerated write-offs (losses from extinguishment of debt) of deferred fees and original issue discount related to prepayments of portions of our Term Loan B facility. We had no losses from extinguishment of debt during the first nine months of 2020 compared to $0.3 million and $1.3 million, respectively, in the third quarter and first nine months of 2019. See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
As of October 2, 2020, approximately 76% of our principal amount of debt outstanding was subject to variable rates, in comparison to approximately 20% as of December 31, 2019.  We enter into interest rate swap agreements in order to reduce our exposure to fluctuations in the LIBOR rate. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our interest rate swap agreements.
(Gain) Loss on Equity Investments, Net
During the third quarter and first nine months of 2020, we recognized net gains on our equity investments of $2.2 million and $4.0 million, respectively, compared to a net gain of $1.0 million and a net loss of $0.7 million during the third quarter and first nine months of 2019, respectively. Gains and losses on equity investments are generally unpredictable in nature. The amounts for both 2020 and 2019 relate to our share of equity method investee gains/losses including unrealized appreciation of the underlying interests of the investee. As of October 2, 2020 and December 31, 2019, the carrying value of our equity investments were $25.8 million and $22.3 million, respectively. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other (Income) Loss, Net
Other (Income) Loss, Net for the third quarter and first nine months of 2020 was a loss of $1.2 million and income of $0.2 million, respectively, compared to income of $0.4 million and $0.9 million for the third quarter and first nine months of 2019, respectively. Other (Income) Loss, Net primarily comprises gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan pesos, Malaysian ringgits, or Israeli shekel.
The impact of exchange rates on transactions denominated in foreign currencies included in Other (Income) Loss, Net for the third quarter and first nine months of 2020 were losses of $1.2 million and gains of $0.3 million, respectively, compared to gains of $0.3 million and $0.4 million for the third quarter and first nine months of 2019, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
We recognized income tax expense of $1.1 million for the third quarter of 2020 on $31.4 million of income from continuing operations before taxes (effective tax rate of 3.4%), compared to income tax expense of $4.9 million on $35.5 million of income from continuing operations before taxes (effective tax rate of 13.8%) for the same period of 2019. The income tax expense for the first nine months of 2020 was $6.4 million on income from continuing operations before taxes of $68.2 million (effective tax rate of 9.3%), compared to $15.3 million on income from continuing operations before taxes of $95.5 million (effective tax rate of 16.0%) for the same period of 2019.
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
Our effective tax rate for 2020 differs from the U.S. federal statutory tax rate of 21% due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the availability of tax credits, and discrete tax benefits. The discrete tax benefits for 2020 are predominately related to excess tax benefits recognized upon vesting of RSUs or exercise of stock options, favorable return to provision adjustments related to the 2019 tax year, the net impact of a tax restructuring of the Company’s Malaysian legal entity, and the impact of Final Treasury Regulations issued in July 2020 for GILTI, and Foreign Derived Intangible Income.

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
Liquidity and Capital Resources

(dollars in thousands)	October 2, 2020	December 31, 2019
Cash and cash equivalents	$99,943	$13,535
Working capital	$345,193	$236,317
Current ratio	3.25	2.32
Cash and cash equivalents at October 2, 2020 increased by $86.4 million from December 31, 2019, primarily as a result of cash generated from operating activities, inclusive of proceeds from the sale of accounts receivable under a supplier financing program, and net borrowings on our Senior Secured Credit Facility, partially offset by purchases of property, plant and equipment. As of October 2, 2020, we had $15.0 million of cash and cash equivalents held in time-deposits with original maturities that were less than 90 days. The increase in cash and cash equivalents is consistent with our actions to increase liquidity given the uncertainty surrounding the COVID-19 pandemic.
During the first nine months of 2020, we began utilizing supplier financing arrangements with financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale of, and are accounted for as a reduction to, accounts receivable.  The agreement transfers control and risk related to the receivables to the respective financial institution. We have no continuing involvement in the transferred receivables subsequent to the sale. Under these agreements, we accelerated the timing of $47.1 million of accounts receivable cash collections during the first nine months of 2020.
Working capital increased by $108.9 million from December 31, 2019, primarily due to an increase in cash and cash equivalents and prepaid expenses and other current assets supplemented by a decrease in current liabilities primarily from the payment of accrued incentive compensation and lower inventory purchases. Cash and cash equivalents increased primarily from cash generated by operating activities while prepaid expenses and other current assets increased primarily from the recognition of an asset associated with the aforementioned patent litigation judgment in the third quarter of 2020. Our increase in net working capital was partially offset by a decrease in accounts receivable resulting from lower sales volume.
At October 2, 2020, $12.2 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
Summary of Cash Flow
The following cash flow summary information includes cash flows related to discontinued operations (in thousands):

	Nine Months Ended
(in thousands)	October 2, 2020	September 27, 2019
Cash provided by (used in):
Operating activities	$110,239	$111,977
Investing activities	(44,932)	(20,382)
Financing activities	21,698	(102,432)
Effect of foreign currency exchange rates on cash and cash equivalents	(597)	(13)
Net change in cash and cash equivalents	$86,408	$(10,850)

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating Activities – During the first nine months of 2020, we generated cash from operations of $110.2 million, compared to $112.0 million for the first nine months of 2019. The decrease of $1.8 million was due to a decrease of $21.5 million in cash net income (net income plus adjustments to reconcile net income to net cash provided by operating activities), offset by an increase of $19.7 million in cash flow provided by working capital. The decrease in cash net income is primarily from lower gross profit from sales and gross margin declines partially offset by lower SG&A expenses, interest expense, and income tax expense. The increase in cash from working capital is the result of changes in certain assets and liabilities affecting cash flows, primarily an increase in cash flows from accounts receivable of $72.1 million, which decreased in the current year from lower sales and supplier financing, partially offset by a decrease in cash flows from prepaid expenses and other current assets and accounts payable of $31.0 million and $22.9 million, respectively.
Investing Activities – The $24.6 million increase in net cash used in investing activities was primarily attributable to increased purchases of property, plant, and equipment of $10.5 million, intangible assets of $4.6 million, and cash paid of $5.2 million for the acquisition of certain assets and liabilities from InoMec Ltd. in the first quarter of 2020.
Financing Activities – Net cash provided by financing activities for first nine months of 2020, was $21.7 million compared to $102.4 million used in financing activities for the first nine months of 2019. Financing activities during the first nine months of 2020 primarily included net borrowings of $21.9 million, compared to net payments of $102.1 million for the comparable 2019 period. During the second quarter of 2020, we borrowed an additional $160 million of our Revolving Credit Facility to protect against a prolonged pandemic coupled with financial market illiquidity. As of October 2, 2020, we have paid down $135 million of that additional borrowing. During the fourth quarter of 2020 we utilized the proceeds received in conjunction with the patent litigation judgment to repay in full the additional borrowing.
Capital Structure – As of October 2, 2020, our capital structure consists of $839 million of debt, net of deferred debt issuance costs and unamortized discounts, outstanding under our Senior Secured Credit Facilities and 33 million shares of common stock outstanding. We continue to have access to $143.3 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit. We are also authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of October 2, 2020, our contractual debt service obligations for the remainder of 2020, consisting of principal and interest on our outstanding debt, are estimated to be approximately $17 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
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
Credit Facilities - As of October 2, 2020, we had Senior Secured Credit Facilities that consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”) with outstanding borrowings of $50 million, (ii) a term loan A facility (the “TLA Facility”) with outstanding principal balance of $239 million, and (iii) a term loan B facility (the “TLB Facility”) with outstanding principal balance of $558 million. The Senior Secured Credit Facilities will mature on October 27, 2022. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum total net leverage ratio of 4.75:1.0, subject to a step down to 4.50 to 1.00 for the third fiscal quarter of 2021, and reverting to and remaining at 4.00 to 1.00 beginning with the fourth quarter of 2021 through maturity, and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of 3.0:1.0. Additionally, the Net Leverage Ratio can be increased by 0.50 for up to four consecutive quarters commencing in any fiscal quarter in which we consummate an Eligible Adjustment Acquisition (as defined in the Amendment) with a $40 million or greater purchase price. The TLB Facility does not contain any financial maintenance covenants. As of October 2, 2020, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 3.3 to 1.0. For the twelve month period ended October 2, 2020, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 6.8 to 1.0.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of October 2, 2020, we were in full compliance with the financial covenants described above. As of October 2, 2020, our adjusted EBITDA would need to decline by approximately $74 million, or approximately 30%, in order for us to not be in compliance with our financial covenants. The Revolving Credit Facility is supported by a consortium of twelve lenders with no lender controlling more than 27% of the facility.
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
Contractual Obligations
There have been no significant changes to our contractual obligations during the quarter ended October 2, 2020 as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of October 2, 2020. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of October 2, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed on the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. Following four trials, the Company was awarded $27.8 million in damages. AVX filed a notice of appeal in August 2019. In July 2020, the United States Court of Appeals for the Federal Circuit affirmed, in all respects, the judgment in favor of the Company. The Company recorded a net gain of $28.2 million during the third quarter of 2020. Refer to Note 10 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 1 of this report for additional information on this matter.
As described in the Company’s Form 10-K for the year ended December 31, 2019, the Company is involved in an ongoing environmental investigation and potential remediation in conjunction with the New Jersey Department of Environmental Protection (“NJDEP”) related to a property on which a subsidiary of LRM operated a manufacturing facility (the “Site”). In October 2020, NJDEP notified the Company that, among other things, it is seeking approximately $0.3 million from the Company in connection with work at the Site. The Company is working with NJDEP to review the costs. While the Company does not expect that this environmental matter will have a material effect on its consolidated results of operations, financial position or cash flows, there can be no assurance that this investigation will not become material in the future.
ITEM 1A.RISK FACTORS
Information concerning our risk factors is contained in Item 1A of our Form 10-Q for the quarter ended April 3, 2020, and is incorporated by reference herein.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1#*	Integer Holdings Corporation Director Compensation Policy.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Extension Presentation Linkbase Document

101.DEF*	XBRL Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	October 29, 2020	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jason K. Garland
Jason K. Garland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)