Form 10-Q
period 2021-04-02
Integer Holdings Corp
filed 2021-04-29
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of April 23, 2021 was: 32,975,085 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended April 2, 2021

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	April 2, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$28,402	$49,206
Accounts receivable, net of provision for credit losses of $0.2 million, respectively	165,826	156,207
Inventories	153,815	149,323
Refundable income taxes	2,461	2,087
Contract assets	44,686	40,218
Prepaid expenses and other current assets	14,047	15,896
Total current assets	409,237	412,937
Property, plant and equipment, net	248,993	253,964
Goodwill	852,243	859,442
Other intangible assets, net	739,334	757,224
Deferred income taxes	4,381	4,398
Operating lease assets	50,433	45,153
Other long-term assets	38,731	38,739
Total assets	$2,343,352	$2,371,857
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,500	$37,500
Accounts payable	62,395	51,570
Income taxes payable	3,610	1,847
Operating lease liabilities	7,904	8,431
Accrued expenses and other current liabilities	50,142	56,843
Total current liabilities	161,551	156,191
Long-term debt	649,630	693,758
Deferred income taxes	180,779	182,304
Operating lease liabilities	45,150	37,861
Other long-term liabilities	28,518	30,688
Total liabilities	1,065,628	1,100,802
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,974,702 and 32,908,178 shares issued and outstanding, respectively	33	33
Additional paid-in capital	703,033	700,814
Retained earnings	539,036	517,516
Accumulated other comprehensive income	35,622	52,692
Total stockholders’ equity	1,277,724	1,271,055
Total liabilities and stockholders’ equity	$2,343,352	$2,371,857
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands except per share data)	April 2, 2021	April 3, 2020
Sales	$290,467	$328,426
Cost of sales	205,981	231,724
Gross profit	84,486	96,702
Operating expenses:
Selling, general and administrative	35,502	36,457
Research, development and engineering	13,461	13,241
Other operating expenses	915	2,928
Total operating expenses	49,878	52,626
Operating income	34,608	44,076
Interest expense	8,532	10,361
(Gain) loss on equity investments	1,335	(1,925)
Other income, net	(237)	(999)
Income before taxes	24,978	36,639
Provision for income taxes	3,458	5,539
Net income	$21,520	$31,100

Earnings per share:
Basic	$0.65	$0.95
Diluted	$0.65	$0.94

Weighted average shares outstanding:
Basic	32,957	32,807
Diluted	33,188	33,117

Comprehensive Income
Net income	$21,520	$31,100
Other comprehensive loss:
Foreign currency translation loss	(16,364)	(12,032)
Change in fair value of cash flow hedges, net of tax	(706)	(8,629)
Other comprehensive loss, net of tax	(17,070)	(20,661)
Comprehensive income, net of tax	$4,450	$10,439
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	April 2, 2021	April 3, 2020
Cash flows from operating activities:
Net income	$21,520	$31,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,294	19,494
Debt related charges included in interest expense	1,372	1,023
Stock-based compensation	4,704	1,738
Non-cash (gains) charges related to customer bankruptcy	(24)	628
Non-cash lease expense	2,004	1,930
Non-cash (gain) loss on equity investments	1,335	(1,925)
Contingent consideration fair value adjustment	—	(500)
Other non-cash (gains) losses	69	(585)
Deferred income taxes	(242)	61
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(9,373)	(8,165)
Inventories	(5,157)	(4,365)
Prepaid expenses and other assets	(189)	929
Contract assets	(4,677)	(14,279)
Accounts payable	11,434	18,458
Accrued expenses and other liabilities	(7,887)	(18,108)
Income taxes	1,246	4,963
Net cash provided by operating activities	36,429	32,397
Cash flows from investing activities:
Acquisition of property, plant and equipment	(7,660)	(14,925)
Purchase of intangible asset	—	(3,500)
Proceeds from sale of property, plant and equipment	15	52
Acquisitions, net	—	(5,219)
Net cash used in investing activities	(7,645)	(23,592)
Cash flows from financing activities:
Principal payments of long-term debt	(45,375)	(9,375)
Proceeds from senior secured revolving line of credit	—	25,000
Proceeds from the exercise of stock options	116	2,201
Payment of debt issuance costs	(72)	—
Tax withholdings related to net share settlements of restricted stock unit awards	(2,601)	(2,664)
Contingent consideration payments	(1,621)	—
Principal payments on finance leases	(9)	—
Net cash provided by (used in) financing activities	(49,562)	15,162
Effect of foreign currency exchange rates on cash and cash equivalents	(26)	(243)
Net increase (decrease) in cash and cash equivalents	(20,804)	23,724
Cash and cash equivalents, beginning of period	49,206	13,535
Cash and cash equivalents, end of period	$28,402	$37,259
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
(in thousands)	April 2, 2021	April 3, 2020
Total stockholders’ equity, beginning balance	$1,271,055	$1,152,488

Common stock and additional paid-in capital
Balance, beginning of period	700,847	701,051
Stock awards exercised or vested	(2,485)	(8,010)
Stock-based compensation	4,704	1,738
Balance, end of period	703,066	694,779
Treasury stock
Balance, beginning of period	—	(8,809)
Treasury shares reissued	—	7,546
Balance, end of period	—	(1,263)
Retained earnings
Balance, beginning of period	517,516	440,258
Net income	21,520	31,100
Balance, end of period	539,036	471,358
Accumulated other comprehensive income (loss)
Balance, beginning of period	52,692	19,988
Other comprehensive loss	(17,070)	(20,661)
Balance, end of period	35,622	(673)

Total stockholders’ equity, ending balance	$1,277,724	$1,164,201
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
Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, certain components of equity, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The first quarter of 2021 ended on April 2 and consisted of 92 days, and the first quarter of 2020 ended on April 3 and consisted of 94 days.
Risks and Uncertainties
Beginning in early March 2020, the global spread of the novel coronavirus (“COVID-19”) created significant uncertainty and worldwide economic disruption. Specific impacts to the Company’s business include delayed or reduced customer orders and sales, restrictions on its associates’ ability to travel or work, delays in shipments to and from certain countries, and disruptions in its supply chain. The extent to which COVID-19 impacts the Company’s operations will depend on future developments, which are highly uncertain and difficult to predict, including, among others, the duration of the outbreak, the effectiveness and utilization of vaccines for COVID-19 and its variants, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities to contain the pandemic or treat its impact. As pandemic-related events continue to evolve, additional impacts may arise that the Company is not aware of currently. Any prolonged material disruption of the Company’s associates, suppliers, manufacturing, or customers could materially impact its consolidated financial position, results of operations or cash flows.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board ("FASB"). The Company evaluated all recent accounting pronouncements issued, including those that are currently effective, and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company. There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, that are of significance, or potential significance, to the Company.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)    BUSINESS ACQUISITION
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
The contingent consideration represents the estimated fair value of the Company’s obligation, under the asset purchase agreement, to make additional payments of up to $3.5 million over the four years following the acquisition based on specified conditions being met. Based on the final purchase price allocation, the assets acquired principally comprise $2.0 million of intangible assets, $4.8 million of goodwill, $0.3 million of acquired property, plant and equipment, and a net liability for other working capital items of $0.1 million. Intangible assets included developed technology, customer relationships and non-compete provisions, which are being amortized over a weighted average period of 5.9 years from the date of acquisition.
The amount allocated to goodwill for this acquisition is deductible for income tax purposes. The fair value of the contingent consideration was estimated using the Monte Carlo valuation approach. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
For segment reporting purposes, the results of operations and assets from this acquisition have been included in the Company’s Medical segment since the acquisition date. Sales related to InoMec were $0.8 million and $0.4 million, respectively, for the three months ended April 2, 2021 and April 3, 2020. Earnings related to the operations consisting of the assets and liabilities acquired from InoMec for the three months ended April 2, 2021 and April 3, 2020 were not material. During the three months ended on April 3, 2020, direct costs of this acquisition of $0.7 million were expensed as incurred and included in Other operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Pro forma financial information has not been presented for this acquisition as the net effects were not significant or material to the Company’s results of operations or financial position.
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	April 2, 2021	April 3, 2020
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$2,981	$4,481
Purchase of intangible asset included in accrued expenses	—	1,000
Supplemental lease disclosures:
Operating lease assets obtained in exchange for new or remeasured operating lease liabilities	7,414	7,427
(4.)    INVENTORIES
Inventories comprise the following (in thousands):

	April 2, 2021	December 31, 2020
Raw materials	$70,552	$72,477
Work-in-process	64,320	58,806
Finished goods	18,943	18,040
Total	$153,815	$149,323

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the three months ended April 2, 2021 were as follows (in thousands):

	Medical	Non- Medical	Total
December 31, 2020	$842,442	$17,000	$859,442
Foreign currency translation	(7,199)	—	(7,199)
April 2, 2021	$835,243	$17,000	$852,243
Intangible Assets
Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
April 2, 2021
Definite-lived:
Purchased technology and patents	$255,606	$(155,278)	$100,328
Customer lists	716,081	(167,620)	548,461
Other	4,120	(3,863)	257
Total amortizing intangible assets	$975,807	$(326,761)	$649,046
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2020
Definite-lived:
Purchased technology and patents	$257,453	$(152,798)	$104,655
Customer lists	723,791	(161,856)	561,935
Other	4,142	(3,796)	346
Total amortizing intangible assets	$985,386	$(318,450)	$666,936
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended
	April 2, 2021	April 3, 2020
Cost of sales	$3,268	$3,269
Selling, general and administrative expenses	7,182	7,175
Total intangible asset amortization expense	$10,450	$10,444
Estimated future intangible asset amortization expense based on the carrying value as of April 2, 2021 is as follows (in thousands):

	Remainder of 2021	2022	2023	2024	2025	After 2025
Amortization Expense	$30,835	40,170	38,751	37,798	36,483	465,009

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT
Long-term debt comprises the following (in thousands):

	April 2, 2021	December 31, 2020
Senior secured term loan A	$220,312	$229,687
Senior secured term loan B	472,286	508,286
Unamortized discount on term loan B and debt issuance costs	(5,468)	(6,715)
Total debt	687,130	731,258
Current portion of long-term debt	(37,500)	(37,500)
Total long-term debt	$649,630	$693,758
The Company has senior secured credit facilities (the “Senior Secured Credit Facilities”) as of April 2, 2021, consisting of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), (ii) a term loan A facility (the “TLA Facility”), and (iii) a term loan B facility (the “TLB Facility”). The TLA Facility and TLB Facility are collectively referred to as the “Term Loan Facilities.” The TLB Facility was issued at a 1% discount.
Revolving Credit Facility
The Revolving Credit Facility matures on October 27, 2022. The Revolving Credit Facility includes a $15 million sublimit for swingline loans and a $25 million sublimit for standby letters of credit. The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.175% and 0.25%, depending on the Company’s Total Net Leverage Ratio (as defined in the Senior Secured Credit Facilities agreement). As of April 2, 2021, the commitment fee on the unused portion of the Revolving Credit Facility was 0.25%. Interest rates on the Revolving Credit Facility, as well as the TLA Facility, are at the Company’s option, either at: (i) the prime rate plus the applicable margin, which will range between 0.50% and 2.00%, based on the Company’s Total Net Leverage Ratio, or (ii) the applicable London Interbank Offered Rate (“LIBOR”) plus the applicable margin, which will range between 1.50% and 3.00%, based on the Company’s Total Net Leverage Ratio. The Company also pays certain of its lenders a deferred amendment fee, payable in installments of 0.03125% of the outstanding Revolving Credit Facility and TLA Facility each quarter through maturity when the Company’s total net leverage ratio equals or exceeds 3.00 to 1.00.
As of April 2, 2021, the Company had no outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $193.3 million after giving effect to $6.7 million of outstanding standby letters of credit.
Term Loan Facilities
The TLA Facility and TLB Facility mature on October 27, 2022. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 1.50% or (ii) the applicable LIBOR rate plus 2.50%, with LIBOR subject to a 1.00% floor. As of April 2, 2021, the interest rates on the TLA Facility and TLB Facility were 2.36% and 3.50%, respectively.
Covenants
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 4.75:1.00, subject to a step down to 4.50 to 1.00 for the third fiscal quarter of 2021, and reverting to and remaining at 4.00 to 1.00 beginning with the fourth quarter of 2021 through maturity, and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 3.00:1.00. The TLB Facility does not contain any financial maintenance covenants. As of April 2, 2021, the Company was in compliance with these financial covenants.
Contractual maturities under the Senior Secured Credit Facilities for the remainder of 2021 and through maturity, excluding any discounts or premiums, as of April 2, 2021 are as follows (in thousands):

	2021	2022
Future minimum principal payments	$28,125	664,473
During the three months ended April 2, 2021, the Company prepaid $36.0 million of its TLB Facility and recognized a loss from extinguishment of debt of $0.3 million. The loss from extinguishment of debt represents the portion of the unamortized discount and debt issuance costs related to the portion of the TLB Facility that was prepaid and is included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION
The Company maintains certain stock-based compensation plans that were approved by the Company’s stockholders and are administered by the Board of Directors or the Compensation and Organization Committee of the Board. The stock-based compensation plans provide for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights and stock bonuses to employees, non-employee directors, consultants, and service providers.
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	April 2, 2021	April 3, 2020
Stock options	$—	$13
RSUs	4,704	1,725
Total stock-based compensation expense	$4,704	$1,738

Cost of sales	$1,114	$454
Selling, general and administrative	3,355	1,136
Research, development and engineering	235	148
Total stock-based compensation expense	$4,704	$1,738

Stock Options
The following table summarizes the Company’s stock option activity for the three month period ended April 2, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2020	281,873	$36.05
Exercised	(4,229)	27.32
Outstanding and exercisable at April 2, 2021	277,644	$36.18	4.5	$15.4
Restricted Stock Units
During the three months ended April 2, 2021, the Company awarded grants of either time-based RSUs or a mix of time-based RSUs and performance-based RSUs (“PRSUs”) to certain members of its Board of Directors and management. Newly appointed members to the Board of Directors received a pro-rated portion of the their annual equity retainer in the form of time-based RSUs that vest in accordance with the regularly scheduled vesting schedule applicable to existing members of the Board of Directors. All other time-based RSUs granted during three months ended April 2, 2021 vest ratably, subject to the recipient’s continuous service to the Company over a period of three years from the grant date. For the Company’s PRSUs, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of market-based conditions. The market-based conditions are based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over three year performance periods.
The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with TSR-based performance conditions. The grant-date fair value of all other RSUs is equal to the closing market price of Integer common stock on the date of grant.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION (Continued)
The weighted average fair value and assumptions used to value the TSR portion of the PRSUs granted are as follows:

	Three Months Ended
	April 2, 2021	April 3, 2020
Weighted average fair value	$85.16	$107.42
Risk-free interest rate	0.19%	1.53%
Expected volatility	41%	30%
Expected life (in years)	3.0	2.9
Expected dividend yield	—%	—%
The valuation of the TSR portion of the PRSUs granted during 2021 and 2020 also reflects a weighted average illiquidity discount of 8.19% and 8.00%, respectively, related to the six-month period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.
The following table summarizes time-vested RSU activity for the three month period ended April 2, 2021:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	207,923	$75.38
Granted	146,247	79.09
Vested	(59,143)	63.94
Forfeited	(2,327)	80.24
Nonvested at April 2, 2021	292,700	$79.51
The following table summarizes PRSU activity for the three month period ended April 2, 2021:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	219,391	$72.33
Granted	92,345	85.16
Vested	(38,882)	37.75
Forfeited	(65,941)	49.00
Nonvested at April 2, 2021	206,913	$91.98

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     OTHER OPERATING EXPENSES
Other operating expenses comprise the following (in thousands):

	Three Months Ended
	April 2, 2021	April 3, 2020
Operational excellence initiatives	$654	$974
Strategic reorganization and alignment	—	548
Manufacturing alignment to support growth	—	128
Acquisition and integration	84	356
Other general expenses	177	922
Total other operating expenses	$915	$2,928
Operational excellence initiatives
The Company’s operational excellence initiatives mainly consist of costs associated with executing on its sales force, manufacturing, business process and performance excellence operational strategic imperatives. These projects focus on changing the Company’s organizational structure to match product line growth strategies and customer needs, transitioning its manufacturing process into a competitive advantage and standardizing and optimizing its business processes.
2021 Initiatives - Costs related to the Company’s 2021 initiatives are primarily recorded within the Medical segment and mainly include termination benefits. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2021 realignment plan of between approximately $1 million to $2 million, the majority of which are expected to be cash expenditures. As of April 2, 2021, total restructuring and related charges incurred since inception was $0.4 million. These actions are expected to be substantially completed by the end of 2021.
2020 Initiatives - Costs related to the Company’s 2020 initiatives are primarily recorded within the Medical segment and mainly include termination benefits. As of April 2, 2021, total restructuring and related charges incurred since inception was $3.0 million. These actions were substantially complete at the end of 2020.
Strategic reorganization and alignment
These initiatives primarily included aligning resources with the Company’s strategic direction, improving profitability to invest in accelerated growth and the expansion of a facility. These actions began in 2017 and were completed during the second quarter of 2020. The Company recorded, primarily within the Medical segment, $23.0 million of restructuring and related charges since inception.
Manufacturing alignment to support growth
These initiatives were designed to reduce costs, increase manufacturing capacity to accommodate growth and improve operating efficiencies by relocating certain manufacturing operations and expanding certain facilities. These actions began in 2017 and were completed during the fourth quarter of 2020. The Company recorded, primarily within the Medical segment, $5.8 million of restructuring and related charges since inception.
The following table summarizes the change in accrued liabilities, presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, related to the initiatives described above (in thousands):

Operational excellence initiatives
December 31, 2020	$291
Charges incurred, net of reversals	654
Cash payments	(306)
April 2, 2021	$639

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     OTHER OPERATING EXPENSES (Continued)
Acquisition and integration
Acquisition and integration costs primarily consist of professional fees and other costs related to business acquisitions. During the three months ended April 2, 2021 and April 3, 2020, acquisition and integration costs included $0.1 million and $0.9 million, respectively, of expenses related to the acquisition of certain assets and liabilities of InoMec and US BioDesign, LLC (“USB”), which was acquired in October 2019. Acquisition and integration costs for the three months ended April 3, 2020, also includes a $0.5 million adjustment to reduce the fair value of acquisition-related contingent consideration liability associated with the Company’s acquisition of USB. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
Other general expenses
During the three months ended April 2, 2021 and April 3, 2020, the Company recorded expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies. The 2021 and 2020 amounts primarily include data archiving expenses, information technology systems conversion expenses, and expenses related to the restructuring of certain legal entities of the Company.
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
The Company’s effective tax rate for the first quarter of 2021 was 13.8% on $25.0 million of income before taxes compared to 15.1% on $36.6 million of income before taxes for the same period in 2020. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the first quarter of 2021 and 2020 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the availability of tax credits, and certain discrete tax benefits. For the first quarter of 2021 and 2020, the Company recorded discrete tax benefits of $0.6 million and $1.0 million, respectively. The discrete tax benefits for both periods are predominately related to excess tax benefits recognized upon vesting of RSUs or exercise of stock options during those quarters.
As of April 2, 2021 and December 31, 2020, the Company had unrecognized tax benefits of approximately $5.5 million. It is reasonably possible that a reduction of up to $3.4 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. As of April 2, 2021 and December 31, 2020, approximately $5.5 million of the unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income- based tax laws. The CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due January 3, 2022 and the remaining 50% due January 3, 2023. As of April 2, 2021 and December 31, 2020, the Company had deferred a total of $9.7 million of payroll taxes. The deferred payroll taxes are included within Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

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
Product Warranties
The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The product warranty liability is presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The change in product warranty liability comprised the following (in thousands):

December 31, 2020	$163
Additions to warranty reserve, net of reversals	15
Adjustments to pre-existing warranties	(63)
April 2, 2021	$115
(11.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2021	April 3, 2020
Numerator for basic and diluted EPS:
Net income	$21,520	$31,100

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	32,957	32,807
Dilutive effect of share-based awards	231	310
Weighted average shares outstanding - Diluted	33,188	33,117

Basic EPS	$0.65	$0.95
Diluted EPS	$0.65	$0.94
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended
	April 2, 2021	April 3, 2020
Time-vested RSUs	10	101
PRSUs	64	24

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     STOCKHOLDERS’ EQUITY
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the three month periods ended April 2, 2021 and April 3, 2020:

	Issued	Treasury Stock	Outstanding
Shares outstanding at December 31, 2020	32,908,178	—	32,908,178
Stock options exercised	4,229	—	4,229
Vesting of RSUs, net of shares withheld to cover taxes	62,295	—	62,295
Shares outstanding at April 2, 2021	32,974,702	—	32,974,702

Shares outstanding at December 31, 2019	32,847,017	(146,546)	32,700,471
Stock options exercised	—	58,658	58,658
Vesting of RSUs, net of shares withheld to cover taxes	—	66,876	66,876
Shares outstanding at April 3, 2020	32,847,017	(21,012)	32,826,005
Accumulated Other Comprehensive Income (Loss) (“AOCI”) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 31, 2020	$(1,095)	$(4,956)	$57,546	$51,495	$1,197	$52,692
Unrealized loss on cash flow hedges	—	(1,269)	—	(1,269)	266	(1,003)
Realized gain on foreign currency hedges	—	(659)	—	(659)	139	(520)
Realized loss on interest rate swap hedges	—	1,034	—	1,034	(217)	817
Foreign currency translation loss	—	—	(16,364)	(16,364)	—	(16,364)
April 2, 2021	$(1,095)	$(5,850)	$41,182	$34,237	$1,385	$35,622

December 31, 2019	$(912)	$(2,358)	$22,639	$19,369	$619	$19,988
Unrealized loss on cash flow hedges	—	(11,474)	—	(11,474)	2,410	(9,064)
Realized gain on foreign currency hedges	—	(197)	—	(197)	41	(156)
Realized loss on interest rate swap hedges	—	748	—	748	(157)	591
Foreign currency translation loss	—	—	(12,032)	(12,032)	—	(12,032)
April 3, 2020	$(912)	$(13,281)	$10,607	$(3,586)	$2,913	$(673)

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
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency exchange rates, and uses derivatives to manage these exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes. All derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets.
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 2, 2021
Assets: Foreign currency contracts	$28	$—	$28	$—
Liabilities: Foreign currency contracts	152	—	152	—
Liabilities: Interest rate swap	5,726	—	5,726	—
Liabilities: Contingent consideration	2,281	—	—	2,281

December 31, 2020
Assets: Foreign currency contracts	$2,070	$—	$2,070	$—
Liabilities: Interest rate swap	7,026	—	7,026	—
Liabilities: Contingent consideration	3,900	—	—	3,900
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
Information regarding the Company’s outstanding interest rate swap designated as cash flow hedges as of April 2, 2021 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$150,000	Jun 2020	Jun 2023	2.1785%	0.1091%	$(5,726)	Other long-term liabilities
Information regarding the Company’s outstanding interest rate swap designated as cash flow hedges as of December 31, 2020 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$200,000	Jun 2020	Jun 2023	2.1785%	0.1480%	$(7,026)	Other long-term liabilities

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges. Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of April 2, 2021 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$1,553	Apr 2021	Aug 2021	0.0232	UYU Peso	$30	Prepaid expenses and other current assets
3,270	Apr 2021	Nov 2021	0.0227	UYU Peso	10	Prepaid expenses and other current assets
2,048	Jul 2021	Dec 2021	0.0228	UYU Peso	(12)	Prepaid expenses and other current assets
8,973	Apr 2021	Sep 2021	1.1949	Euro	(133)	Accrued expenses and other current liabilities
6,101	Apr 2021	Sep 2021	0.0454	MXN Peso	480	Accrued expenses and other current liabilities
7,269	Apr 2021	Dec 2021	0.0485	MXN Peso	(1)	Accrued expenses and other current liabilities
10,985	Apr 2021	Dec 2021	1.2206	Euro	(362)	Accrued expenses and other current liabilities
9,069	Apr 2021	Dec 2021	0.0490	MXN Peso	(136)	Accrued expenses and other current liabilities
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
Derivative Instruments with Hedge Accounting Designation
The following tables present the effect of cash flow hedge derivative instruments on other comprehensive income (loss) (“OCI”),
AOCI and the Company’s Condensed Consolidated Statements of Operations for the three months ended April 2, 2021 and April 3, 2020 (in thousands):

	Three Months Ended
	April 2, 2021		April 3, 2020
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$290,467	$8	$328,426	$(128)
Cost of sales	205,981	624	231,724	325
Operating expenses	49,878	27	52,626	—
Interest expense	8,532	(1,034)	10,361	(748)

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three months ended,		Location in Statements of Operations and Comprehensive Income	Three months ended,
	April 2, 2021	April 3, 2020		April 2, 2021	April 3, 2020
Interest rate swap	$266	$(6,387)	Interest expense	$(1,034)	$(748)
Foreign exchange forwards	(886)	(274)	Sales	8	(128)
Foreign exchange forwards	(559)	(4,813)	Cost of sales	624	325
Foreign exchange forwards	(90)	—	Operating expenses	27	—

The Company expects to reclassify net losses totaling $3.2 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 2, 2021 and April 3, 2020 (in thousands):

	Three Months Ended
	April 2, 2021	April 3, 2020
Fair value measurement at beginning of period	$3,900	$4,200
Amount recorded for acquisitions	—	2,700
Fair value measurement adjustment	—	(500)
Payments(1)	(1,621)	—
Foreign currency translation	2	—
Fair value measurement at end of period	$2,281	$6,400
__________
(1)Consists of payments associated with the Company’s acquisitions of InoMec and USB, resulting from achievement of revenue-based goals for the period from March 1, 2020 to February 28, 2021 for InoMec and January 1, 2020 to December 31, 2020 for USB.
On February 19, 2020, the Company acquired certain assets and liabilities of InoMec. See Note 2 “Business Acquisition” for additional information about the InoMec acquisition. On October 7, 2019, the Company acquired certain assets and liabilities of USB, a privately-held developer and manufacturer of complex braided biomedical structures for disposable and implantable medical devices. The contingent consideration at April 2, 2021 is the estimated fair value of the Company’s obligations, under the asset purchase agreements for InoMec and USB, to make additional payments if certain revenue goals are met.
As of April 2, 2021, the current portion of contingent consideration liabilities is $1.0 million and included in Accrued expenses and other current liabilities, and the non-current portion is $1.3 million and included in Other long-term liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2020, the current portion of contingent consideration liabilities was $1.7 million and included in Accrued expenses and other current liabilities, and the non-current portion was $2.2 million and included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration:

	April 2, 2021
Contingency Type	Maximum Payout (undiscounted)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue-based payments	$6,750	$2,281	Monte Carlo	Revenue volatility	35.0%
				Discount rate	4.0%
				Projected year(s) of payment	2022-2024

	December 31, 2020
Contingency Type	Maximum Payout (undiscounted)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue-based payments	$9,000	$3,900	Monte Carlo	Revenue volatility	35.0%
				Discount rate	4.0%
				Projected year(s) of payment	2021-2024
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
Equity investments comprise the following (in thousands):

	April 2, 2021	December 31, 2020
Equity method investment	$20,135	$21,470
Non-marketable equity securities	5,723	5,723
Total equity investments	$25,858	$27,193

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The components of (Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended
	April 2, 2021	April 3, 2020
Equity method investment (gain) loss	$1,335	$(1,925)
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of April 2, 2021, the Company owned 6.6% of this fund.
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
The following table presents sales by product line (in thousands).

	Three Months Ended
	April 2, 2021	April 3, 2020
Segment sales by product line:
Medical
Cardio & Vascular	$149,165	$179,205
Cardiac & Neuromodulation	108,408	107,820
Advanced Surgical, Orthopedics & Portable Medical	25,392	31,237
Total Medical	282,965	318,262
Non-Medical	7,502	10,164
Total sales	$290,467	$328,426
The following table presents income for the Company’s reportable segments (in thousands).

	Three Months Ended
	April 2, 2021	April 3, 2020
Segment income:
Medical	$55,525	$65,216
Non-Medical	2	1,213
Total segment income	55,527	66,429
Unallocated operating expenses	(20,919)	(22,353)
Operating income	34,608	44,076
Unallocated expenses, net	(9,630)	(7,437)
Income before taxes	$24,978	$36,639

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
Revenue recognized from products and services transferred to customers over time represented 35% and 30%, respectively, of total revenue for the three months ended April 2, 2021 and April 3, 2020. All revenue recognized from products and services transferred to customers over time during the periods presented was within the Medical segment.
The following table presents revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended
	April 2, 2021		April 3, 2020
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	22%	*	20%	*
Customer B	13%	*	18%	*
Customer C	17%	*	16%	*
Customer D	*	26%	*	19%
All other customers	48%	74%	46%	81%
__________
* Less than 10% of segment’s total revenues for the period.

The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped.

	Three Months Ended
	April 2, 2021		April 3, 2020
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	53%	69%	55%	44%
Puerto Rico	*	*	12%	*
United Kingdom	*	10%	*	15%
Singapore	*	*	*	14%
Canada	*	11%	*	12%
All other countries	47%	10%	33%	15%
__________
* Less than 10% of segment’s total revenues for the period.

Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	April 2, 2021	December 31, 2020
Contract assets	$44,686	$40,218
Contract liabilities	2,379	2,498
Contract assets at April 2, 2021, increased $4.5 million from December 31, 2020, due to a contract modification to add existing products and extend the contractual term. During the three months ended April 2, 2021, the Company recognized $0.9 million of revenue that was included in the contract liability balance as of December 31, 2020. During the three months ended April 3, 2020, the Company recognized $0.1 million of revenue that was included in the contract liability balance as of December 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q should be read in conjunction with the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition, please read this section in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.
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
You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “projects” or “continue” or variations or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those stated or implied by these forward-looking statements. In evaluating these statements and our prospects, you should carefully consider the factors set forth below. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report.
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors and other risks and uncertainties that arise from time to time are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in other periodic filings with the Securities and Exchange Commission and include the following:
•the impact of the COVID-19 global pandemic;
•our dependence upon a limited number of customers;
•pricing pressures that we face from customers;
•our reliance on third party suppliers for raw materials, key products and subcomponents;
•the potential for harm to our reputation caused by quality problems related to our products;
•the dependence of our energy market-related revenues on the conditions in the oil and natural gas industry;
•interruptions in our manufacturing operations;
•our dependence upon our information technology systems and our ability to prevent cyber-attacks and other failures;
•our dependence upon our senior management team and technical personnel;
•the intense competition we face and our ability to successfully market our products;
•our ability to respond to changes in technology;
•our ability to develop new products and expand into new geographic and product markets;
•our ability to successfully identify, make and integrate acquisitions to expand and develop our businesses in accordance with expectations;
•our significant amount of outstanding indebtedness and our ability to remain in compliance with financial and other covenants under our senior secured credit facilities;
•economic and credit market uncertainties that could interrupt our access to capital markets, borrowings or financial transactions;
•market and financial risks related to our international operations and sales;
•our complex international tax profile;
•our ability to realize the full value of our intangible assets
•regulatory issues resulting from products complaints, recalls or regulatory audits;
•the potential of becoming subject to product liability or intellectual property claims;
•our ability to protect our intellectual property and proprietary rights;
•our ability and the cost to comply with environmental regulations;
•our ability to comply with customer-driven policies and third-party standards or certification requirements;
•our ability to obtain necessary licenses for new technologies;
•legal and regulatory risks from our international operations; and
•the fact that the healthcare industry is highly regulated and subject to various regulatory changes.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

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
We organize our business into two reportable segments, Medical and Non-Medical, and derive our revenues from four principal product lines. The Medical segment includes the Cardio & Vascular, Cardiac & Neuromodulation and Advanced Surgical, Orthopedics & Portable Medical product lines and the Non-Medical segment comprises the Electrochem product line. For more information on our segments, please refer to Note 14 “Segment Information” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report.
The first quarter of 2021 ended on April 2 and consisted of 92 days, and the first quarter of 2020 ended on April 3 and consisted of 94 days.
Impact of COVID-19
Beginning in early March 2020, the global spread of the novel coronavirus (“COVID-19”) created significant uncertainty and worldwide economic disruption. Specific impacts to our business include delayed or reduced customer orders and sales, restrictions on our associates’ ability to travel or work, delays in shipments to and from certain countries, and disruptions in our supply chain. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and difficult to predict, including, among others, the duration of the outbreak, the effectiveness and utilization of vaccines for COVID-19 and its variants, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities to contain the pandemic or treat its impact. As pandemic-related events continue to evolve, additional impacts may arise that we are not aware of currently. Any prolonged material disruption of our associates, suppliers, manufacturing, or customers could materially impact our consolidated financial position, results of operations or cash flows.
Recent Business Acquisition
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
Refer to Note 2 “Business Acquisition” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about this acquisition.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Strategic Overview
We continue to take steps to better align our resources in order to invest to grow and protect, and preserve our portfolio of products. In addition to our portfolio strategy, we continue to execute our six key operational strategic imperatives designed to drive excellence in everything we do:
•Sales Force Excellence: We are focusing our efforts within the commercial organization to further improve our efficiency and effectiveness and to align with product line growth strategies and customer needs. These activities are about getting more out of the capabilities we already have, and increasing individual accountability and clarity of ownership, while serving customers more effectively.
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
Financial Overview
Net income for the first quarter of 2021 was $21.5 million, or $0.65 per diluted share, compared to $31.1 million, or $0.94 per diluted share for the first quarter of 2020. These variances are primarily the result of the following:
•Sales for the first quarter of 2021 decreased $38.0 million when compared to the same period in 2020, primarily due to the on-going impacts of the COVID-19 pandemic.
•Gross profit for the first quarter of 2021 decreased $12.2 million, primarily from a decrease in sales volume and price reductions to our customers.
•Operating expenses for the first quarter of 2021 decreased $2.7 million, compared to the same period in 2020, primarily due to decreases of $1.0 million in Selling, general and administrative expenses and $2.0 million in Other operating expenses.
•Interest expense for the first quarter of 2021 decreased $1.8 million, compared to the same period in 2020, primarily due to lower interest rates and lower outstanding debt balances.
•During the first quarter of 2021, we recognized a loss on equity investments of $1.3 million, compared to a gain of $1.9 million for the first quarter of 2020. Gains and losses on equity investments are generally unpredictable in nature.
•Other income, net for the first quarter of 2021 was $0.2 million compared to $1.0 million for the first quarter of 2020, primarily due to fluctuations in foreign currency gains and losses in the respective periods.
•We recorded provisions for income taxes for the first quarter of 2021 and 2020 of $3.5 million and $5.5 million, respectively. The change in income tax was primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following tables present selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	April 2,	April 3,	Change
	2021	2020	$	%
Medical Sales:
Cardio & Vascular	149,165	$179,205	$(30,040)	(16.8)%
Cardiac & Neuromodulation	108,408	107,820	588	0.5%
Advanced Surgical, Orthopedics & Portable Medical	25,392	31,237	(5,845)	(18.7)%
Total Medical Sales	282,965	318,262	(35,297)	(11.1)%
Non-Medical	7,502	10,164	(2,662)	(26.2)%
Total sales	290,467	328,426	(37,959)	(11.6)%
Cost of sales	205,981	231,724	(25,743)	(11.1)%
Gross profit	84,486	96,702	(12,216)	(12.6)%
Gross profit as a % of sales	29.1%	29.4%
Operating expenses:
Selling, general and administrative (“SG&A”)	35,502	36,457	(955)	(2.6)%
SG&A as a % of sales	12.2%	11.1%
Research, development and engineering (“RD&E”)	13,461	13,241	220	1.7%
RD&E as a % of sales	4.6%	4.0%
Other operating expenses	915	2,928	(2,013)	(68.8)%
Total operating expenses	49,878	52,626	(2,748)	(5.2)%
Operating income	34,608	44,076	(9,468)	(21.5)%
Operating income as a % of sales	11.9%	13.4%
Interest expense	8,532	10,361	(1,829)	(17.7)%
(Gain) loss on equity investments	1,335	(1,925)	3,260	NM
Other income, net	(237)	(999)	762	(76.3)%
Income before taxes	24,978	36,639	(11,661)	(31.8)%
Provision for income taxes	3,458	5,539	(2,081)	(37.6)%
Effective tax rate	13.8%	15.1%
Net income	$21,520	$31,100	$(9,580)	(30.8)%
Net income as a % of sales	7.4%	9.5%
Diluted earnings per share	$0.65	$0.94	$(0.29)	(30.9)%
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Line Sales
For the first quarter of 2021, Cardio & Vascular sales decreased $30.0 million, or 17%, versus the comparable 2020 period. Cardio & Vascular sales for the first quarter of 2021 were negatively impacted by the COVID-19 pandemic and also declined due to the first quarter of 2020 which included the discrete benefit from the signing of a customer contract on existing business. During the first quarter of 2021, price reductions lowered Cardio & Vascular sales by $1.1 million in comparison to the 2020 period. Foreign currency exchange rate fluctuations increased Cardio & Vascular sales for the first quarter of 2021 by $1.0 million in comparison to the 2020 period, primarily due to U.S. dollar fluctuations relative to the Euro.
For the first quarter of 2021, Cardiac & Neuromodulation sales increased $0.6 million, or 1%, versus the comparable 2020 period. Cardiac & Neuromodulation sales for the first quarter of 2021 continued to be negatively impacted by COVID-19. During the first quarter of 2021, price reductions lowered Cardiac & Neuromodulation sales by $3.6 million in comparison to the 2020 period. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during the first quarter of 2021 in comparison to the 2020 period.
In addition to Portable Medical sales, Advanced Surgical, Orthopedic & Portable Medical includes sales to the acquirer of our former AS&O Product Line, under supply agreements entered into as part of the divestiture. For the first quarter of 2021, Advanced Surgical, Orthopedic & Portable Medical sales decreased $5.8 million, or 19%, versus the comparable 2020 period, driven by the impact of COVID-19. Price reductions and foreign currency exchange rate fluctuations did not have a material impact on Advanced Surgical, Orthopedic & Portable Medical sales during the first quarter of 2021 in comparison to the 2020 period.
For the first quarter of 2021, Non-Medical sales decreased $2.7 million, or 26%, versus the comparable 2020 period, driven by a continued decline in the energy market and demand fall-out from the COVID-19 pandemic. Price reductions and foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the first quarter of 2021 in comparison to the 2020 period.
Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

Change From Prior Year Three Months
Price(a)	(1.1)%
Mix(b)	0.6
Volume Leverage	(0.1)
Customer Bankruptcy(c)	0.3
Total percentage point change to gross profit as a percentage of sales	(0.3)%
__________
(a)Our Gross Margin for the first quarter of 2021 was negatively impacted by price reductions given to our larger OEM customers in return for long-term volume commitments.
(b)Amounts represent the impact to our Gross Margin attributable to changes in the mix of product sales during the periods.
(c)In November 2019, one of our customers, Nuvectra Corporation, filed a voluntary Chapter 11 bankruptcy petition (the “Customer Bankruptcy”). During the first quarter of 2020, we incurred costs and recorded charges associated with the Customer Bankruptcy, primarily consisting of charges related to inventory recorded in cost of sales in our condensed consolidated statement of operations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

Change From Prior Year Three Months
Professional fees(a)	$(1,261)
Compensation and benefit costs(b)	1,451
Travel and entertainment(c)	(904)
All other SG&A(d)	(241)
Net decrease in SG&A expenses	$(955)
__________
(a)Professional fees decreased during the first quarter of 2021 compared to the prior year period, primarily due to lower legal costs.
(b)Compensation and benefits costs increased during the first quarter of 2021 compared to the prior year period, primarily due to higher stock-based compensation expense.
(c)Travel and entertainment expenses decreased as a result of the reduction in travel due to the COVID-19 pandemic.
(d)The net decrease in all other SG&A for the first quarter of 2021 compared to the same period of 2020 is primarily attributable to lower expense for supplies and depreciation.
RD&E
RD&E costs for the first quarter of 2021 were $13.5 million compared to $13.2 million for the first quarter of 2020. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Other Operating Expenses
Other operating expenses (“OOE”) comprise the following (in thousands):

	Three Months Ended
	April 2, 2021	April 3, 2020
Operational excellence(a)	$654	$974
Strategic reorganization and alignment(b)	—	548
Manufacturing alignment to support growth(c)	—	128
Acquisition and integration expenses(d)	84	356
Other general expenses(e)	177	922
Total other operating expenses	$915	$2,928
__________
(a)These projects focus on changing our organizational structure to match product line growth strategies and customer needs, transitioning our manufacturing process into a competitive advantage and standardizing and optimizing our business processes. Expenses for the first quarter of 2021 and 2020 primarily consist of termination benefits.
(b)These initiatives primarily included aligning resources with our strategic direction, improving profitability to invest in accelerated growth and the expansion of a facility. These actions began in 2017 and were completed during the second quarter of 2020.
(c)These initiatives were designed to reduce costs, increase manufacturing capacity to accommodate growth and improve operating efficiencies by relocating certain manufacturing operations and expanding certain facilities. These actions began in 2017 and were completed during the fourth quarter of 2020.
(d)Amounts include expenses related to the purchase of certain assets and liabilities from business acquisitions. The 2020 amount also includes a $0.5 million adjustment to reduce the fair value of acquisition-related contingent consideration liabilities. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information related to the fair value measurement of the contingent consideration.
(e)Amounts include expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies. The 2021 and 2020 amounts primarily include severance, information technology systems conversion expenses, expenses incurred in connection with the Customer Bankruptcy, and expenses related to the restructuring of certain legal entities of the Company.
Refer to Note 8 “Other Operating Expenses” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.
Interest Expense, Net
Interest expense consists primarily of cash interest and debt related charges, such as amortization of debt issuance costs and original issue discount. For the first quarter of 2021, interest expense decreased $1.8 million, versus the comparable 2020 period, primarily from a decrease in cash interest due to lower amount of debt outstanding and lower interest rates. The weighted average interest rates on outstanding borrowings for the three months ended April 2, 2021 was 3.92%, compared to 4.28% for the comparable period in 2020. The weighted average interest rate paid in 2021 reflects decreases in LIBOR.
Debt related charges included in interest expense were $1.4 million during first quarter of 2021 compared to $1.0 million during the same period in 2020, primarily attributable to higher accelerated write-offs (losses from extinguishment of debt) of deferred issuance costs and unamortized discounts related to prepayments of portions of our Term Loan B facility. We had $0.3 million of losses from extinguishment of debt during the first quarter of 2021 compared to no losses in the first quarter of of 2020. See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
As of April 2, 2021, approximately 22% of our principal amount of debt has been converted to fixed-rate borrowings with interest rate swaps, in comparison to approximately 27% as of December 31, 2020.  We enter into interest rate swap agreements in order to reduce our exposure to fluctuations in the LIBOR rate. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our interest rate swap agreements.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Gain) Loss on Equity Investments
During the first quarter of 2021, we recognized a loss on equity investments of $1.3 million, compared to a gain of $1.9 million during the first quarter of 2020. Gains and losses on equity investments are generally unpredictable in nature. The amounts for both 2021 and 2020 relate to our share of equity method investee gains/losses including unrealized appreciation of the underlying interests of the investee. As of April 2, 2021 and December 31, 2020, the carrying value of our equity investments were $25.9 million and $27.2 million, respectively. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other Income, Net
Other income, net for the first quarter of 2021 was $0.2 million, compared to $1.0 million for the first quarter of 2020. Other income, net primarily includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits, or Israeli shekel.
The impact of exchange rates on transactions denominated in foreign currencies included in Other income, net for the first quarters of 2021 and 2020 were gains of $0.3 million and $1.0 million, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
We recognized income tax expense of $3.5 million for the first quarter of 2020 on $25.0 million of income before taxes (effective tax rate of 13.8%), compared to income tax expense of $5.5 million on $36.6 million of income before taxes (effective tax rate of 15.1%) for the same period of 2020. There is a potential for volatility in our effective tax rate due to several factors including changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, and settlements with taxing authorities and foreign currency fluctuations. We currently have various tax planning initiatives in place and continuously evaluate planning strategies aimed at reducing our effective tax rate over the long term. This includes strategies to realize deferred tax assets that would otherwise expire unutilized.
Our effective tax rate for 2021 differs from the U.S. federal statutory tax rate of 21% due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the availability of tax credits, and discrete tax benefits. The discrete tax benefits for 2021 are predominately related to excess tax benefits recognized upon vesting of RSUs or exercise of stock options.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Liquidity and Capital Resources

(dollars in thousands)	April 2, 2021	December 31, 2020
Cash and cash equivalents	$28,402	$49,206
Working capital	$247,686	$256,746
Current ratio	2.53	2.64
Cash and cash equivalents at April 2, 2021 decreased by $20.8 million from December 31, 2020, primarily as a result of financing activity cash payments in the quarter totaling $49.6 million, mainly from an accelerated debt payment, partially offset by cash generated by operating activities of $36.4 million.
Working capital decreased by $9.1 million from December 31, 2020, primarily from fluctuations in cash and cash equivalents and accounts payable aggregating to $31.6 million which were partially offset by positive working capital fluctuations associated with accounts receivable and accrued expenses aggregating to $16.3 million. Cash and cash equivalents decreased primarily from accelerated debt payments in the first quarter of 2021 while accounts payable increased mainly from the timing of supplier payments. Accounts receivable increased in the first quarter of 2021 mainly from higher sequential sales while accrued expenses decreased primarily from the payment of accrued incentive compensation.
At April 2, 2021, $10.0 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
Summary of Cash Flow

	Three Months Ended
(in thousands)	April 2, 2021	April 3, 2020
Cash provided by (used in):
Operating activities	$36,429	$32,397
Investing activities	(7,645)	(23,592)
Financing activities	(49,562)	15,162
Effect of foreign currency exchange rates on cash and cash equivalents	(26)	(243)
Net change in cash and cash equivalents	$(20,804)	$23,724
Operating Activities – During the first three months of 2021, we generated cash from operations of $36.4 million, compared to $32.4 million for the first three months of 2020. The increase of $4.0 million was due to an increase of $5.9 million in cash flow provided by changes in operating assets and liabilities, offset by a decrease of $1.9 million in net income adjusted for non-cash items such as depreciation and amortization.
The increase in cash flow provided by changes in operating assets and liabilities is the result of the decline in the build of accounts receivable and contract assets compared with the prior year period, mainly due to lower sales and a discrete benefit in the prior year from the signing of a customer contract on existing business, and lower accrued incentive compensation payments in the current period. These favorable impacts were partially offset with accounts payable fluctuations based on timing of supplier payments. The decrease in net income adjusted for non-cash items such as depreciation and amortization is primarily from lower sales, which was mostly offset by lower operating expenses, interest expense, and income tax expense.
Investing Activities – The $15.9 million decrease in net cash used in investing activities was primarily attributable to decreased purchases of property, plant, and equipment of $7.3 million, intangible assets of $3.5 million, and cash paid of $5.2 million for the acquisition of certain assets and liabilities from InoMec Ltd. in the first quarter of 2020.
Financing Activities – Net cash used in financing activities for first three months of 2021, was $49.6 million compared to $15.2 million provided by financing activities for the first three months of 2020. Financing activities during the first three months of 2021 primarily included payments of $45.4 million, compared to net borrowings of $15.6 million for the comparable 2020 period.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Capital Structure – As of April 2, 2021, our capital structure consists of $687 million of debt, net of deferred debt issuance costs and unamortized discounts, outstanding under our Senior Secured Credit Facilities and 33 million shares of common stock outstanding. We continue to have access to $193.3 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit. We are also authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of April 2, 2021, our contractual debt service obligations for the remainder of 2021, consisting of principal and interest on our outstanding debt, are estimated to be approximately $45 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. If our future financing needs increase, we may need to arrange additional debt or equity financing. We continually evaluate and consider various financing alternatives to enhance or supplement our existing financial resources, including our Senior Secured Credit Facilities. However, we cannot be assured that we will be able to enter into any such arrangements on acceptable terms or at all. In addition, the COVID-19 pandemic, which has caused disruption in the capital markets, could make any such financing more difficult and/or expensive.
Credit Facilities - As of April 2, 2021, we had Senior Secured Credit Facilities that consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), which had available borrowing capacity of $193.3 million, (ii) a term loan A facility (the “TLA Facility”) with outstanding principal balance of $220 million, and (iii) a term loan B facility (the “TLB Facility”) with outstanding principal balance of $472 million. The Senior Secured Credit Facilities will mature on October 27, 2022. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum total net leverage ratio of 4.75:1.00 subject to a step down to 4.50 to 1.00 for the third fiscal quarter of 2021, and reverting to and remaining at 4.00 to 1.00 beginning with the fourth quarter of 2021 through maturity, and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of 3.0:1.0. Additionally, the total net leverage ratio can be increased by 0.50 for up to four consecutive quarters commencing in any fiscal quarter in which we consummate an Eligible Adjustment Acquisition (as defined in the Amendment) with a $40 million or greater purchase price. As of April 2, 2021, the Company was in compliance with these financial covenants. The TLB Facility does not contain any financial maintenance covenants. As of April 2, 2021, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 3.2 to 1.0. For the twelve month period ended April 2, 2021, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 6.8 to 1.0.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of April 2, 2021, our adjusted EBITDA (as defined in the Senior Secured Credit Facilities) would have to decline by approximately $70 million, or approximately 33%, in order for us to not be in compliance with our financial covenants.
See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further information on the Company’s outstanding debt.
Off-Balance Sheet Arrangements
We do not currently have off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our Condensed Consolidated Financial Statements.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Contractual Obligations
There have been no significant changes to our contractual obligations during the quarter ended April 2, 2021 as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
There have been no significant changes to the critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Other than the uncertainties resulting from the global pandemic, there have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of April 2, 2021. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of April 2, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended April 2, 2021, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 1A.RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 6.EXHIBITS

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

Dated:	April 29, 2021	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jason K. Garland
Jason K. Garland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)