Form 10-Q
period 2021-07-02
Integer Holdings Corp
filed 2021-07-29
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2021
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of July 23, 2021 was: 33,000,058 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended July 2, 2021

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	July 2, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$30,581	$49,206
Accounts receivable, net of provision for credit losses of $0.2 million, respectively	175,533	156,207
Inventories	147,836	149,323
Refundable income taxes	5,449	2,087
Contract assets	56,824	40,218
Prepaid expenses and other current assets	18,020	15,896
Total current assets	434,243	412,937
Property, plant and equipment, net	251,070	253,964
Goodwill	853,309	859,442
Other intangible assets, net	730,079	757,224
Deferred income taxes	4,396	4,398
Operating lease assets	48,528	45,153
Other long-term assets	37,514	38,739
Total assets	$2,359,139	$2,371,857
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,500	$37,500
Accounts payable	69,303	51,570
Income taxes payable	34	1,847
Operating lease liabilities	7,946	8,431
Accrued expenses and other current liabilities	49,344	56,843
Total current liabilities	164,127	156,191
Long-term debt	631,204	693,758
Deferred income taxes	181,154	182,304
Operating lease liabilities	43,121	37,861
Other long-term liabilities	24,961	30,688
Total liabilities	1,044,567	1,100,802
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,999,051 and 32,908,178 shares issued and outstanding, respectively	33	33
Additional paid-in capital	707,119	700,814
Retained earnings	568,469	517,516
Accumulated other comprehensive income	38,951	52,692
Total stockholders’ equity	1,314,572	1,271,055
Total liabilities and stockholders’ equity	$2,359,139	$2,371,857
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands except per share data)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Sales	$312,023	$240,115	$602,490	$568,541
Cost of sales	223,277	182,252	429,258	413,976
Gross profit	88,746	57,863	173,232	154,565
Operating expenses:
Selling, general and administrative	35,379	33,903	70,881	70,360
Research, development and engineering	13,738	12,746	27,199	25,987
Other operating expenses	279	2,029	1,194	4,957
Total operating expenses	49,396	48,678	99,274	101,304
Operating income	39,350	9,185	73,958	53,261
Interest expense	7,532	9,273	16,064	19,634
(Gain) loss on equity investments	684	205	2,019	(1,720)
Other (income) loss, net	356	(458)	119	(1,457)
Income before taxes	30,778	165	55,756	36,804
Provision (benefit) for income taxes	1,345	(224)	4,803	5,315
Net income	$29,433	$389	$50,953	$31,489

Earnings per share:
Basic	$0.89	$0.01	$1.55	$0.96
Diluted	$0.89	$0.01	$1.53	$0.95

Weighted average shares outstanding:
Basic	32,982	32,834	32,970	32,820
Diluted	33,254	33,129	33,221	33,123

Comprehensive Income
Net income	$29,433	$389	$50,953	$31,489
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,484	12,948	(13,880)	916
Change in fair value of cash flow hedges, net of tax	845	2,204	139	(6,425)
Other comprehensive income (loss), net of tax	3,329	15,152	(13,741)	(5,509)
Comprehensive income, net of tax	$32,762	$15,541	$37,212	$25,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	July 2, 2021	July 3, 2020
Cash flows from operating activities:
Net income	$50,953	$31,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,419	39,074
Debt related charges included in interest expense	2,446	2,045
Stock-based compensation	8,953	3,242
Non-cash (gains) charges related to customer bankruptcy	(15)	567
Non-cash lease expense	3,947	3,875
Non-cash (gain) loss on equity investments	2,019	(1,720)
Contingent consideration fair value adjustment	—	(500)
Other non-cash losses	44	539
Deferred income taxes	(242)	39
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(19,141)	44,115
Inventories	898	(5,933)
Prepaid expenses and other assets	(2,604)	(3,943)
Contract assets	(16,792)	(12,621)
Accounts payable	16,937	(5,854)
Accrued expenses and other liabilities	(13,737)	(18,195)
Income taxes	(5,298)	1,735
Net cash provided by operating activities	68,787	77,954
Cash flows from investing activities:
Acquisition of property, plant and equipment	(18,416)	(26,680)
Purchase of intangible asset	—	(4,107)
Proceeds from sale of property, plant and equipment	15	52
Acquisitions, net	—	(5,219)
Net cash used in investing activities	(18,401)	(35,954)
Cash flows from financing activities:
Principal payments of long-term debt	(64,750)	(18,750)
Proceeds from senior secured revolving line of credit	—	185,000
Payments of senior secured revolving line of credit	—	(15,000)
Proceeds from the exercise of stock options	340	2,474
Payment of debt issuance costs	(141)	—
Tax withholdings related to net share settlements of restricted stock unit awards	(2,988)	(2,779)
Contingent consideration payments	(1,621)	—
Principal payments on finance leases	(24)	—
Net cash (used in) provided by financing activities	(69,184)	150,945
Effect of foreign currency exchange rates on cash and cash equivalents	173	(236)
Net increase (decrease) in cash and cash equivalents	(18,625)	192,709
Cash and cash equivalents, beginning of period	49,206	13,535
Cash and cash equivalents, end of period	$30,581	$206,244
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Total stockholders’ equity, beginning balance	$1,277,724	$1,164,201	$1,271,055	$1,152,488

Common stock and additional paid-in capital
Balance, beginning of period	703,066	694,779	700,847	701,051
Stock awards exercised or vested	(163)	(599)	(2,648)	(8,609)
Stock-based compensation	4,249	1,504	8,953	3,242
Balance, end of period	707,152	695,684	707,152	695,684
Treasury stock
Balance, beginning of period	—	(1,263)	—	(8,809)
Treasury shares reissued	—	754	—	8,300
Balance, end of period	—	(509)	—	(509)
Retained earnings
Balance, beginning of period	539,036	471,358	517,516	440,258
Net income	29,433	389	50,953	31,489
Balance, end of period	568,469	471,747	568,469	471,747
Accumulated other comprehensive income
Balance, beginning of period	35,622	(673)	52,692	19,988
Other comprehensive income (loss)	3,329	15,152	(13,741)	(5,509)
Balance, end of period	38,951	14,479	38,951	14,479

Total stockholders’ equity, ending balance	$1,314,572	$1,181,401	$1,314,572	$1,181,401
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
The second quarter and first six months of 2021 ended on July 2 and consisted of 92 day sand 183 days, respectively. The second quarter and first six months of 2020 ended on July 3 and consisted of 91 days and 185 days, respectively.
Risks and Uncertainties
Beginning in early March 2020, the global spread of the novel coronavirus (“COVID-19”) has created significant uncertainty and worldwide economic disruption. Specific impacts to the Company’s business include labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, restrictions on associates’ ability to travel or work, and delays in shipments to and from certain countries. The extent to which COVID-19 will continue to impact the Company’s operations depends on future developments, which remain highly uncertain and difficult to predict, including, among others, the duration of the outbreak, the effectiveness and utilization of vaccines for COVID-19 and its variants, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities to contain the pandemic or treat its impact. As pandemic-related events continue to evolve, additional impacts may arise that the Company is not aware of currently. Any prolonged material disruption of the Company’s labor force, suppliers, manufacturing, or customers could materially impact its consolidated financial position, results of operations or cash flows.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The Company evaluated all recent accounting pronouncements issued, including those that are currently effective, and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company. There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, that are of significance, or potential significance, to the Company.

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
For segment reporting purposes, the results of operations and assets from this acquisition have been included in the Company’s Medical segment since the acquisition date. Sales related to InoMec were $0.9 million and $1.7 million, respectively, for the three and six months ended July 2, 2021. Sales related to InoMec were $0.8 million and $1.1 million, respectively, for the three and six months ended July 3, 2020. Earnings related to the operations consisting of the assets and liabilities acquired from InoMec for the three and six months ended July 2, 2021 and July 3, 2020 were not material. During the three and six months ended on July 3, 2020, direct costs of this acquisition of $0.1 million and $0.8 million, respectively, were expensed as incurred and included in Other operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Pro forma financial information has not been presented for this acquisition as the net effects were not significant or material to the Company’s results of operations or financial position.
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 2, 2021	July 3, 2020
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$4,364	$3,282
Purchase of intangible asset included in accrued expenses	—	500
Supplemental lease disclosures:
Operating lease assets obtained in exchange for new or remeasured operating lease liabilities	7,435	7,556
(4.)    INVENTORIES
Inventories comprise the following (in thousands):

	July 2, 2021	December 31, 2020
Raw materials	$62,938	$72,477
Work-in-process	72,482	58,806
Finished goods	12,416	18,040
Total	$147,836	$149,323

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the six months ended July 2, 2021 were as follows (in thousands):

	Medical	Non- Medical	Total
December 31, 2020	$842,442	$17,000	$859,442
Foreign currency translation	(6,133)	—	(6,133)
July 2, 2021	$836,309	$17,000	$853,309
Intangible Assets
Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
July 2, 2021
Definite-lived:
Purchased technology and patents	$255,872	$(158,610)	$97,262
Customer lists	717,156	(174,810)	542,346
Other	4,132	(3,949)	183
Total amortizing intangible assets	$977,160	$(337,369)	$639,791
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2020
Definite-lived:
Purchased technology and patents	$257,453	$(152,798)	$104,655
Customer lists	723,791	(161,856)	561,935
Other	4,142	(3,796)	346
Total amortizing intangible assets	$985,386	$(318,450)	$666,936
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Cost of sales	$3,233	$3,172	$6,501	$6,441
Selling, general and administrative expenses	7,106	6,979	14,288	14,154
Total intangible asset amortization expense	$10,339	$10,151	$20,789	$20,595
Estimated future intangible asset amortization expense based on the carrying value as of July 2, 2021 is as follows (in thousands):

	Remainder of 2021	2022	2023	2024	2025	After 2025
Amortization Expense	$20,592	40,233	38,812	37,858	36,542	465,754

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT
Long-term debt comprises the following (in thousands):

	July 2, 2021	December 31, 2020
Senior secured term loan A	$210,937	$229,687
Senior secured term loan B	462,286	508,286
Unamortized discount on term loan B and debt issuance costs	(4,519)	(6,715)
Total debt	668,704	731,258
Current portion of long-term debt	(37,500)	(37,500)
Total long-term debt	$631,204	$693,758
The Company has senior secured credit facilities (the “Senior Secured Credit Facilities”) as of July 2, 2021, consisting of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), (ii) a term loan A facility (the “TLA Facility”), and (iii) a term loan B facility (the “TLB Facility”). The TLA Facility and TLB Facility are collectively referred to as the “Term Loan Facilities.” The TLB Facility was issued at a 1% discount. The Senior Secured Credit Facilities mature on October 27, 2022. The Company expects to refinance its Senior Secured Credit Facilities prior to October 27, 2021.
Revolving Credit Facility
The Revolving Credit Facility includes a $15 million sublimit for swingline loans and a $25 million sublimit for standby letters of credit. The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.175% and 0.25%, depending on the Company’s Total Net Leverage Ratio (as defined in the Senior Secured Credit Facilities agreement). As of July 2, 2021, the commitment fee on the unused portion of the Revolving Credit Facility was 0.25%. Interest rates on the Revolving Credit Facility, as well as the TLA Facility, are at the Company’s option, either at: (i) the prime rate plus the applicable margin, which will range between 0.50% and 2.00%, based on the Company’s Total Net Leverage Ratio, or (ii) the applicable London Interbank Offered Rate (“LIBOR”) plus the applicable margin, which will range between 1.50% and 3.00%, based on the Company’s Total Net Leverage Ratio. The Company also pays certain of its lenders a deferred amendment fee, payable in installments of 0.03125% of the outstanding Revolving Credit Facility and TLA Facility each quarter through maturity when the Company’s total net leverage ratio equals or exceeds 3.00 to 1.00.
As of July 2, 2021, the Company had no outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $194.3 million after giving effect to $5.7 million of outstanding standby letters of credit.
Term Loan Facilities
Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 1.50% or (ii) the applicable LIBOR rate plus 2.50%, with LIBOR subject to a 1.00% floor. As of July 2, 2021, the interest rates on the TLA Facility and TLB Facility were 2.35% and 3.50%, respectively.
Covenants
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 4.75:1.00, subject to a step down to 4.50 to 1.00 for the third fiscal quarter of 2021, and reverting to and remaining at 4.00 to 1.00 beginning with the fourth quarter of 2021 through maturity, and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 3.00:1.00. The TLB Facility does not contain any financial maintenance covenants. As of July 2, 2021, the Company was in compliance with these financial covenants.
Contractual maturities under the Senior Secured Credit Facilities for the remainder of 2021 and through maturity, excluding any discounts or premiums, as of July 2, 2021 are as follows (in thousands):

	2021	2022
Future minimum principal payments	$18,750	654,473
The Company's TLA facility requires quarterly minimum principal payments of $9.4 million. The Company's TLB facility has no contractual minimum pre-payments. During the six months ended July 2, 2021, the Company prepaid $46.0 million of its TLB Facility and recognized a loss from extinguishment of debt of $0.4 million. The loss from extinguishment of debt represents the portion of the unamortized discount and debt issuance costs related to the portion of the TLB Facility that was prepaid and is included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION
The Company’ maintains certain stock-based compensation plans that were approved by the Company’s stockholders and are administered by the Board of Directors (the “Board”) or the Compensation and Organization Committee of the Board. The stock-based compensation plans provide for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights and stock bonuses to employees, non-employee directors, consultants, and service providers.
On March 25, 2021, the Company’s Board adopted, subject to stockholder approval, the Integer Holdings Corporation 2021 Omnibus Incentive Plan (the “2021 Plan”). The Company’s stockholders approved the 2021 Plan at the Company’s 2021 annual meeting of stockholders on May 19, 2021, at which time the 2021 Plan replaced the Company’s 2016 Stock Incentive Plan (the “2016 Plan”) and the Company ceased granting any new awards under the 2016 Plan. The number of shares initially reserved for issuance under the 2021 Plan is (i) 1,450,000 plus (ii) the total number of shares of common stock available for issuance under the 2016 Plan, plus (iii) any shares of common stock that are subject to awards forfeited, cancelled, expired, terminated or otherwise lapsed or settled in cash, in whole or in part, without the delivery of shares under the 2016 Plan. Each of the Company’s 2011 Stock Incentive Plan, the 2009 Stock Incentive Plan and the 2005 Stock Incentive Plan have expired, and no awards are available for issuance under these expired plans.
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Stock options	$—	$10	$—	$23
RSUs	4,249	1,494	8,953	3,219
Total stock-based compensation expense	$4,249	$1,504	$8,953	$3,242

Cost of sales	$823	$230	$1,937	$684
Selling, general and administrative	3,215	1,153	6,570	2,289
Research, development and engineering	211	121	446	269
Total stock-based compensation expense	$4,249	$1,504	$8,953	$3,242

Stock Options
The following table summarizes the Company’s stock option activity for the six month period ended July 2, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2020	281,873	$36.05
Exercised	(15,075)	22.50
Outstanding and exercisable at July 2, 2021	266,798	$36.81	4.4	$15.6
Restricted Stock Units
During the six months ended July 2, 2021, the Company awarded grants of either time-based RSUs or a mix of time-based RSUs and performance-based RSUs (“PRSUs”) to certain members of its Board and management. New Board members appointed during the first quarter of 2021 received a pro-rated portion of the their annual equity retainer in the form of time-based RSUs that vest in accordance with the regularly scheduled vesting schedule applicable to existing members of the Board. All other time-based RSUs granted during six months ended July 2, 2021 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. For the Company’s PRSUs, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of market-based conditions. The market-based conditions are based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over three year performance periods.

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
The weighted average fair value and assumptions used to value the TSR portion of the PRSUs granted are as follows:

	Six Months Ended
	July 2, 2021	July 3, 2020
Weighted average fair value	$85.16	$107.42
Risk-free interest rate	0.19%	1.53%
Expected volatility	41%	30%
Expected life (in years)	3.0	2.9
Expected dividend yield	—%	—%
The valuation of the TSR portion of the PRSUs granted during 2021 and 2020 also reflects a weighted average illiquidity discount of 8.19% and 8.00%, respectively, related to the six-month period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.
The following table summarizes time-vested RSU activity for the six month period ended July 2, 2021:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	207,923	$75.38
Granted	187,273	81.94
Vested	(80,844)	65.01
Forfeited	(11,489)	79.58
Nonvested at July 2, 2021	302,863	$82.05
The following table summarizes PRSU activity for the six month period ended July 2, 2021:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	219,391	$72.33
Granted	92,345	85.16
Vested	(38,882)	37.75
Forfeited	(67,952)	50.37
Nonvested at July 2, 2021	204,902	$91.95

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     OTHER OPERATING EXPENSES
Other operating expenses comprise the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Operational excellence initiatives	$191	$443	$845	$1,417
Strategic reorganization and alignment	—	138	—	686
Manufacturing alignment to support growth	—	60	—	188
Acquisition and integration	26	47	110	403
Other general expenses	62	1,341	239	2,263
Total other operating expenses	$279	$2,029	$1,194	$4,957
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
2021 Initiatives - Costs related to the Company’s 2021 initiatives are primarily recorded within the Medical segment and mainly include termination benefits. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2021 realignment plan of between approximately $1 million to $2 million, the majority of which are expected to be cash expenditures. As of July 2, 2021, total restructuring and related charges incurred since inception was $0.6 million. These actions are expected to be substantially completed by the end of 2021.
2020 Initiatives - Costs related to the Company’s 2020 initiatives are primarily recorded within the Medical segment and mainly include termination benefits. As of July 2, 2021, total restructuring and related charges incurred since inception was $3.1 million. These actions were substantially complete at the end of 2020.
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
The following table summarizes the change in accrued liabilities, presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, related to the initiatives described above (in thousands):

Operational excellence initiatives
December 31, 2020	$291
Charges incurred, net of reversals	845
Cash payments	(1,089)
July 2, 2021	$47

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     OTHER OPERATING EXPENSES (Continued)
Acquisition and integration
Acquisition and integration costs primarily consist of professional fees and other costs related to business acquisitions. During the six months ended July 2, 2021 and July 3, 2020, acquisition and integration costs included $0.1 million and $0.9 million, respectively, of expenses related to the acquisition of certain assets and liabilities of InoMec, which was acquired in February 2020, and US BioDesign, LLC (“USB”), which was acquired in October 2019. Acquisition and integration costs for the six months ended July 3, 2020, also includes a $0.5 million adjustment to reduce the fair value of acquisition-related contingent consideration liability associated with the Company’s acquisition of USB. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
Other general expenses
During the six months ended July 2, 2021 and July 3, 2020, the Company recorded expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies. The 2021 and 2020 amounts primarily include data archiving expenses, information technology systems conversion expenses, and expenses related to the restructuring of certain legal entities of the Company.
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
The Company’s effective tax rate for the second quarter of 2021 was 4.4% on $30.8 million of income before taxes compared to (135.8)% on $0.2 million of income before taxes for the same period in 2020. The Company’s effective tax rate for the first six months of 2021 was 8.6% on $55.8 million of income before taxes compared to 14.4% on $36.8 million of income before taxes for the same period in 2020. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the second quarter and first six months of 2021 and 2020 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the availability of tax credits, and the recognition of certain discrete tax benefits. The Company recorded discrete tax benefits of $3.8 million and $4.4 million, respectively, for the second quarter and first six months of 2021, compared to discrete tax benefits of $0.1 million and $1.0 million, respectively, for the second quarter and first six months of 2020. Approximately $3.5 million of the discrete tax benefits recognized for the second quarter and first six months of 2021 relate to the reversal of unrecognized tax benefits resulting from the effective settlement of tax audits during the second quarter of 2021. The remainder of the discrete tax benefits relate predominately to excess tax benefits recognized upon vesting of RSUs or exercise of stock options during those quarters.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of July 2, 2021, the Company had unrecognized tax benefits of approximately $2.1 million, of which approximately $2.0 million would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized. As of July 2, 2021, the Company believes the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to its consolidated financial statements.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income- based tax laws. The CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due January 3, 2022 and the remaining 50% due January 3, 2023. As of July 2, 2021 and December 31, 2020, the Company had deferred a total of $9.7 million of payroll taxes. The deferred payroll taxes are included within Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

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
Product Warranties
The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The product warranty liability is presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The change in product warranty liability comprised the following (in thousands):

December 31, 2020	$163
Additions to warranty reserve, net of reversals	9
Adjustments to pre-existing warranties	(31)
July 2, 2021	$141
(11.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Numerator for basic and diluted EPS:
Net income	$29,433	$389	$50,953	$31,489

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	32,982	32,834	32,970	32,820
Dilutive effect of share-based awards	272	295	251	303
Weighted average shares outstanding - Diluted	33,254	33,129	33,221	33,123

Basic EPS	$0.89	$0.01	$1.55	$0.96
Diluted EPS	$0.89	$0.01	$1.53	$0.95
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Time-vested RSUs	—	146	5	131
PRSUs	63	12	64	16

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     STOCKHOLDERS’ EQUITY
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the six month periods ended July 2, 2021 and July 3, 2020:

	Issued	Treasury Stock	Outstanding
Shares outstanding at December 31, 2020	32,908,178	—	32,908,178
Stock options exercised	15,075	—	15,075
Vesting of RSUs, net of shares withheld to cover taxes	75,798	—	75,798
Shares outstanding at July 2, 2021	32,999,051	—	32,999,051

Shares outstanding at December 31, 2019	32,847,017	(146,546)	32,700,471
Stock options exercised	—	66,131	66,131
Vesting of RSUs, net of shares withheld to cover taxes	—	71,950	71,950
Shares outstanding at July 3, 2020	32,847,017	(8,465)	32,838,552
Accumulated Other Comprehensive Income (Loss) (“AOCI”) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
April 2, 2021	$(1,095)	$(5,850)	$41,182	$34,237	$1,385	$35,622
Unrealized gain on cash flow hedges	—	565	—	565	(118)	447
Realized gain on foreign currency hedges	—	(490)	—	(490)	102	(388)
Realized loss on interest rate swap hedge	—	995	—	995	(209)	786
Foreign currency translation gain	—	—	2,484	2,484	—	2,484
July 2, 2021	$(1,095)	$(4,780)	$43,666	$37,791	$1,160	$38,951

December 31, 2020	$(1,095)	$(4,956)	$57,546	$51,495	$1,197	$52,692
Unrealized loss on cash flow hedges	—	(704)	—	(704)	148	(556)
Realized gain on foreign currency hedges	—	(1,149)	—	(1,149)	241	(908)
Realized loss on interest rate swap hedges	—	2,029	—	2,029	(426)	1,603
Foreign currency translation loss	—	—	(13,880)	(13,880)	—	(13,880)
July 2, 2021	$(1,095)	$(4,780)	$43,666	$37,791	$1,160	$38,951

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     STOCKHOLDERS’ EQUITY (Continued)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
April 3, 2020	$(912)	$(13,281)	$10,607	$(3,586)	$2,913	$(673)
Unrealized gain on cash flow hedges	—	1,493	—	1,493	(314)	1,179
Realized loss on foreign currency hedges	—	680	—	680	(142)	538
Realized loss on interest rate swap hedges	—	617	—	617	(130)	487
Foreign currency translation gain	—	—	12,948	12,948	—	12,948
July 3, 2020	$(912)	$(10,491)	$23,555	$12,152	$2,327	$14,479

December 31, 2019	$(912)	$(2,358)	$22,639	$19,369	$619	$19,988
Unrealized loss on cash flow hedges	—	(9,981)	—	(9,981)	2,096	(7,885)
Realized loss on foreign currency hedges	—	483	—	483	(101)	382
Realized loss on interest rate swap hedges	—	1,365	—	1,365	(287)	1,078
Foreign currency translation gain	—	—	916	916	—	916
July 3, 2020	$(912)	$(10,491)	$23,555	$12,152	$2,327	$14,479
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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 2, 2021
Assets: Foreign currency contracts	$326	$—	$326	$—
Liabilities: Interest rate swap	5,106	—	5,106	—
Liabilities: Contingent consideration	2,281	—	—	2,281

December 31, 2020
Assets: Foreign currency contracts	$2,070	$—	$2,070	$—
Liabilities: Interest rate swap	7,026	—	7,026	—
Liabilities: Contingent consideration	3,900	—	—	3,900

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
Information regarding the Company’s outstanding interest rate swap designated as cash flow hedges as of July 2, 2021 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$150,000	Jun 2020	Jun 2023	2.1785%	0.0950%	$(5,106)	Other long-term liabilities
Information regarding the Company’s outstanding interest rate swap designated as cash flow hedges as of December 31, 2020 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$200,000	Jun 2020	Jun 2023	2.1785%	0.1480%	$(7,026)	Other long-term liabilities
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges. Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of July 2, 2021 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$551	Jul 2021	Aug 2021	0.0275	UYU Peso	$18	Prepaid expenses and other current assets
1,899	Jul 2021	Nov 2021	0.0223	UYU Peso	43	Prepaid expenses and other current assets
2,048	Jul 2021	Dec 2021	0.0228	UYU Peso	8	Prepaid expenses and other current assets
999	Oct 2021	Dec 2021	0.0222	UYU Peso	29	Prepaid expenses and other current assets
3,594	Jul 2021	Sep 2021	1.1980	Euro	(29)	Prepaid expenses and other current assets
2,019	Jul 2021	Sep 2021	0.0449	MXN Peso	242	Prepaid expenses and other current assets
4,333	Jul 2021	Dec 2021	0.0481	MXN Peso	162	Prepaid expenses and other current assets
7,331	Jul 2021	Dec 2021	1.2218	Euro	(194)	Prepaid expenses and other current assets
7,333	Jul 2021	Dec 2021	0.0489	MXN Peso	159	Prepaid expenses and other current assets
5,507	Jul 2021	Dec 2021	1.2237	Euro	(153)	Prepaid expenses and other current assets
6,689	Jul 2021	Dec 2021	0.0496	MXN Peso	41	Prepaid expenses and other current assets

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
Derivative Instruments with Hedge Accounting Designation
The following tables present the effect of cash flow hedge derivative instruments on other comprehensive income (loss) (“OCI”),
AOCI and the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended July 2, 2021 and July 3, 2020 (in thousands):

	Three Months Ended
	July 2, 2021		July 3, 2020
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$312,023	$29	$240,115	$87
Cost of sales	223,277	450	182,252	(733)
Operating expenses	49,396	11	48,678	(34)
Interest expense	7,532	(995)	9,273	(617)

	Six Months Ended
	July 2, 2021		July 3, 2020
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$602,490	$37	$568,541	$(41)
Cost of sales	429,258	1,074	413,976	(408)
Operating expenses	99,274	38	101,304	(34)
Interest expense	16,064	(2,029)	19,634	(1,365)

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income	Three Months Ended
	July 2, 2021	July 3, 2020		July 2, 2021	July 3, 2020
Interest rate swap	$(375)	$(1,003)	Interest expense	$(995)	$(617)
Foreign exchange contracts	148	483	Sales	29	87
Foreign exchange contracts	725	2,085	Cost of sales	450	(733)
Foreign exchange contracts	67	(72)	Operating expenses	11	(34)

	Six Months Ended		Location in Statements of Operations and Comprehensive Income	Six Months Ended
	July 2, 2021	July 3, 2020		July 2, 2021	July 3, 2020
Interest rate swaps	$(109)	$(7,390)	Interest expense	$(2,029)	$(1,365)
Foreign exchange contracts	(738)	209	Sales	37	(41)
Foreign exchange contracts	166	(2,728)	Cost of sales	1,074	(408)
Foreign exchange contracts	(23)	(72)	Operating expenses	38	(34)

The Company expects to reclassify net losses totaling $2.8 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three and six months ended July 2, 2021 and July 3, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2021	April 3, 2020	July 2, 2021	July 3, 2020
Fair value measurement at beginning of period	$2,281	$6,400	$3,900	$4,200
Amount recorded for acquisitions	—	—	—	2,700
Fair value measurement adjustment	—	—	—	(500)
Payments(1)	—	(500)	(1,621)	(500)
Foreign currency translation	—	(13)	2	(13)
Fair value measurement at end of period	$2,281	$5,887	$2,281	$5,887
__________
(1)Amounts for 2021 periods consist of payments associated with the Company’s acquisitions of InoMec and USB, resulting from achievement of revenue-based goals for the period from March 1, 2020 to February 28, 2021 for InoMec and January 1, 2020 to December 31, 2020 for USB. Amounts for 2020 periods consist of a payment made to settle a portion of a contingent consideration arrangement relating to a license to use technology.
On February 19, 2020, the Company acquired certain assets and liabilities of InoMec. See Note 2 “Business Acquisition” for additional information about the InoMec acquisition. On October 7, 2019, the Company acquired certain assets and liabilities of USB, a privately-held developer and manufacturer of complex braided biomedical structures for disposable and implantable medical devices. The contingent consideration at July 2, 2021 is the estimated fair value of the Company’s obligations, under the asset purchase agreements for InoMec and USB, to make additional payments if certain revenue goals are met.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
As of July 2, 2021, the current portion of contingent consideration liabilities is $1.0 million and included in Accrued expenses and other current liabilities, and the non-current portion is $1.3 million and included in Other long-term liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2020, the current portion of contingent consideration liabilities was $1.7 million and included in Accrued expenses and other current liabilities, and the non-current portion was $2.2 million and included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.
The following table provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration:

	July 2, 2021
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
Equity investments comprise the following (in thousands):

	July 2, 2021	December 31, 2020
Equity method investment	$19,451	$21,470
Non-marketable equity securities	5,723	5,723
Total equity investments	$25,174	$27,193

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The components of (Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Equity method investment (gain) loss	$684	$205	$2,019	$(1,720)
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of July 2, 2021, the Company owned 6.6% of this fund.
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
The following table presents sales by product line (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Segment sales by product line:
Medical
Cardio & Vascular	$152,609	$129,084	$301,774	$308,289
Cardiac & Neuromodulation	119,749	71,675	228,157	179,495
Advanced Surgical, Orthopedics & Portable Medical	29,268	30,625	54,660	61,862
Total Medical	301,626	231,384	584,591	549,646
Non-Medical	10,397	8,731	17,899	18,895
Total sales	$312,023	$240,115	$602,490	$568,541
The following table presents income for the Company’s reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Segment income:
Medical	$56,439	$26,910	$111,964	$92,126
Non-Medical	3,356	2,467	3,358	3,680
Total segment income	59,795	29,377	115,322	95,806
Unallocated operating expenses	(20,445)	(20,192)	(41,364)	(42,545)
Operating income	39,350	9,185	73,958	53,261
Unallocated expenses, net	(8,572)	(9,020)	(18,202)	(16,457)
Income before taxes	$30,778	$165	$55,756	$36,804

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
Revenue recognized from products and services transferred to customers over time represented 34% of total revenue for the three and six months ended July 2, 2021, compared to 25% and 28%, respectively, for the three and six months ended July 3, 2020. All revenue recognized from products and services transferred to customers over time during the periods presented was within the Medical segment.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended
	July 2, 2021		July 3, 2020
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	20%	*	23%	*
Customer B	17%	*	16%	*
Customer C	14%	*	10%	*
Customer D	*	36%	*	23%
Customer E	*	*	*	15%
All other customers	49%	64%	51%	62%

	Six Months Ended
	July 2, 2021		July 3, 2020
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	21%	*	21%	*
Customer B	17%	*	16%	*
Customer C	14%	*	14%	*
Customer D	*	32%	*	21%
Customer E	*	*	*	12%
All other customers	48%	68%	49%	67%
__________
* Less than 10% of segment’s total revenues for the period.

The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped.

	Three Months Ended
	July 2, 2021		July 3, 2020
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	53%	70%	55%	54%
Puerto Rico	10%	*	*	*
Singapore	*	*	*	11%
Canada	*	*	*	14%
All other countries	37%	30%	45%	21%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)    REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

	Six Months Ended
	July 2, 2021		July 3, 2020
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	53%	69%	55%	49%
Canada	*	*	*	13%
United Kingdom	*	*	*	12%
Puerto Rico	10%	*	11%	*
Singapore	*	*	*	12%
All other countries	37%	31%	34%	14%
__________
* Less than 10% of segment’s total revenues for the period.
Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	July 2, 2021	December 31, 2020
Contract assets	$56,824	$40,218
Contract liabilities	2,521	2,498
Contract assets at July 2, 2021, increased $16.6 million from December 31, 2020, due to a contract modification to add existing products and extend the contractual term. During the three and six months ended July 2, 2021, the Company recognized $0.2 million and $1.1 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2020. During the three and six months ended July 3, 2020, the Company recognized $1.0 million and $1.1 million respectively, of revenue that was included in the contract liability balance as of December 31, 2019.

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
•our ability to attract, train and retain a sufficient number of qualified associates;
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
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
The second quarter and first six months of 2021 ended on July 2 and consisted of 92 days and 183 days, respectively. The second quarter and first six months of 2020 ended on July 3 and consisted of 91 days and 185 days, respectively.
Impact of COVID-19
Beginning in early March 2020, the global spread of the novel coronavirus (“COVID-19”) has created significant uncertainty and worldwide economic disruption. Specific impacts to our business include labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, restrictions on associates’ ability to travel or work, and delays in shipments to and from certain countries. The extent to which COVID-19 will continue to impact our operations will depend on future developments, which remain highly uncertain and difficult to predict, including, among others, the duration of the outbreak, the effectiveness and utilization of vaccines for COVID-19 and its variants, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities to contain the pandemic or treat its impact. As pandemic-related events continue to evolve, additional impacts may arise that we are not aware of currently. Any prolonged material disruption of our labor force, suppliers, manufacturing, or customers could materially impact our consolidated financial position, results of operations or cash flows.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Overview
Net income for the second quarter and first six months of 2021 was $29.4 million, or $0.89 per diluted share, and $51.0 million, or $1.53 per diluted share, respectively, compared to $0.4 million, or $0.01 per diluted share, and $31.5 million, or $0.95 per diluted share for the second quarter and first six months of 2020, respectively. These variances are primarily the result of the following:
•Sales for the second quarter and first six months of 2021 increased $71.9 million and $33.9 million, respectively, when compared to the same periods in 2020. During the second quarter of 2021 we began to see the demand for many of our products continue to recover from the impacts of the COVID-19 pandemic.
•Gross profit for the second quarter and first six months of 2021 increased $30.9 million and $18.7 million, respectively, primarily from an increase in sales volume and improved volume leverage.
•Operating expenses for the second quarter of 2021 increased $0.7 million, compared to the same period in 2020, due to increases in Selling, general and administrative and Research, development and engineering expenses, partially offset by a decrease in Other operating expenses. Operating expenses for the first six months of 2021 decreased $2.0 million, compared to the same period in 2020, due to a decrease in Other operating expenses, partially offset by increases in Selling, general and administrative and Research, development and engineering expenses.
•Interest expense for the second quarter and first six months of 2021 decreased $1.7 million and $3.6 million, respectively, compared to the same periods in 2020, primarily due to lower outstanding debt balances.
•During the second quarter and first six months of 2021, we recognized losses on equity investments of $0.7 million and $2.0 million, respectively, compared to a loss of $0.2 million and a gain of $1.7 million, respectively, for the second quarter and first six months of 2020. Gains and losses on equity investments are generally unpredictable in nature.
•Other (income) loss, net for the second quarter and first six months of 2021 were losses of $0.4 million and $0.1 million, respectively, compared to income of $0.5 million and $1.5 million, respectively, for the second quarter and first six months of 2020, primarily due to fluctuations in foreign currency gains and losses in the respective periods.
•We recorded provisions for income taxes for the second quarter and first six months of 2021 of $1.3 million and $4.8 million, respectively, compared with an income tax benefit for the second quarter of 2020 of $0.2 million and a provision for income taxes of $5.3 million for the first six months of 2020. The changes in income tax was primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following tables present selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	July 2,	July 3,	Change
	2021	2020	$	%
Medical Sales:
Cardio & Vascular	152,609	$129,084	$23,525	18.2%
Cardiac & Neuromodulation	119,749	71,675	48,074	67.1%
Advanced Surgical, Orthopedics & Portable Medical	29,268	30,625	(1,357)	(4.4)%
Total Medical Sales	301,626	231,384	70,242	30.4%
Non-Medical	10,397	8,731	1,666	19.1%
Total sales	312,023	240,115	71,908	29.9%
Cost of sales	223,277	182,252	41,025	22.5%
Gross profit	88,746	57,863	30,883	53.4%
Gross profit as a % of sales	28.4%	24.1%
Operating expenses:
Selling, general and administrative (“SG&A”)	35,379	33,903	1,476	4.4%
SG&A as a % of sales	11.3%	14.1%
Research, development and engineering (“RD&E”)	13,738	12,746	992	7.8%
RD&E as a % of sales	4.4%	5.3%
Other operating expenses	279	2,029	(1,750)	(86.2)%
Total operating expenses	49,396	48,678	718	1.5%
Operating income	39,350	9,185	30,165	NM
Operating income as a % of sales	12.6%	3.8%
Interest expense	7,532	9,273	(1,741)	(18.8)%
Loss on equity investments	684	205	479	NM
Other (income) loss, net	356	(458)	814	NM
Income before taxes	30,778	165	30,613	NM
Provision (benefit) for income taxes	1,345	(224)	1,569	NM
Effective tax rate	4.4%	(135.8)%
Net income	$29,433	$389	$29,044	NM
Net income as a % of sales	9.4%	0.2%
Diluted earnings per share	$0.89	$0.01	$0.88	NM
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six Months Ended
	July 2,	July 3,	Change
	2021	2020	$	%
Medical Sales:
Cardio & Vascular	$301,774	$308,289	$(6,515)	(2.1)%
Cardiac & Neuromodulation	228,157	179,495	48,662	27.1%
Advanced Surgical, Orthopedics & Portable Medical	54,660	61,862	(7,202)	(11.6)%
Total Medical Sales	584,591	549,646	34,945	6.4%
Non-Medical	17,899	18,895	(996)	(5.3)%
Total Sales	602,490	568,541	33,949	6.0%
Cost of sales	429,258	413,976	15,282	3.7%
Gross profit	173,232	154,565	18,667	12.1%
Gross profit as a % of sales	28.8%	27.2%
Operating expenses:
SG&A	70,881	70,360	521	0.7%
SG&A as a % of sales	11.8%	12.4%
RD&E	27,199	25,987	1,212	4.7%
RD&E, Net as a % of sales	4.5%	4.6%
Other operating expenses	1,194	4,957	(3,763)	(75.9)%
Total operating expenses	99,274	101,304	(2,030)	(2.0)%
Operating income	73,958	53,261	20,697	38.9%
Operating margin	12.3%	9.4%
Interest expense	16,064	19,634	(3,570)	(18.2)%
(Gain) loss on equity investments, net	2,019	(1,720)	3,739	NM
Other (income) loss, net	119	(1,457)	1,576	NM
Income before taxes	55,756	36,804	18,952	51.5%
Provision for income taxes	4,803	5,315	(512)	(9.6)%
Effective tax rate	8.6%	14.4%
Net income	$50,953	$31,489	$19,464	61.8%
Net income as a % of sales	8.5%	5.5%
Diluted earnings per share	$1.53	$0.95	$0.58	61.1%
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Line Sales
For the second quarter and first six months of 2021, Cardio & Vascular sales increased $23.5 million, or 18%, and decreased $6.5 million, or 2%, respectively, versus the comparable 2020 periods. Cardio & Vascular sales for the second quarter and first six months of 2021 reflect the continued recovery from the negative impact of COVID, with strong increases across all Cardio & Vascular markets, particularly interventional cardiology, electrophysiology, and peripheral vascular. During the second quarter and first six months of 2021, price changes increased Cardio & Vascular sales by $0.2 million and lowered sales by $0.9 million, respectively, in comparison to the 2020 periods. Foreign currency exchange rate fluctuations increased Cardio & Vascular sales for the second quarter and first six months of 2021 by $1.0 million and $2.0 million, respectively, in comparison to the 2020 periods, primarily due to U.S. dollar fluctuations relative to the Euro.
For the second quarter and first six months of 2021, Cardiac & Neuromodulation sales increased $48.1 million, or 67%, and $48.7 million or 27%, respectively, versus the comparable 2020 periods. Cardiac & Neuromodulation sales for the second quarter and first six months of 2021 reflect the continued recovery from the negative impact of COVID, with increases across all Cardiac & Neuromodulation markets. Sales in the cardiac rhythm management market increased high double-digits, and sales in the neuromodulation market doubled. During the second quarter and first six months of 2021, price reductions lowered Cardiac & Neuromodulation sales by $1.9 million and $5.5 million, respectively, in comparison to the 2020 periods. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during the second quarter and first six months of 2021 in comparison to the 2020 periods.
In addition to Portable Medical sales, Advanced Surgical, Orthopedic & Portable Medical includes sales to the acquirer of our former AS&O Product Line, under supply agreements entered into as part of the divestiture. For the second quarter and first six months of 2021, Advanced Surgical, Orthopedic & Portable Medical sales decreased $1.4 million, or 4%, and $7.2 million or 12%, respectively, versus the comparable 2020 period as ventilator and patient monitoring components sales declined from pandemic-driven peak demand in 2020. Price reductions and foreign currency exchange rate fluctuations did not have a material impact on Advanced Surgical, Orthopedic & Portable Medical sales during the second quarter and first six months of 2021 in comparison to the 2020 periods.
For the second quarter and first six months of 2021, Non-Medical sales increased $1.7 million, or 19%, and decreased $1.0 million or 5%, respectively, versus the comparable 2020 periods. The sales increase for the second quarter was driven by the emerging recovery of the energy market, which partially offset the negative impact of COVID experienced in the first quarter of 2021. Price reductions and foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the second quarter and first six months of 2021 in comparison to the 2020 periods.
Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

	Change From Prior Year
	Three Months	Six Months
Price(a)	(0.4)%	(0.7)%
Mix(b)	1.3	0.9
Volume Leverage(c)	3.3	1.2
Customer Bankruptcy(d)	0.1	0.2
Total percentage point change to gross profit as a percentage of sales	4.3%	1.6%
__________
(a)Our Gross Margin for the second quarter and first six months of 2021 was negatively impacted by price reductions given to our larger OEM customers in return for long-term volume commitments.
(b)Amounts represent the impact to our Gross Margin attributable to changes in the mix of product sales during the periods.
(c)Our Gross Margin for the second quarter and first six months of 2021 was positively impacted by higher sales volume as our indirect labor and overhead costs are less variable, and in most cases fixed.
(d)In November 2019, one of our customers, Nuvectra Corporation, filed a voluntary Chapter 11 bankruptcy petition (the “Customer Bankruptcy”). During the first quarter of 2020, we incurred costs and recorded charges associated with the Customer Bankruptcy, primarily consisting of charges related to inventory recorded in cost of sales in our Condensed Consolidated Statements of Operations and Comprehensive Income.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Six Months
Professional fees(a)	$(541)	$(1,795)
Compensation and benefits(b)	1,666	3,117
Travel and entertainment(c)	(99)	(1,002)
All other SG&A(d)	450	201
Net increase in SG&A expenses	$1,476	$521
__________
(a)Professional fees decreased during the second quarter and first six months of 2021 compared to the prior year periods, primarily due to lower legal costs.
(b)Compensation and benefits increased during the second quarter and first six months of 2021 compared to the prior year periods, primarily due to higher stock-based compensation expense.
(c)Travel and entertainment expenses decreased as a result of the reduction in travel due to the continued impact of the COVID-19 pandemic.
(d)The net increase in all other SG&A for the second quarter and first six months of 2021 compared to the same periods of 2020 is primarily attributable to higher expense for contract services and insurance.
RD&E
RD&E expense for the second quarter and first six months of 2021 were $13.7 million and $27.2 million, respectively, compared to $12.7 million and $26.0 million, respectively, for the second quarter and first six months of 2020. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Other Operating Expenses
Other operating expenses (“OOE”) comprise the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Operational excellence(a)	$191	$443	$845	$1,417
Strategic reorganization and alignment(b)	—	138	—	686
Manufacturing alignment to support growth(c)	—	60	—	188
Acquisition and integration expenses(d)	26	47	110	403
Other general expenses(e)	62	1,341	239	2,263
Total other operating expenses	$279	$2,029	$1,194	$4,957
__________
(a)These projects focus on changing our organizational structure to match product line growth strategies and customer needs, transitioning our manufacturing process into a competitive advantage and standardizing and optimizing our business processes. Expenses for the second quarter and first six months of 2021 and 2020 primarily consist of termination benefits.
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
(e)Amounts include expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies. The 2020 amount primarily include severance, information technology systems conversion expenses, expenses incurred in connection with the Customer Bankruptcy, and expenses related to the restructuring of certain legal entities of the Company.
Refer to Note 8 “Other Operating Expenses” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.
Interest Expense, Net
Interest expense consists primarily of cash interest and debt related charges, such as amortization of debt issuance costs and original issue discount. For the second quarter and first six months of 2021, interest expense decreased $1.7 million and $3.6 million, respectively, versus the comparable 2020 periods, primarily due to lower amount of debt outstanding. During the second quarter of 2020 we borrowed an additional $160 million of our Revolving Credit Facility to protect against a prolonged pandemic coupled with the risk of financial market illiquidity. The additional borrowing on the Revolving Credit Facility was repaid during the third and fourth quarters of 2020. The weighted average interest rates on outstanding borrowings for the three months and six months ended July 2, 2021 were 3.75% and 3.84%, respectively, compared to 3.60% and 3.94%, respectively, for the comparable periods in 2020.
Debt related charges included in interest expense were $1.1 million and $2.4 million, respectively, during the second quarter and first six months of 2021 compared to $1.0 million and $2.0 million, respectively, during the same periods in 2020. The increases in debt related charges are primarily attributable to write-offs (losses from extinguishment of debt) of deferred issuance costs and unamortized discounts related to prepayments of portions of our Term Loan B facility. We had $0.1 million and $0.4 million, respectively, of losses from extinguishment of debt during the second quarter and first six months of 2021 compared to no losses in the second quarter and first six months of 2020. See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
As of July 2, 2021, approximately 22% of our principal amount of debt has been converted to fixed-rate borrowings with interest rate swaps, in comparison to approximately 27% as of December 31, 2020.  We enter into interest rate swap agreements in order to reduce our exposure to fluctuations in the LIBOR rate. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our interest rate swap agreements.
(Gain) Loss on Equity Investments
During the second quarter and first six months of 2021, we recognized losses on equity investments of $0.7 million and $2.0 million, respectively. During the second quarter and first six months of 2020, we recognized a loss of $0.2 million and a gain of $1.7 million, respectively. Gains and losses on equity investments are generally unpredictable in nature. The amounts for both 2021 and 2020 relate to our share of equity method investee gains/losses including unrealized appreciation and depreciation of the underlying interests of the investee. As of July 2, 2021 and December 31, 2020, the carrying value of our equity investments was $25.2 million and $27.2 million, respectively. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other (Income) Loss, Net
Other loss, net for the second quarter and first six months of 2021 was $0.4 million and $0.1 million, respectively, compared to other income, net of $0.5 million and $1.5 million, respectively, for the second quarter and first six months of 2020. Other income, net primarily includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits, or Israeli shekel.
The impact of exchange rates on transactions denominated in foreign currencies included in Other income, net for the second quarter and first six months of 2021 were losses of of $0.4 million and $0.1 million, respectively, compared to gains of $0.5 million and $1.5 million for the second quarter and first six months of 2020, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Provision for Income Taxes
We recognized income tax expense of $1.3 million for the second quarter of 2021 on $30.8 million of income before taxes (effective tax rate of 4.4%), compared to an income tax benefit of $0.2 million on $0.2 million of income before taxes (effective tax rate of (135.8)%) for the same period of 2020. The income tax expense for the first six months of 2021 was $4.8 million on $55.8 million of income before taxes (effective tax rate of 8.6%), compared to $5.3 million on income before taxes of $36.8 million (effective tax rate of 14.4%) for the same period of 2020. Income tax expense for the second quarter and first six months of 2021 included $3.8 million and $4.4 million, respectively, of discrete tax benefits consisting principally of $3.5 million of tax benefits related to the reversal of unrecognized tax benefits resulting from effective settlement of tax audits during the second quarter of 2021. There is a potential for volatility in our effective tax rate due to several factors including changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, and settlements with taxing authorities and foreign currency fluctuations. We currently have various tax planning initiatives in place and continuously evaluate planning strategies aimed at reducing our effective tax rate over the long term. This includes strategies to realize deferred tax assets that would otherwise expire unutilized.
Our effective tax rates for 2021 differ from the U.S. federal statutory tax rate of 21% due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the availability of tax credits, and the recognition of discrete tax benefits. The discrete tax benefits for 2021 are predominately related to the reversal of unrecognized tax benefits resulting from the effective settlement of tax audits and excess tax benefits recognized upon vesting of RSUs or exercise of stock options.
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
Liquidity and Capital Resources

(dollars in thousands)	July 2, 2021	December 31, 2020
Cash and cash equivalents	$30,581	$49,206
Working capital	$270,116	$256,746
Current ratio	2.65	2.64
Cash and cash equivalents at July 2, 2021 decreased by $18.6 million from December 31, 2020, primarily as a result of debt payments totaling $64.8 million, which include $46.0 million of accelerated payments, purchases of property, plant and equipment of $18.4 million, mostly offset by cash generated by operating activities of $68.8 million.
Working capital increased by $13.4 million from December 31, 2020, primarily from positive working capital fluctuations associated with accounts receivable, contract assets and accrued expenses aggregating to $43.4 million, which were partially offset by fluctuations in cash and cash equivalents and accounts payable aggregating to $36.4 million. During the first six months of 2021, accounts receivable increased mainly from higher sequential sales and contract assets increased due to a contract modification to add existing products and extend the contractual term, while accrued expenses decreased primarily from the payment of accrued incentive compensation. Cash and cash equivalents decreased primarily from accelerated debt payments in the first six months of 2021 while accounts payable increased mainly from the timing of supplier payments and higher sequential inventory purchases.
At July 2, 2021, $10.8 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Summary of Cash Flow

	Six Months Ended
(in thousands)	July 2, 2021	July 3, 2020
Cash provided by (used in):
Operating activities	$68,787	$77,954
Investing activities	(18,401)	(35,954)
Financing activities	(69,184)	150,945
Effect of foreign currency exchange rates on cash and cash equivalents	173	(236)
Net change in cash and cash equivalents	$(18,625)	$192,709
Operating Activities – During the first six months of 2021, we generated cash from operations of $68.8 million, compared to $78.0 million for the first six months of 2020. The decrease of $9.2 million was due to a decrease of $39.0 million in cash flow provided by changes in operating assets and liabilities, partially offset by an increase of $29.9 million in net income adjusted for non-cash items such as depreciation and amortization.
The decrease in cash flow provided by changes in operating assets and liabilities is primarily the result of fluctuations in accounts receivable and accounts payable caused by declining sales in the prior year versus sales growth in the current period. This dynamic caused a significant prior year benefit to operating cash flow from the collection of accounts receivable in a period of declining sales, which resulted from the COVID 19 pandemic. The increase in net income adjusted for non-cash items such as depreciation and amortization is primarily from higher gross profit from sales growth and margin expansion in the current period.
Investing Activities – The $17.6 million decrease in net cash used in investing activities was primarily attributable to decreased purchases of property, plant, and equipment of $8.3 million, intangible assets of $4.1 million, and $5.2 million of cash paid for the acquisition of certain assets and liabilities from InoMec Ltd. in the first quarter of 2020.
Financing Activities – Net cash used in financing activities for first six months of 2021, was $69.2 million compared to $150.9 million provided by financing activities for the first six months of 2020. Financing activities during the first six months of 2021 primarily included debt payments of $64.8 million, compared to net borrowings of $151.3 million for the comparable 2020 period.
During the second quarter of 2020, we borrowed an additional $160 million of our Revolving Credit Facility to protect against a prolonged pandemic coupled with the risk of financial market illiquidity. We subsequently paid down $135 million of the additional borrowing during the third quarter of 2020 and the remainder in the fourth quarter of 2020.
Capital Structure – As of July 2, 2021, our capital structure consists of $669 million of debt, net of deferred debt issuance costs and unamortized discounts, outstanding under our Senior Secured Credit Facilities and 33 million shares of common stock outstanding. We continue to have access to $194.3 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit. We are also authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of July 2, 2021, our contractual debt service obligations for the remainder of 2021, consisting of principal and interest on our outstanding debt, are estimated to be approximately $30 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Credit Facilities - As of July 2, 2021, we had Senior Secured Credit Facilities that consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), which had available borrowing capacity of $194.3 million, (ii) a term loan A facility (the “TLA Facility”) with outstanding principal balance of $211 million, and (iii) a term loan B facility (the “TLB Facility”) with outstanding principal balance of $462 million. The Senior Secured Credit Facilities will mature on October 27, 2022. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature. We are currently in active discussions with existing and potential lending sources and expect to refinance our Senior Secured Credit Facilities prior to October 27, 2021.
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum total net leverage ratio of 4.75:1.00 subject to a step down to 4.50 to 1.00 for the third fiscal quarter of 2021, and reverting to and remaining at 4.00 to 1.00 beginning with the fourth quarter of 2021 through maturity, and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of 3.0:1.0. Additionally, the total net leverage ratio can be increased by 0.50 for up to four consecutive quarters commencing in any fiscal quarter in which we consummate an Eligible Adjustment Acquisition (as defined in the Amendment) with a $40 million or greater purchase price. As of July 2, 2021, the Company was in compliance with these financial covenants. The TLB Facility does not contain any financial maintenance covenants. As of July 2, 2021, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.7 to 1.0. For the twelve month period ended July 2, 2021, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 8.2 to 1.0.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of July 2, 2021, our adjusted EBITDA (as defined in the Senior Secured Credit Facilities) would have to decline by approximately $104 million, or approximately 43%, in order for us to not be in compliance with our financial covenants.
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
Contractual Obligations
There have been no significant changes to our contractual obligations during the quarter ended July 2, 2021 as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of July 2, 2021. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of July 2, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended July 2, 2021, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 1A.RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 6.EXHIBITS

Exhibit Number	Description

10.1#*	Form of Time-Based Restricted Stock Units Award Agreement under the 2021 Omnibus Incentive Plan.

10.2#*	Form of Performance-Based Restricted Stock Units Award Agreement under the 2021 Omnibus Incentive Plan.

10.3#*	Form of Time-Based Restricted Stock Units Award Agreement for Joseph Dziedzic under the 2021 Omnibus Incentive Plan.

10.4#*	Form of Performance-Based Restricted Stock Units Award Agreement for Joseph Dziedzic under the 2021 Omnibus Incentive Plan.

10.5#*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2021 Omnibus Incentive Plan.

10.6#*	Employment Offer Letter, dated April 10, 2019, between Integer Holdings Corporation and Joel Becker.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Extension Presentation Linkbase Document

101.DEF*	XBRL Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	July 29, 2021	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jason K. Garland
Jason K. Garland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)