Form 10-Q
period 2021-10-01
Integer Holdings Corp
filed 2021-10-28
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2021
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of October 22, 2021 was: 33,018,867 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended October 1, 2021

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	October 1, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$25,472	$49,206
Accounts receivable, net of provision for credit losses of $0.1 million and $0.2 million, respectively	177,488	156,207
Inventories	149,235	149,323
Refundable income taxes	12,580	2,087
Contract assets	59,440	40,218
Prepaid expenses and other current assets	18,352	15,896
Total current assets	442,567	412,937
Property, plant and equipment, net	250,450	253,964
Goodwill	849,686	859,442
Other intangible assets, net	716,060	757,224
Deferred income taxes	4,364	4,398
Operating lease assets	46,871	45,153
Other long-term assets	38,132	38,739
Total assets	$2,348,130	$2,371,857
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,250	$37,500
Accounts payable	68,418	51,570
Income taxes payable	36	1,847
Operating lease liabilities	7,926	8,431
Accrued expenses and other current liabilities	59,780	56,843
Total current liabilities	156,410	156,191
Long-term debt	610,405	693,758
Deferred income taxes	180,597	182,304
Operating lease liabilities	41,382	37,861
Other long-term liabilities	27,083	30,688
Total liabilities	1,015,877	1,100,802
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,016,984 and 32,908,178 shares issued and outstanding, respectively	33	33
Additional paid-in capital	710,513	700,814
Retained earnings	590,535	517,516
Accumulated other comprehensive income	31,172	52,692
Total stockholders’ equity	1,332,253	1,271,055
Total liabilities and stockholders’ equity	$2,348,130	$2,371,857
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Sales	$305,574	$235,942	$908,064	$804,483
Cost of sales	223,702	178,009	652,960	591,985
Gross profit	81,872	57,933	255,104	212,498
Operating expenses:
Selling, general and administrative (Note 10)	34,269	3,609	105,150	73,969
Research, development and engineering	12,050	11,892	39,249	37,879
Other operating expenses	2,463	2,674	3,657	7,631
Total operating expenses	48,782	18,175	148,056	119,479
Operating income	33,090	39,758	107,048	93,019
Interest expense	10,053	9,368	26,117	29,002
(Gain) loss on equity investments	(152)	(2,234)	1,867	(3,954)
Other (income) loss, net	10	1,224	129	(233)
Income before taxes	23,179	31,400	78,935	68,204
Provision for income taxes	1,113	1,058	5,916	6,373
Net income	$22,066	$30,342	$73,019	$61,831

Earnings per share:
Basic	$0.67	$0.92	$2.21	$1.88
Diluted	$0.66	$0.92	$2.20	$1.87

Weighted average shares outstanding:
Basic	33,008	32,859	32,982	32,833
Diluted	33,309	33,076	33,250	33,107

Comprehensive Income
Net income	$22,066	$30,342	$73,019	$61,831
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(7,836)	16,387	(21,716)	17,303
Change in fair value of cash flow hedges, net of tax	57	1,355	196	(5,070)
Other comprehensive income (loss), net of tax	(7,779)	17,742	(21,520)	12,233
Comprehensive income, net of tax	$14,287	$48,084	$51,499	$74,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	October 1, 2021	October 2, 2020
Cash flows from operating activities:
Net income	$73,019	$61,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,479	59,005
Debt related charges included in interest expense	6,526	3,145
Stock-based compensation	12,235	6,229
Non-cash (gains) charges related to customer bankruptcy	(23)	562
Non-cash lease expense	5,918	5,824
Non-cash (gain) loss on equity investments	1,867	(3,954)
Contingent consideration fair value adjustment	—	(500)
Other non-cash losses	893	316
Deferred income taxes	(242)	42
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(21,638)	42,096
Inventories	(838)	10,272
Prepaid expenses and other assets	(599)	(32,736)
Contract assets	(19,528)	(14,614)
Accounts payable	16,044	(5,152)
Accrued expenses and other liabilities	(4,292)	(13,780)
Income taxes	(12,411)	(8,347)
Net cash provided by operating activities	117,410	110,239
Cash flows from investing activities:
Acquisition of property, plant and equipment	(29,711)	(35,182)
Purchase of intangible asset	—	(4,607)
Proceeds from sale of property, plant and equipment	81	76
Acquisitions, net	—	(5,219)
Net cash used in investing activities	(29,630)	(44,932)
Cash flows from financing activities:
Principal payments of term loans	(737,973)	(28,125)
Proceeds from issuance of term loans	598,250	—
Proceeds from revolving credit facility	82,300	185,000
Payments of revolving credit facility	(45,000)	(135,000)
Proceeds from the exercise of stock options	594	3,123
Payment of debt issuance costs	(5,436)	(431)
Tax withholdings related to net share settlements of restricted stock unit awards	(3,130)	(2,869)
Contingent consideration payments	(1,621)	—
Principal payments on finance leases	(51)	—
Net cash (used in) provided by financing activities	(112,067)	21,698
Effect of foreign currency exchange rates on cash and cash equivalents	553	(597)
Net increase (decrease) in cash and cash equivalents	(23,734)	86,408
Cash and cash equivalents, beginning of period	49,206	13,535
Cash and cash equivalents, end of period	$25,472	$99,943
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Total stockholders’ equity, beginning balance	$1,314,572	$1,181,401	$1,271,055	$1,152,488

Common stock and additional paid-in capital
Balance, beginning of period	707,152	695,684	700,847	701,051
Stock awards exercised or vested	112	16	(2,536)	(8,593)
Stock-based compensation	3,282	2,987	12,235	6,229
Balance, end of period	710,546	698,687	710,546	698,687
Treasury stock
Balance, beginning of period	—	(509)	—	(8,809)
Treasury shares reissued	—	509	—	8,809
Balance, end of period	—	—	—	—
Retained earnings
Balance, beginning of period	568,469	471,747	517,516	440,258
Net income	22,066	30,342	73,019	61,831
Balance, end of period	590,535	502,089	590,535	502,089
Accumulated other comprehensive income
Balance, beginning of period	38,951	14,479	52,692	19,988
Other comprehensive income (loss)	(7,779)	17,742	(21,520)	12,233
Balance, end of period	31,172	32,221	31,172	32,221

Total stockholders’ equity, ending balance	$1,332,253	$1,232,997	$1,332,253	$1,232,997
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
The third quarter and first nine months of 2021 ended on October 1 and consisted of 91 days and 274 days, respectively. The third quarter and first nine months of 2020 ended on October 2 and consisted of 91 days and 276 days, respectively.
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
For segment reporting purposes, the results of operations and assets from this acquisition have been included in the Company’s Medical segment since the acquisition date. Sales and earnings related to the operations consisting of the assets and liabilities acquired from InoMec for the three and nine months ended October 1, 2021 and October 2, 2020 were not material. There were no direct costs incurred for this acquisition during 2021. During the three and nine months ended October 2, 2020, direct costs of this acquisition of $0.1 million and $0.9 million, respectively, were expensed as incurred and included in Other operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Pro forma financial information has not been presented for this acquisition as the net effects were not significant or material to the Company’s results of operations or financial position.
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	October 1, 2021	October 2, 2020
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$4,311	$3,756
Debt issuance costs incurred but not yet paid	1,713	—
Supplemental lease disclosures:
Operating lease assets obtained in exchange for new or remeasured operating lease liabilities	7,772	8,139
(4.)    INVENTORIES
Inventories comprise the following (in thousands):

	October 1, 2021	December 31, 2020
Raw materials	$65,108	$72,477
Work-in-process	73,556	58,806
Finished goods	10,571	18,040
Total	$149,235	$149,323

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the nine months ended October 1, 2021 were as follows (in thousands):

	Medical	Non- Medical	Total
December 31, 2020	$842,442	$17,000	$859,442
Foreign currency translation	(9,756)	—	(9,756)
October 1, 2021	$832,686	$17,000	$849,686
Intangible Assets
Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
October 1, 2021
Definite-lived:
Purchased technology and patents	$254,924	$(161,375)	$93,549
Customer lists	713,126	(181,009)	532,117
Other	4,140	(4,034)	106
Total amortizing intangible assets	$972,190	$(346,418)	$625,772
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2020
Definite-lived:
Purchased technology and patents	$257,453	$(152,798)	$104,655
Customer lists	723,791	(161,856)	561,935
Other	4,142	(3,796)	346
Total amortizing intangible assets	$985,386	$(318,450)	$666,936
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Cost of sales	$3,216	$3,219	$9,717	$9,660
Selling, general and administrative expenses	7,068	7,080	21,356	21,234
Total intangible asset amortization expense	$10,284	$10,299	$31,073	$30,894
Estimated future intangible asset amortization expense based on the carrying value as of October 1, 2021 is as follows (in thousands):

	Remainder of 2021	2022	2023	2024	2025	After 2025
Amortization Expense	$10,240	40,010	38,595	37,646	36,336	462,945

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT
Long-term debt related to the 2021 Credit Agreement and 2015 Credit Agreement (each as defined below) as of October 1, 2021 and December 31, 2020, respectively, comprises the following (in thousands):

	October 1, 2021	December 31, 2020
Senior secured term loan A	$250,000	$229,687
Senior secured term loan B	350,000	508,286
Senior secured revolving credit facility	37,300	—
Unamortized discount on term loan B and debt issuance costs	(6,645)	(6,715)
Total debt	630,655	731,258
Current portion of long-term debt	(20,250)	(37,500)
Total long-term debt	$610,405	$693,758
On September 2, 2021, the Company entered into a new credit agreement (the “2021 Credit Agreement”) which permits borrowings and other extensions of credit in an initial aggregate principal amount of up to $1 billion (as may be increased from time to time in accordance with the terms). The 2021 Credit Agreement governs the Company’s senior secured credit facilities (the “Senior Secured Credit Facilities”), which consist of a five-year $400 million revolving credit facility (the “Revolving Credit Facility”), a five-year “term A” loan (the “TLA Facility”) and a seven-year “term B” loan (the “TLB Facility” and, together with the TLA Facility, the “Term Loan Facilities”). The TLB Facility was issued at a 0.50% discount. The 2021 Credit Agreement also includes an alternative benchmark rate as a replacement to the London Interbank Offered Rate (“LIBOR”) in the event LIBOR is no longer available.
The obligations under the 2021 Credit Agreement are guaranteed by certain specified subsidiaries of the Company. Among other things, the 2021 Credit Agreement contains covenants that restrict the Company’s and certain of its subsidiaries’ ability to incur liens on certain assets, incur indebtedness, make material changes in corporate structure or materially alter the nature of its business, dispose of material assets, engage in mergers, consolidations and certain other fundamental changes, or engage in certain transactions with affiliates. The 2021 Credit Agreement contains customary default provisions, including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.
Prior to September 2, 2021, the Company was party to an amended and restated credit agreement (the “2015 Credit Agreement”), dated as of October 27, 2015. The 2015 Credit Agreement provided for certain credit facilities to the Company in an aggregate principal amount not to initially exceed $1.6 billion. The 2015 Credit Agreement was terminated concurrently with entering into the 2021 Credit Agreement.
Revolving Credit Facility
The Revolving Credit Facility matures on September 2, 2026 and includes $40 million sublimits for swingline loans and for standby letters of credit. As of October 1, 2021, the Company had available borrowing capacity on the Revolving Credit Facility of $357.0 million after giving effect to $37.3 million of outstanding borrowings and $5.7 million of outstanding standby letters of credit.
Interest rates on the Revolving Credit Facility, as well as the TLA Facility, are at the Company’s option, either at: (i) the applicable LIBOR (or an applicable benchmark replacement) plus the applicable margin, which will range between 1.25% and 2.25%, based on the Company’s Total Net Leverage Ratio, or (ii) the Base Rate (as defined below) plus the applicable margin, which will range between 0.25% and 1.25%, based on the Company’s Total Net Leverage Ratio. The Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the prime rate (as defined in the 2021 Credit Agreement), (ii) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, and (iii) one-month LIBOR plus 1.00%. As of October 1, 2021, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 1.83%.
The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.15% and 0.25%, depending on the Company’s Total Net Leverage Ratio (as defined in the 2021 Credit Agreement). As of October 1, 2021, the commitment fee on the unused portion of the Revolving Credit Facility was 0.20%.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT (Continued)
Term Loan Facilities
The TLA Facility and TLB Facility mature on September 2, 2026 and September 2, 2028, respectively, and require quarterly installments which increase over the term of the loans. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the applicable LIBOR rate plus 2.50%, with LIBOR subject to a 0.50% floor, or (ii) the Base Rate plus 1.50%. As of October 1, 2021, the interest rates on the TLA Facility and TLB Facility were 1.83% and 3.00%, respectively.
Covenants
The 2021 Credit Agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require that (i) the Company maintain a Total Net Leverage Ratio not to exceed 5.50:1.00 (stepping down to 5.00:1.00 for the third fiscal quarter of 2023 through maturity and subject to increase in certain circumstances following qualified acquisitions, but at no time shall exceed 5.50:1.00) and (ii) the Company maintain an interest coverage ratio of at least 2.50:1.00. The TLB Facility does not contain any financial maintenance covenants. As of October 1, 2021, the Company was in compliance with these financial covenants.
Contractual maturities under the Senior Secured Credit Facilities for the remainder of 2021 and through maturity, excluding any discounts or premiums, as of October 1, 2021 are as follows (in thousands):

	2021	2022	2023	2024	2025	After 2025
Future minimum principal payments	$5,063	20,250	21,812	28,063	32,750	529,362
Debt Issuance Costs and Discounts
In connection with terminating the 2015 Credit Agreement and entering into the 2021 Credit Agreement, for each separate debt instrument on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred.
Based on this assessment, $1.2 million of unamortized debt issuance costs and discount related to the 2015 Credit Agreement were deemed to be related to the issuance of new debt, or the modification of existing debt, and therefore will continue to be deferred and amortized over the term of the associated debt. The remaining $3.3 million of unamortized debt issuance costs and discount related to the 2015 Credit Agreement were deemed to be related to the extinguishment of debt and were expensed and included in Interest Expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Additionally, during the nine month period ended October 1, 2021, in connection with prepayments on TLB Facility under the 2015 Credit Agreement, $0.5 million of unamortized debt issuance costs and discount were treated as extinguishment of debt and were expensed and included in Interest Expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.
In connection with the 2021 Credit Agreement, the Company incurred and capitalized $8.8 million of issuance costs, including an original issue discount on the TLB Facility of $1.8 million. An aggregate of $6.0 million of original issue discount and debt issuance costs have been recorded as a reduction of the carrying value of the related debt and $2.8 million of debt issuance costs attributable to the Revolving Credit Facility have been recorded as a component of Other assets on the Condensed Consolidated Balance Sheets as of October 1, 2021.

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
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Stock options	$—	$10	$—	$33
RSUs	3,282	2,977	12,235	6,196
Total stock-based compensation expense	$3,282	$2,987	$12,235	$6,229

Cost of sales	$649	$530	$2,586	$1,214
Selling, general and administrative	2,177	2,319	8,747	4,608
Research, development and engineering	302	138	748	407
Other operating expenses	154	—	154	—
Total stock-based compensation expense	$3,282	$2,987	$12,235	$6,229

Stock Options
The following table summarizes the Company’s stock option activity for the nine month period ended October 1, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2020	281,873	$36.05
Exercised	(27,002)	22.01
Outstanding and exercisable at October 1, 2021	254,871	$37.53	4.3	$13.9

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION (Continued)
Restricted Stock Units
During the nine months ended October 1, 2021, the Company awarded grants of either time-based RSUs or a mix of time-based RSUs and performance-based RSUs (“PRSUs”) to certain members of its Board and management. New Board members appointed during the first quarter of 2021 received a pro-rated portion of the their annual equity retainer in the form of time-based RSUs that vest in accordance with the regularly scheduled vesting schedule applicable to existing members of the Board. All other time-based RSUs granted during the nine months ended October 1, 2021 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. For the Company’s PRSUs, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of market-based conditions. The market-based conditions are based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over three year performance periods.
The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with TSR-based performance conditions. The grant-date fair value of all other RSUs is equal to the closing market price of Integer common stock on the date of grant.
The weighted average fair value and assumptions used to value the TSR portion of the PRSUs granted are as follows:

	Nine Months Ended
	October 1, 2021	October 2, 2020
Weighted average fair value	$85.16	$107.42
Risk-free interest rate	0.19%	1.53%
Expected volatility	41%	30%
Expected life (in years)	3.0	2.9
Expected dividend yield	—%	—%
The valuation of the TSR portion of the PRSUs granted during 2021 and 2020 also reflects a weighted average illiquidity discount of 8.19% and 8.00%, respectively, related to the six-month period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.
The following table summarizes time-vested RSU activity for the nine month period ended October 1, 2021:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	207,923	$75.38
Granted	190,143	82.20
Vested	(90,740)	66.97
Forfeited	(15,912)	79.59
Nonvested at October 1, 2021	291,414	$82.22
The following table summarizes PRSU activity for the nine month period ended October 1, 2021:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	219,391	$72.33
Granted	92,345	85.16
Vested	(38,882)	37.75
Forfeited	(69,333)	51.16
Nonvested at October 1, 2021	203,521	$91.97

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     OTHER OPERATING EXPENSES
Other operating expenses comprise the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Operational excellence initiatives	$1,727	$858	$2,572	$2,275
Strategic reorganization and alignment	—	—	—	686
Manufacturing alignment to support growth	—	36	—	224
Acquisition and integration	182	107	292	510
Other general expenses	554	1,673	793	3,936
Total other operating expenses	$2,463	$2,674	$3,657	$7,631
Operational excellence initiatives
The Company’s operational excellence (“OE”) initiatives mainly consist of costs associated with executing on its sales force, manufacturing, business process and performance excellence operational strategic imperatives. These projects focus on changing the Company’s organizational structure to match product line growth strategies and customer needs, transitioning its manufacturing process into a competitive advantage and standardizing and optimizing its business processes.
2021 OE Initiatives - Costs related to the Company’s 2021 OE initiatives are primarily recorded within the Medical segment or unallocated operating expenses and mainly include termination benefits. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2021 OE initiatives of between approximately $3 million to $4 million, the majority of which are expected to be cash expenditures. As of October 1, 2021, total restructuring and related charges incurred since inception was $2.3 million. These actions are expected to be substantially complete by the end of 2021.
2020 OE Initiatives - Costs related to the Company’s 2020 OE initiatives are primarily recorded within the Medical segment and mainly include termination benefits. As of October 1, 2021, total restructuring and related charges incurred since inception was $3.1 million. These actions were substantially complete at the end of 2020.
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
The following table summarizes the change in accrued liabilities, presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, related to the initiatives described above (in thousands):

Operational excellence initiatives
December 31, 2020	$291
Charges incurred, net of reversals	1,927
Cash payments	(928)
October 1, 2021	$1,290

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     OTHER OPERATING EXPENSES (Continued)
Acquisition and integration
Acquisition and integration costs primarily consist of professional fees and other costs related to business acquisitions. During the nine months ended October 1, 2021 and October 2, 2020, acquisition and integration costs included $0.1 million and $1.0 million, respectively, of expenses related to the acquisition of certain assets and liabilities of InoMec, which was acquired in February 2020, and US BioDesign, LLC (“USB”), which was acquired in October 2019. Acquisition and integration costs for the nine months ended October 2, 2020, also includes a $0.5 million adjustment to reduce the fair value of acquisition-related contingent consideration liability associated with the Company’s acquisition of USB. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
Other general expenses
During the nine months ended October 1, 2021 and October 2, 2020, the Company recorded expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies. The 2021 and 2020 amounts primarily include termination benefits, information technology systems conversion expenses, and expenses related to the restructuring of certain legal entities of the Company.
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
The Company’s effective tax rate for the third quarter of 2021 was 4.8% on $23.2 million of income before taxes compared to 3.4% on $31.4 million of income before taxes for the same period in 2020. The Company’s effective tax rate for the first nine months of 2021 was 7.5% on $78.9 million of income before taxes compared to 9.3% on $68.2 million of income before taxes for the same period in 2020. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the third quarter and first nine months of 2021 and 2020 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the availability of tax credits, and the recognition of certain discrete tax benefits. The Company recorded discrete tax benefits of $1.6 million and $6.1 million, respectively, for the third quarter and first nine months of 2021, compared to discrete tax benefits of $4.9 million and $5.9 million, respectively, for the third quarter and first nine months of 2020. Approximately $3.5 million of the discrete tax benefits recognized for the first nine months of 2021 relate to the reversal of unrecognized tax benefits resulting from the effective settlement of tax audits during the second quarter of 2021. The remainder of the discrete tax benefits relate predominately to excess tax benefits recognized upon vesting of RSUs or exercise of stock options during those quarters and favorable return to provision adjustments related to the 2020 tax year.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of October 1, 2021, the Company had unrecognized tax benefits of approximately $4.4 million, of which approximately $4.4 million would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized. As of October 1, 2021, the Company believes the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to its consolidated financial statements.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income- based tax laws. The CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due January 3, 2022 and the remaining 50% due January 3, 2023. As of October 1, 2021 and December 31, 2020, the Company had deferred a total of $9.7 million of payroll taxes. The deferred payroll taxes are included within Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

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
Selling, general and administrative expenses
The net gain on patent litigation of $28.2 million is recorded in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended October 2, 2020.
Product Warranties
The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The product warranty liability is presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The change in product warranty liability comprised the following (in thousands):

December 31, 2020	$163
Additions to warranty reserve, net of reversals	(10)
Adjustments to pre-existing warranties	(71)
October 1, 2021	$82

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Numerator for basic and diluted EPS:
Net income	$22,066	$30,342	$73,019	$61,831

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	33,008	32,859	32,982	32,833
Dilutive effect of share-based awards	301	217	268	274
Weighted average shares outstanding - Diluted	33,309	33,076	33,250	33,107

Basic EPS	$0.67	$0.92	$2.21	$1.88
Diluted EPS	$0.66	$0.92	$2.20	$1.87
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Time-vested RSUs	1	145	4	134
PRSUs	83	167	70	93

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     STOCKHOLDERS’ EQUITY
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the nine month periods ended October 1, 2021 and October 2, 2020:

	Issued	Treasury Stock	Outstanding
Shares outstanding at December 31, 2020	32,908,178	—	32,908,178
Stock options exercised	27,002	—	27,002
Vesting of RSUs, net of shares withheld to cover taxes	81,804	—	81,804
Shares outstanding at October 1, 2021	33,016,984	—	33,016,984

Shares outstanding at December 31, 2019	32,847,017	(146,546)	32,700,471
Stock options exercised	21,327	74,596	95,923
Vesting of RSUs, net of shares withheld to cover taxes	6,822	71,950	78,772
Shares outstanding at October 2, 2020	32,875,166	—	32,875,166
Accumulated Other Comprehensive Income (“AOCI”) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
July 2, 2021	$(1,095)	$(4,780)	$43,666	$37,791	$1,160	$38,951
Unrealized loss on cash flow hedges	—	(306)	—	(306)	64	(242)
Realized gain on foreign currency hedges	—	(206)	—	(206)	44	(162)
Realized loss on interest rate swap hedge	—	584	—	584	(123)	461
Foreign currency translation loss	—	—	(7,836)	(7,836)	—	(7,836)
October 1, 2021	$(1,095)	$(4,708)	$35,830	$30,027	$1,145	$31,172

December 31, 2020	$(1,095)	$(4,956)	$57,546	$51,495	$1,197	$52,692
Unrealized loss on cash flow hedges	—	(1,010)	—	(1,010)	212	(798)
Realized gain on foreign currency hedges	—	(1,355)	—	(1,355)	285	(1,070)
Realized loss on interest rate swap hedges	—	2,613	—	2,613	(549)	2,064
Foreign currency translation loss	—	—	(21,716)	(21,716)	—	(21,716)
October 1, 2021	$(1,095)	$(4,708)	$35,830	$30,027	$1,145	$31,172

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     STOCKHOLDERS’ EQUITY (Continued)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
July 3, 2020	$(912)	$(10,491)	$23,555	$12,152	$2,327	$14,479
Unrealized gain on cash flow hedges	—	565	—	565	(118)	447
Realized loss on foreign currency hedges	—	84	—	84	(18)	66
Realized loss on interest rate swap hedges	—	1,066	—	1,066	(224)	842
Foreign currency translation gain	—	—	16,387	16,387	—	16,387
October 2, 2020	$(912)	$(8,776)	$39,942	$30,254	$1,967	$32,221

December 31, 2019	$(912)	$(2,358)	$22,639	$19,369	$619	$19,988
Unrealized loss on cash flow hedges	—	(9,416)	—	(9,416)	1,978	(7,438)
Realized loss on foreign currency hedges	—	567	—	567	(119)	448
Realized loss on interest rate swap hedges	—	2,431	—	2,431	(511)	1,920
Foreign currency translation gain	—	—	17,303	17,303	—	17,303
October 2, 2020	$(912)	$(8,776)	$39,942	$30,254	$1,967	$32,221
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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 1, 2021
Assets: Foreign currency contracts	$115	$—	$115	$—
Liabilities: Foreign currency contracts	420	—	420	—
Liabilities: Interest rate swap	4,403	—	4,403	—
Liabilities: Contingent consideration	2,282	—	—	2,282

December 31, 2020
Assets: Foreign currency contracts	$2,070	$—	$2,070	$—
Liabilities: Interest rate swap	7,026	—	7,026	—
Liabilities: Contingent consideration	3,900	—	—	3,900

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
Information regarding the Company’s outstanding interest rate swap designated as cash flow hedges as of October 1, 2021 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$150,000	Jun 2020	Jun 2023	2.1785%	0.0860%	$(4,403)	Other long-term liabilities
Information regarding the Company’s outstanding interest rate swap designated as cash flow hedges as of December 31, 2020 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$200,000	Jun 2020	Jun 2023	2.1785%	0.1480%	$(7,026)	Other long-term liabilities
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges. Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of October 1, 2021 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$665	Oct 2021	Nov 2021	0.0222	UYU Peso	$34	Prepaid expenses and other current assets
1,015	Oct 2021	Dec 2021	0.0226	UYU Peso	32	Prepaid expenses and other current assets
999	Oct 2021	Dec 2021	0.0222	UYU Peso	49	Prepaid expenses and other current assets
2,155	Oct 2021	Dec 2021	0.0479	MXN Peso	31	Accrued expenses and other current liabilities
3,669	Oct 2021	Dec 2021	1.2230	Euro	(185)	Accrued expenses and other current liabilities
3,648	Oct 2021	Dec 2021	0.0486	MXN Peso	(5)	Accrued expenses and other current liabilities
3,674	Oct 2021	Dec 2021	1.2245	Euro	(190)	Accrued expenses and other current liabilities
4,444	Oct 2021	Dec 2021	0.0494	MXN Peso	(71)	Accrued expenses and other current liabilities

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
Derivative Instruments with Hedge Accounting Designation
The following tables present the effect of cash flow hedge derivative instruments on other comprehensive income (loss) (“OCI”),
AOCI and the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended October 1, 2021 and October 2, 2020 (in thousands):

	Three Months Ended
	October 1, 2021		October 2, 2020
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$305,574	$(240)	$235,942	$590
Cost of sales	223,702	434	178,009	(651)
Operating expenses	48,782	12	18,175	(23)
Interest expense	10,053	(584)	9,368	(1,066)

	Nine Months Ended
	October 1, 2021		October 2, 2020
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$908,064	$(203)	$804,483	$549
Cost of sales	652,960	1,508	591,985	(1,059)
Operating expenses	148,056	50	119,479	(57)
Interest expense	26,117	(2,613)	29,002	(2,431)

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income	Three Months Ended
	October 1, 2021	October 2, 2020		October 1, 2021	October 2, 2020
Interest rate swap	$119	$(11)	Interest expense	$(584)	$(1,066)
Foreign exchange contracts	(239)	68	Sales	(240)	590
Foreign exchange contracts	(235)	451	Cost of sales	434	(651)
Foreign exchange contracts	49	57	Operating expenses	12	(23)

	Nine Months Ended		Location in Statements of Operations and Comprehensive Income	Nine Months Ended
	October 1, 2021	October 2, 2020		October 1, 2021	October 2, 2020
Interest rate swaps	$10	$(7,401)	Interest expense	$(2,613)	$(2,431)
Foreign exchange contracts	(977)	277	Sales	(203)	549
Foreign exchange contracts	(69)	(2,277)	Cost of sales	1,508	(1,059)
Foreign exchange contracts	26	(15)	Operating expenses	50	(57)

The Company expects to reclassify net losses totaling $3.4 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three and nine months ended October 1, 2021 and October 2, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Fair value measurement at beginning of period	$2,281	$5,887	$3,900	$4,200
Amount recorded for acquisitions	—	—	—	2,700
Fair value measurement adjustment	—	—	—	(500)
Payments(1)	—	(500)	(1,621)	(1,000)
Foreign currency translation	1	14	3	1
Fair value measurement at end of period	$2,282	$5,401	$2,282	$5,401
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
On February 19, 2020, the Company acquired certain assets and liabilities of InoMec. See Note 2 “Business Acquisition” for additional information about the InoMec acquisition. On October 7, 2019, the Company acquired certain assets and liabilities of USB, a privately-held developer and manufacturer of complex braided biomedical structures for disposable and implantable medical devices. The contingent consideration at October 1, 2021 is the estimated fair value of the Company’s obligations, under the asset purchase agreements for InoMec and USB, to make additional payments if certain revenue goals are met.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
As of October 1, 2021, the current portion of contingent consideration liabilities is $1.0 million and included in Accrued expenses and other current liabilities, and the non-current portion is $1.3 million and included in Other long-term liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2020, the current portion of contingent consideration liabilities was $1.7 million and included in Accrued expenses and other current liabilities, and the non-current portion was $2.2 million and included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.
The following table provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration:

	October 1, 2021
Contingency Type	Maximum Payout (undiscounted)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue-based payments	$6,750	$2,282	Monte Carlo	Revenue volatility	35.0%
				Discount rate	4.0%
				Projected year(s) of payment	2022-2024

	December 31, 2020
Contingency Type	Maximum Payout (undiscounted)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue-based payments	$9,000	$3,900	Monte Carlo	Revenue volatility	35.0%
				Discount rate	4.0%
				Projected year(s) of payment	2021-2024
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
Equity investments comprise the following (in thousands):

	October 1, 2021	December 31, 2020
Equity method investment	$17,627	$21,470
Non-marketable equity securities	5,723	5,723
Total equity investments	$23,350	$27,193

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The components of (Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Equity method investment (gain) loss	$(152)	$(2,234)	$1,867	$(3,954)
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of October 1, 2021, the Company owned 6.6% of this fund.
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
The following table presents sales by product line (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Segment sales by product line:
Medical
Cardio & Vascular	$160,858	$124,596	$462,632	$432,885
Cardiac & Neuromodulation	106,543	72,909	334,700	252,404
Advanced Surgical, Orthopedics & Portable Medical	28,720	30,179	83,380	92,041
Total Medical	296,121	227,684	880,712	777,330
Non-Medical	9,453	8,258	27,352	27,153
Total sales	$305,574	$235,942	$908,064	$804,483
The following table presents income for the Company’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Segment income:
Medical	$52,347	$28,777	$164,311	$120,903
Non-Medical	2,016	1,214	5,374	4,894
Total segment income	54,363	29,991	169,685	125,797
Unallocated operating income (expenses)(a)	(21,273)	9,767	(62,637)	(32,778)
Operating income	33,090	39,758	107,048	93,019
Unallocated expenses, net	(9,911)	(8,358)	(28,113)	(24,815)
Income before taxes	$23,179	$31,400	$78,935	$68,204
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
Revenue recognized from products and services transferred to customers over time represented 33% and 34%, respectively, of total revenue for the three and nine months ended October 1, 2021, compared to 30% and 29%, respectively, for the three and nine months ended October 2, 2020. All revenue recognized from products and services transferred to customers over time during the periods presented was within the Medical segment.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended
	October 1, 2021		October 2, 2020
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	17%	*	16%	*
Customer B	17%	*	17%	*
Customer C	14%	*	17%	*
Customer D	*	38%	*	25%
Customer F	*	*	*	11%
All other customers	52%	62%	50%	64%

	Nine Months Ended
	October 1, 2021		October 2, 2020
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	20%	*	20%	*
Customer B	17%	*	16%	*
Customer C	14%	*	15%	*
Customer D	*	34%	*	22%
Customer E	*	*	*	11%
All other customers	49%	66%	49%	67%
__________
* Less than 10% of segment’s total revenues for the period.

The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped.

	Three Months Ended
	October 1, 2021		October 2, 2020
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	56%	68%	58%	66%
South Korea	*	*	*	11%
All other countries	44%	32%	42%	23%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)    REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

	Nine Months Ended
	October 1, 2021		October 2, 2020
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	54%	69%	56%	54%
Canada	*	*	*	11%
United Kingdom	*	*	*	10%
All other countries	46%	31%	44%	25%
__________
* Less than 10% of segment’s total revenues for the period.
Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	October 1, 2021	December 31, 2020
Contract assets	$59,440	$40,218
Contract liabilities	2,865	2,498
Contract assets at October 1, 2021, increased $19.2 million from December 31, 2020, primarily due to a contract modification to add existing products and extend the contractual term. During the three and nine months ended October 1, 2021, the Company recognized $0.3 million and $1.4 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2020. During the three and nine months ended October 2, 2020, the Company recognized $0.2 million and $1.3 million respectively, of revenue that was included in the contract liability balance as of December 31, 2019.
(16.)    SUBSEQUENT EVENT
On October 27, 2021, the Company entered into a definitive securities purchase agreement to acquire Oscor, Inc., Oscor Caribe, LLC and Oscor Europe GmbH (collectively, “Oscor”) for a cash purchase price of $220.0 million. The Company will fund the purchase price with debt. Oscor is a privately held company with operations in Florida, the Dominican Republic and Germany that designs, develops, manufactures and markets a variety of highly specialized implantable cardiac pacing leads, venous access systems and diagnostic catheters, and will become part of the Company’s Medical segment. Upon closing, the acquisition will broaden the Company’s product portfolio, expand its R&D capabilities, and add low-cost manufacturing capacity. The Company anticipates the acquisition will be completed during the fourth quarter of 2021, subject to the satisfaction of certain customary closing conditions.

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
Forward-Looking Statements
Some of the statements contained in this report and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations, and these statements are subject to known and unknown risks, uncertainties and assumptions. Forward-looking statements include statements relating to:
•recovery from the COVID-19 global pandemic;
•future development and expected growth of our business and industry, including expansion of our manufacturing capacity;
•our ability to execute our business model and our business strategy, including completion and integration of current or future acquisition targets;
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
•our complex international tax profile;
•our ability to realize the full value of our intangible assets;
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
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
The third quarter and first nine months of 2021 ended on October 1 and consisted of 91 days and 274 days, respectively. The third quarter and first nine months of 2020 ended on October 2 and consisted of 91 days and 276 days, respectively.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Overview
Net income for the third quarter and first nine months of 2021 was $22.1 million, or $0.66 per diluted share, and $73.0 million, or $2.20 per diluted share, respectively, compared to $30.3 million, or $0.92 per diluted share, and $61.8 million, or $1.87 per diluted share for the third quarter and first nine months of 2020, respectively. These variances are primarily the result of the following:
•Sales for the third quarter and first nine months of 2021 increased $69.6 million and $103.6 million, respectively, when compared to the same periods in 2020. During the third quarter of 2021 we continued to see the demand for many of our products recover from the impacts of the COVID-19 pandemic.
•Gross profit for the third quarter and first nine months of 2021 increased $23.9 million and $42.6 million, respectively, primarily from higher sales volume and production efficiencies.
•Operating expenses for the third quarter and first nine months of 2021 increased $30.6 million and $28.6 million, respectively, when compared to the same periods in 2020, primarily because of a $28.2 million gain recognized in connection with a patent litigation judgment offsetting third quarter of 2020 Selling, general and administrative expenses. See “Patent Litigation” below for additional information.
•Interest expense for the third quarter of 2021 increased $0.7 million compared to the same period in 2020, primarily due to higher losses from extinguishment of debt, partially offset by lower outstanding debt balances. Interest expense for the first nine months of 2021 decreased $2.9 million compared to the same period in 2020, primarily due to lower outstanding debt balances, partially offset by higher losses from extinguishment of debt.
•During the third quarter and first nine months of 2021, we recognized a gain on equity investments of $0.2 million and a net loss of $1.9 million, respectively, compared to a gain of $2.2 million and net gains of $4.0 million, respectively, for the third quarter and first nine months of 2020. Gains and losses on equity investments are generally unpredictable in nature.
•Other (income) loss, net for the third quarter and first nine months of 2021 were losses of approximately $0.1 million, compared to a loss of $1.2 million and income of $0.2 million, respectively, for the third quarter and first nine months of 2020, primarily due to fluctuations in foreign currency gains and losses in the respective periods.
•We recorded provisions for income taxes for the third quarter and first nine months of 2021 of $1.1 million and $5.9 million, respectively, compared with provisions for income taxes of $1.1 million and $6.4 million, respectively, for the third quarter and first nine months of 2020. The changes in income tax were primarily due to relative changes in pre-tax income and the impact of discrete tax items.
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

	Three Months Ended
	October 1,	October 2,	Change
	2021	2020	$	%
Medical Sales:
Cardio & Vascular	160,858	$124,596	$36,262	29.1%
Cardiac & Neuromodulation	106,543	72,909	33,634	46.1%
Advanced Surgical, Orthopedics & Portable Medical	28,720	30,179	(1,459)	(4.8)%
Total Medical Sales	296,121	227,684	68,437	30.1%
Non-Medical	9,453	8,258	1,195	14.5%
Total sales	305,574	235,942	69,632	29.5%
Cost of sales	223,702	178,009	45,693	25.7%
Gross profit	81,872	57,933	23,939	41.3%
Gross profit as a % of sales	26.8%	24.6%
Operating expenses:
Selling, general and administrative (“SG&A”)(a)	34,269	3,609	30,660	NM
SG&A as a % of sales	11.2%	1.5%
Research, development and engineering (“RD&E”)	12,050	11,892	158	1.3%
RD&E as a % of sales	3.9%	5.0%
Other operating expenses	2,463	2,674	(211)	(7.9)%
Total operating expenses	48,782	18,175	30,607	168.4%
Operating income	33,090	39,758	(6,668)	(16.8)%
Operating income as a % of sales	10.8%	16.9%
Interest expense	10,053	9,368	685	7.3%
Gain on equity investments	(152)	(2,234)	2,082	(93.2)%
Other loss, net	10	1,224	(1,214)	(99.2)%
Income before taxes	23,179	31,400	(8,221)	(26.2)%
Provision for income taxes	1,113	1,058	55	5.2%
Effective tax rate	4.8%	3.4%
Net income	$22,066	$30,342	$(8,276)	(27.3)%
Net income as a % of sales	7.2%	12.9%
Diluted earnings per share	$0.66	$0.92	$(0.26)	(28.3)%
__________
(a)Selling, general and administrative expenses for the third quarter of 2020 includes a gain of $28.2 million recognized in connection with a patent litigation judgment. See “Patent Litigation” in the Financial Overview section for additional information.
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine Months Ended
	October 1,	October 2,	Change
	2021	2020	$	%
Medical Sales:
Cardio & Vascular	$462,632	$432,885	$29,747	6.9%
Cardiac & Neuromodulation	334,700	252,404	82,296	32.6%
Advanced Surgical, Orthopedics & Portable Medical	83,380	92,041	(8,661)	(9.4)%
Total Medical Sales	880,712	777,330	103,382	13.3%
Non-Medical	27,352	27,153	199	0.7%
Total Sales	908,064	804,483	103,581	12.9%
Cost of sales	652,960	591,985	60,975	10.3%
Gross profit	255,104	212,498	42,606	20.1%
Gross profit as a % of sales	28.1%	26.4%
Operating expenses:
SG&A(a)	105,150	73,969	31,181	42.2%
SG&A as a % of sales	11.6%	9.2%
RD&E	39,249	37,879	1,370	3.6%
RD&E, Net as a % of sales	4.3%	4.7%
Other operating expenses	3,657	7,631	(3,974)	(52.1)%
Total operating expenses	148,056	119,479	28,577	23.9%
Operating income	107,048	93,019	14,029	15.1%
Operating margin	11.8%	11.6%
Interest expense	26,117	29,002	(2,885)	(9.9)%
(Gain) loss on equity investments, net	1,867	(3,954)	5,821	(147.2)%
Other (income) loss, net	129	(233)	362	(155.4)%
Income before taxes	78,935	68,204	10,731	15.7%
Provision for income taxes	5,916	6,373	(457)	(7.2)%
Effective tax rate	7.5%	9.3%
Net income	$73,019	$61,831	$11,188	18.1%
Net income as a % of sales	8.0%	7.7%
Diluted earnings per share	$2.20	$1.87	$0.33	17.6%
__________
(a)Selling, general and administrative expenses for the nine months ended October 2, 2020 includes a gain of $28.2 million recognized in connection with a patent litigation judgment. See “Patent Litigation” in the Financial Overview section for additional information.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Line Sales
For the third quarter and first nine months of 2021, Cardio & Vascular sales increased $36.3 million, or 29%, and $29.7 million, or 7%, respectively, versus the comparable 2020 periods. Cardio & Vascular sales for the third quarter and first nine months of 2021 reflect the continued recovery from the negative impact of COVID-19, with strong increases across all Cardio & Vascular markets driven by market demand, particularly in the peripheral vascular and electrophysiology markets. During the third quarter and first nine months of 2021, price changes increased Cardio & Vascular sales by $0.3 million and lowered sales by $0.6 million, respectively, in comparison to the 2020 periods. Foreign currency exchange rate fluctuations increased Cardio & Vascular sales for the third quarter and first nine months of 2021 by $0.1 million and $2.1 million, respectively, in comparison to the 2020 periods, primarily due to U.S. dollar fluctuations relative to the Euro.
For the third quarter and first nine months of 2021, Cardiac & Neuromodulation sales increased $33.6 million, or 46%, and $82.3 million or 33%, respectively, versus the comparable 2020 periods. Cardiac & Neuromodulation sales for the third quarter and first nine months of 2021 reflect the continued recovery from the negative impact of COVID-19. Sales in the cardiac rhythm management market and neuromodulation market saw double-digit increases when comparing the three and nine month periods of 2021 to the same periods last year. During the third quarter and first nine months of 2021, price reductions lowered Cardiac & Neuromodulation sales by $3.0 million and $8.5 million, respectively, in comparison to the 2020 periods. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during the third quarter and first nine months of 2021 in comparison to 2020.
In addition to Portable Medical sales, Advanced Surgical, Orthopedic & Portable Medical includes sales to the acquirer of our former AS&O Product Line, under supply agreements entered into as part of the divestiture. For the third quarter and first nine months of 2021, Advanced Surgical, Orthopedic & Portable Medical sales decreased $1.5 million, or 5%, and $8.7 million or 9%, respectively, versus the comparable 2020 periods as Portable Medical ventilator and patient monitoring components sales declined. During the third quarter and first nine months of 2021, price reductions lowered Advanced Surgical, Orthopedic & Portable Medical sales by $0.5 million and $0.4 million, respectively, in comparison to the 2020 periods. Foreign currency exchange rate fluctuations did not have a material impact on Advanced Surgical, Orthopedic & Portable Medical sales during the third quarter and first nine months of 2021 in comparison to the 2020 periods.
For the third quarter and first nine months of 2021, Non-Medical sales increased $1.2 million, or 14%, and $0.2 million or 1%, respectively, versus the comparable 2020 periods. The sales increases were driven by the recovery of the energy market, which offset the negative impact of COVID-19 that continued into the beginning of 2021. Price reductions and foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the third quarter and first nine months of 2021 in comparison to the 2020 periods.
Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

	Change From Prior Year
	Three Months	Nine Months
Price(a)	(0.7)%	(0.7)%
Mix(b)	0.9	0.9
Production efficiencies and volume(c)	2.0	1.4
Customer Bankruptcy(d)	—	0.1
Total percentage point change to gross profit as a percentage of sales	2.2%	1.7%
__________
(a)Our Gross Margin for the third quarter and first nine months of 2021 was negatively impacted by price reductions given to our larger OEM customers in return for long-term volume commitments.
(b)Amounts represent the impact to our Gross Margin attributable to changes in the mix of product sales during the periods.
(c)Our Gross Margin for the third quarter and first nine months of 2021 was positively impacted by higher sales volume and production efficiencies, mainly due to our Manufacturing Excellence imperative.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Nine Months
Professional fees(a)	$721	$(1,074)
Compensation and benefits(b)	1,844	4,961
Travel and entertainment(c)	147	(855)
Patent litigation gain(d)	28,167	28,167
All other SG&A(e)	(219)	(18)
Net increase in SG&A expenses	$30,660	$31,181
__________
(a)Professional fees increased during the third quarter and decreased during the first nine months of 2021 compared to the prior year periods, primarily due to the timing of legal costs.
(b)Compensation and benefits increased during the third quarter and first nine months of 2021 compared to the prior year periods, primarily due to higher incentive compensation expense.
(c)The increase in travel and entertainment expense during the third quarter of 2021 compared to the prior year period was a result of the resumption of limited travel during the the third quarter of 2021 as compared to a period of little to no travel during the the third quarter of 2020. Travel and entertainment expense decreased during the first nine months of 2021 compared to the prior year as a result of company travel being limited for the last 15 months due to COVID-19 travel restrictions.
(d)We recognized a net gain of $28.2 million during the third quarter of 2020 related to a patent litigation judgment. See “Patent Litigation” in the Financial Overview section for additional information.
(e)The net decrease in all other SG&A for the third quarter and first nine months of 2021 compared to the same periods of 2020 is primarily attributable to lower deprecation expense.
RD&E
RD&E expense for the third quarter and first nine months of 2021 were $12.1 million and $39.2 million, respectively, compared to $11.9 million and $37.9 million, respectively, for the third quarter and first nine months of 2020. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Other Operating Expenses
Other operating expenses (“OOE”) comprise the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Operational excellence(a)	$1,727	$858	$2,572	$2,275
Strategic reorganization and alignment(b)	—	—	—	686
Manufacturing alignment to support growth(c)	—	36	—	224
Acquisition and integration expenses(d)	182	107	292	510
Other general expenses(e)	554	1,673	793	3,936
Total other operating expenses	$2,463	$2,674	$3,657	$7,631
__________
(a)These projects focus on changing our organizational structure to match product line growth strategies and customer needs, transitioning our manufacturing process into a competitive advantage and standardizing and optimizing our business processes. Expenses for the third quarter and first nine months of 2021 and 2020 primarily consist of termination benefits.
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
(d)Amounts include expenses related to the purchase of certain assets and liabilities from business acquisitions. The 2020 amounts also includes a $0.5 million adjustment to reduce the fair value of acquisition-related contingent consideration liabilities. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information related to the fair value measurement of the contingent consideration.
(e)Amounts include expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies. The 2020 amounts primarily include severance, information technology systems conversion expenses, expenses incurred in connection with the Customer Bankruptcy, and expenses related to the restructuring of certain legal entities of the Company.
Refer to Note 8 “Other Operating Expenses” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.
Interest Expense, Net
Interest expense consists primarily of cash interest and debt related charges, such as amortization of debt issuance costs and original issue discount. Interest expense for the third quarter of 2021 increased $0.7 million compared to the same period in 2020, primarily due to higher losses from extinguishment of debt, partially offset by lower outstanding debt balances. Interest expense for the first nine months of 2021 decreased $2.9 million compared to the same period in 2020, primarily due to lower outstanding debt balances, partially offset by higher losses from extinguishment of debt. During the second quarter of 2020 we borrowed an additional $160 million of our Revolving Credit Facility to protect against a prolonged pandemic coupled with the risk of financial market illiquidity. The additional borrowing on the Revolving Credit Facility was repaid during the third and fourth quarters of 2020. The weighted average interest rates on outstanding borrowings for the three months and nine months ended October 1, 2021 were 3.58% and 3.75%, respectively, compared to 3.60% and 3.83%, respectively, for the comparable periods in 2020.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Debt related charges included in interest expense were $4.1 million and $6.5 million, respectively, during the third quarter and first nine months of 2021 compared to $1.1 million and $3.1 million, respectively, during the same periods in 2020. The increases in debt related charges are primarily attributable to accelerated write-offs of deferred issuance costs and unamortized discount (losses from extinguishment of debt) related to prepayments of portions of our Term Loan B facility made during the first nine months of 2021 and a write off of $3.3 million of deferred issuance costs and unamortized discount in connection with the refinancing of our credit facilities in September 2021. We had $3.3 million and $3.8 million, respectively, of losses from extinguishment of debt during the third quarter and first nine months of 2021 compared to no losses in the third quarter and first nine months of 2020. See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
As of October 1, 2021, approximately 24% of our principal amount of debt has been converted to fixed-rate borrowings with interest rate swaps, in comparison to approximately 27% as of December 31, 2020.  We enter into interest rate swap agreements in order to reduce our exposure to fluctuations in the LIBOR rate. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our interest rate swap agreements.
(Gain) Loss on Equity Investments
During the third quarter and first nine months of 2021, we recognized a gain on equity investments of $0.2 million and a net loss of $1.9 million, respectively. During the third quarter and first nine months of 2020, we recognized a gain of $2.2 million and net gains of $4.0 million, respectively. Gains and losses on equity investments are generally unpredictable in nature. The amounts for both 2021 and 2020 relate to our share of equity method investee gains/losses including unrealized appreciation and depreciation of the underlying interests of the investee. As of October 1, 2021 and December 31, 2020, the carrying value of our equity investments was $23.4 million and $27.2 million, respectively. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other (Income) Loss, Net
Other (income) loss, net for the third quarter and first nine months of 2021 were losses of approximately $0.1 million, compared to a loss of $1.2 million and income of $0.2 million, respectively, for the third quarter and first nine months of 2020. Other (income) loss, net primarily includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits, or Israeli shekel.
The impact of exchange rates on transactions denominated in foreign currencies included in Other income, net for the third quarter and first nine months of 2021 were net losses of approximately $0.1 million, compared to net losses of $1.2 million and net gains of $0.3 million for the third quarter and first nine months of 2020, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Provision for Income Taxes
We recognized income tax expense of $1.1 million for the third quarter of 2021 on $23.2 million of income before taxes (effective tax rate of 4.8%), compared to an income tax expense of $1.1 million on $31.4 million of income before taxes (effective tax rate of 3.4%) for the same period of 2020. The income tax expense for the first nine months of 2021 was $5.9 million on $78.9 million of income before taxes (effective tax rate of 7.5%), compared to $6.4 million on income before taxes of $68.2 million (effective tax rate of 9.3%) for the same period of 2020. Income tax expense for the third quarter and first nine months of 2021 included $1.6 million and $6.1 million, respectively, of discrete tax benefits. Approximately $3.5 million of the discrete tax benefits recognized for first nine months of 2021 relate to the reversal of unrecognized tax benefits resulting from the effective settlement of tax audits during the second quarter of 2021.
There is a potential for volatility in our effective tax rate due to several factors including changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, and settlements with taxing authorities and foreign currency fluctuations. We continue to closely monitor developments related to proposed changes in tax laws and tax rates, including current proposals for U.S. Tax Reform and a proposed 15% Minimum Global Tax Rate recently announced by the Organization for Economic Cooperation and Development (OECD). We currently have various tax planning initiatives in place and continuously evaluate planning strategies aimed at reducing our effective tax rate over the long term. This includes strategies to realize deferred tax assets that would otherwise expire unutilized.
Our effective tax rates for 2021 differ from the U.S. federal statutory tax rate of 21% due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the availability of tax credits, and the recognition of discrete tax benefits. The discrete tax benefits recognized for 2021 relate predominately to the reversal of unrecognized tax benefits resulting from the effective settlement of tax audits during the second quarter of 2021. The remainder of the discrete tax benefits relate predominately to excess tax benefits recognized upon vesting of RSUs or exercise of stock options during those quarters and favorable return to provision adjustments related to the 2020 tax year.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Liquidity and Capital Resources

(dollars in thousands)	October 1, 2021	December 31, 2020
Cash and cash equivalents	$25,472	$49,206
Working capital	$286,157	$256,746
Current ratio	2.83	2.64
Cash and cash equivalents at October 1, 2021 decreased by $23.7 million from December 31, 2020, primarily as a result of net debt payments totaling $102.4 million, net purchases of property, plant and equipment of $29.6 million, mostly offset by cash generated by operating activities of $117.4 million.
Working capital increased by $29.4 million from December 31, 2020, primarily from positive working capital fluctuations associated with accounts receivable, contract assets and current long-term debt aggregating to $57.8 million, which were partially offset by fluctuations in cash and cash equivalents and accounts payable aggregating to $40.6 million. During the first nine months of 2021, accounts receivable increased mainly from higher sequential sales, and contract assets increased mainly due to a contract modification to add existing products and extend the contractual term, while current long-term debt decreased due to the refinancing of our term loan facilities during the third quarter of 2021. Cash and cash equivalents decreased primarily from net debt payments in the first nine months of 2021, while accounts payable increased mainly from the timing of supplier payments and higher sequential inventory purchases.
At October 1, 2021, $17.0 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
Summary of Cash Flow

	Nine Months Ended
(in thousands)	October 1, 2021	October 2, 2020
Cash provided by (used in):
Operating activities	$117,410	$110,239
Investing activities	(29,630)	(44,932)
Financing activities	(112,067)	21,698
Effect of foreign currency exchange rates on cash and cash equivalents	553	(597)
Net change in cash and cash equivalents	$(23,734)	$86,408
Operating Activities – During the first nine months of 2021, we generated cash from operations of $117.4 million, compared to $110.2 million for the first nine months of 2020. The increase of $7.2 million was due to an increase of $28.2 million in net income adjusted for non-cash items such as depreciation and amortization, partially offset by a decrease of $21.0 million in cash flow provided by changes in operating assets and liabilities.
The increase in net income adjusted for non-cash items such as depreciation and amortization is primarily from higher gross profit from sales growth and margin expansion in the current period. The decrease in cash flow provided by changes in operating assets and liabilities is primarily the result of fluctuations in accounts receivable and accounts payable caused by declining sales in the prior year versus sales growth in the current period. This dynamic caused a significant prior year benefit to operating cash flow from the collection of accounts receivable in a period of declining sales, which resulted from the COVID-19 pandemic.
Investing Activities – The $15.3 million decrease in net cash used in investing activities was primarily attributable to decreased purchases of property, plant and equipment of $5.5 million, intangible assets of $4.6 million, and $5.2 million of cash paid for the acquisition of certain assets and liabilities from InoMec Ltd. in the first quarter of 2020.
Financing Activities – Net cash used in financing activities for the first nine months of 2021, was $112.1 million compared to $21.7 million provided by financing activities for the first nine months of 2020. Financing activities during the first nine months of 2021 primarily included debt payments of $102.4 million, compared to net borrowings of $21.9 million for the comparable 2020 period.

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
Capital Structure – As of October 1, 2021, our capital structure consists of $631 million of debt, net of deferred debt issuance costs and unamortized discounts, outstanding under our Senior Secured Credit Facilities and 33 million shares of common stock outstanding. As of October 1, 2021, we have access to $357.0 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit, and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of October 1, 2021, our contractual debt service obligations for the remainder of 2021, consisting of principal and interest on our outstanding debt, are estimated to be $9.2 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
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
Credit Facilities - On September 2, 2021, we refinanced our existing debt by entering into a new credit agreement. See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for details regarding our debt refinancing during the quarter ended October 1, 2021.
As of October 1, 2021, we had Senior Secured Credit Facilities that consist of (i) a $400 million revolving credit facility (the “Revolving Credit Facility”), which had available borrowing capacity of $357.0 million, (ii) a term loan A facility (the “TLA Facility”) with outstanding principal balance of $250 million, and (iii) a term loan B facility (the “TLB Facility”) with outstanding principal balance of $350 million. The Revolving Credit Facility and TLA Facility mature on September 2, 2026. The TLB Facility matures on September 2, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a total net leverage ratio not to exceed 5.50:1.00 (stepping down to 5.00:1.00 for the third fiscal quarter of 2023 through maturity and subject to increase in certain circumstances following certain qualified acquisitions) and (ii) an interest coverage ratio of at least 2.50:1.00. As of October 1, 2021, we were in compliance with these financial covenants. The TLB Facility does not contain any financial maintenance covenants. As of October 1, 2021, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.1 to 1.0. For the twelve month period ended October 1, 2021, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 10.7 to 1.0.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Contractual Obligations
There have been no significant changes to our contractual obligations during the quarter ended October 1, 2021 as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of October 1, 2021. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of October 1, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended October 1, 2021, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

Dated:	October 28, 2021	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jason K. Garland
Jason K. Garland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)