Form 10-Q
period 2022-04-01
Integer Holdings Corp
filed 2022-04-28
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of April 22, 2022 was: 33,102,550 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended April 1, 2022

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	April 1, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$25,668	$17,885
Accounts receivable, net of provision for credit losses of $0.1 million and $0.1 million, respectively	198,041	182,310
Inventories	173,313	155,699
Refundable income taxes	3,682	4,735
Contract assets	66,343	64,743
Prepaid expenses and other current assets	27,743	27,610
Total current assets	494,790	452,982
Property, plant and equipment, net	273,866	277,099
Goodwill	923,594	924,704
Other intangible assets, net	792,395	807,810
Deferred income taxes	5,702	5,711
Operating lease assets	75,521	70,053
Other long-term assets	42,174	43,856
Total assets	$2,608,042	$2,582,215
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,250	$15,250
Accounts payable	90,018	76,859
Income taxes payable	1,350	725
Operating lease liabilities	10,700	9,862
Accrued expenses and other current liabilities	55,764	56,933
Total current liabilities	173,082	159,629
Long-term debt	814,382	812,876
Deferred income taxes	170,908	171,505
Operating lease liabilities	64,262	59,767
Other long-term liabilities	21,058	23,741
Total liabilities	1,243,692	1,227,518
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,102,167 and 33,063,336 shares issued and outstanding, respectively	33	33
Additional paid-in capital	716,589	713,150
Retained earnings	625,691	614,324
Accumulated other comprehensive income	22,037	27,190
Total stockholders’ equity	1,364,350	1,354,697
Total liabilities and stockholders’ equity	$2,608,042	$2,582,215
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands except per share data)	April 1, 2022	April 2, 2021
Sales	$310,912	$290,467
Cost of sales	229,437	205,981
Gross profit	81,475	84,486
Operating expenses:
Selling, general and administrative	39,560	35,502
Research, development and engineering	16,083	13,461
Restructuring and other charges	3,335	915
Total operating expenses	58,978	49,878
Operating income	22,497	34,608
Interest expense	5,968	8,532
Loss on equity investments	2,404	1,335
Other (income) loss, net	177	(237)
Income before taxes	13,948	24,978
Provision for income taxes	2,581	3,458
Net income	$11,367	$21,520

Earnings per share:
Basic	$0.34	$0.65
Diluted	$0.34	$0.65

Weighted average shares outstanding:
Basic	33,091	32,957
Diluted	33,302	33,188

Comprehensive Income
Net income	$11,367	$21,520
Other comprehensive loss:
Foreign currency translation loss	(7,887)	(16,364)
Change in fair value of cash flow hedges, net of tax	2,734	(706)
Other comprehensive loss, net of tax	(5,153)	(17,070)
Comprehensive income, net of tax	$6,214	$4,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	April 1, 2022	April 2, 2021
Cash flows from operating activities:
Net income	$11,367	$21,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,542	20,294
Debt related charges included in interest expense	481	1,372
Inventory step-up amortization	798	—
Stock-based compensation	4,995	4,704
Non-cash lease expense	2,539	2,004
Non-cash loss on equity investments	2,404	1,335
Other non-cash losses	1,328	45
Deferred income taxes	(709)	(242)
Changes in operating assets and liabilities:
Accounts receivable	(15,998)	(9,373)
Inventories	(20,153)	(5,157)
Prepaid expenses and other assets	(458)	(189)
Contract assets	(1,754)	(4,677)
Accounts payable	14,997	11,434
Accrued expenses and other liabilities	(5,851)	(7,887)
Income taxes	1,633	1,246
Net cash provided by operating activities	18,161	36,429
Cash flows from investing activities:
Acquisition of property, plant and equipment	(10,863)	(7,660)
Proceeds from sale of property, plant and equipment	465	15
Net cash used in investing activities	(10,398)	(7,645)
Cash flows from financing activities:
Principal payments of term loans	(3,813)	(45,375)
Proceeds from revolving credit facility	15,000	—
Payments of revolving credit facility	(10,000)	—
Proceeds from the exercise of stock options	—	116
Payment of debt issuance costs	—	(72)
Tax withholdings related to net share settlements of restricted stock unit awards	(1,556)	(2,601)
Contingent consideration payments	(493)	(1,621)
Principal payments on finance leases	(166)	(9)
Net cash used in financing activities	(1,028)	(49,562)
Effect of foreign currency exchange rates on cash and cash equivalents	1,048	(26)
Net increase (decrease) in cash and cash equivalents	7,783	(20,804)
Cash and cash equivalents, beginning of period	17,885	49,206
Cash and cash equivalents, end of period	$25,668	$28,402
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
(in thousands)	April 1, 2022	April 2, 2021
Total stockholders’ equity, beginning balance	$1,354,697	$1,271,055

Common stock and additional paid-in capital
Balance, beginning of period	713,183	700,847
Stock awards exercised or vested	(1,556)	(2,485)
Stock-based compensation	4,995	4,704
Balance, end of period	716,622	703,066
Retained earnings
Balance, beginning of period	614,324	517,516
Net income	11,367	21,520
Balance, end of period	625,691	539,036
Accumulated other comprehensive income
Balance, beginning of period	27,190	52,692
Other comprehensive loss	(5,153)	(17,070)
Balance, end of period	22,037	35,622

Total stockholders’ equity, ending balance	$1,364,350	$1,277,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1.)    BASIS OF PRESENTATION
Integer Holdings Corporation (together with its consolidated subsidiaries, “Integer” or the “Company”) is a publicly-traded corporation listed on the New York Stock Exchange under the symbol “ITGR.” Integer is a medical device outsource manufacturer serving the cardiac, neuromodulation, vascular, orthopedics, advanced surgical and portable medical markets. The Company provides innovative, high-quality medical technologies that enhance the lives of patients worldwide. In addition, it develops batteries for high-end niche applications in the energy, military, and environmental markets.
The accompanying condensed consolidated financial statements are presented in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Company’s Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. The results for interim periods are not necessarily indicative of results or trends that may be expected for the fiscal year as a whole. The condensed consolidated financial statements were prepared using U.S. GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, certain components of equity, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates.
The first quarters of 2022 and 2021 ended on April 1 and April 2, respectively, and consisted of 91 days and 92 days, respectively.
Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation. Refer to Note 14, “Segment Information,” for a description of the changes made to the Company’s prior period product line sales classification to reflect the current year presentation. Refer to Note 5, “Goodwill and Other Intangibles, Net,” for a description of the changes made to the Company’s prior period definite-lived asset classification to reflect the current year presentation.
Risks and Uncertainties
Beginning in early March 2020, the global spread of the novel coronavirus (“COVID-19”) created significant uncertainty and worldwide economic disruption. Specific impacts to the Company’s business included and continue to include labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, restrictions on associates’ ability to travel or work, and delays in shipments to and from certain countries. The Company is uncertain of the future impact of the ongoing COVID-19 pandemic or recovery of prior deterioration in economic conditions to its sales channels, supply chain, manufacturing, and distribution. Additionally, the current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy. While the Company does not have operations in Russia or Ukraine and does not have significant direct exposure to customers and vendors in those countries, it is unable to predict the impact that these actions will have on the global economy or on the Company’s financial condition, results of operations, and cash flows as of the date of these financial statements.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The Company evaluated all recent accounting pronouncements issued, including those that are currently effective, and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company. There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, that are of significance, or potential significance, to the Company.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(2.)    BUSINESS ACQUISITIONS
2021 Acquisition
On December 1, 2021, the Company acquired 100% of the equity interests of Oscor Inc., Oscor Caribe, LLC and Oscor Europe GmbH (collectively “Oscor”), privately-held companies with operations in Florida, the Dominican Republic and Germany that design, develop, manufacture and market a comprehensive portfolio of highly specialized medical devices, venous access systems and diagnostic catheters and implantable devices for a cash purchase price of $220.4 million, of which $2.6 million is net cash acquired subject to payment in connection with working capital and other closing adjustments. Serving the Company’s current markets, Oscor broadens the Company’s product portfolio, expands its research and development capabilities, and adds low-cost manufacturing capacity. The Company used proceeds from its Senior Secured Credit Facilities to fund the acquisition. Oscor is included in the Company’s Medical segment. The goodwill is primarily associated with future customer relationships and an acquired assembled work force.
The Company has provisionally estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition. The determination of estimated fair value required management to make significant estimates and assumptions based on information that was available at the time the consolidated financial statements were prepared. The Company recorded the preliminary purchase price allocation in the fourth quarter of 2021. During the first quarter of 2022, the Company recorded measurement period adjustment resulting in an increase to goodwill of $2.9 million which consisted of a $1.0 million decrease in inventory and a $1.9 million increase in current liabilities. The preliminary purchase price allocation remains subject to working capital adjustments. As a result, the allocation of the provisional purchase price may change in the future.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired
Current assets (excluding inventory)	$12,148
Inventory	11,270
Property, plant and equipment	17,977
Goodwill	80,778
Intangible assets	105,300
Operating lease assets	15,142
Other noncurrent assets	695
Current liabilities	(10,824)
Operating lease liabilities	(12,044)
Fair value of net assets acquired	$220,442
Actual and Pro Forma (unaudited) disclosures
For segment reporting purposes, the results of operations and assets from the Oscor have been included in the Company’s Medical segment since the acquisition date. For the three months ended April 1, 2022, sales related to Oscor were $19.0 million. Earnings related to the operations of Oscor for the three months ended April 1, 2022 were not material.
Pro forma results of operations for the three months ended April 2, 2021, assuming the acquisition of Oscor occurred as of the beginning of fiscal year 2020, are presented in the following table (in thousands). The pro forma results include the historical results of operations of the Company and Oscor, as well as adjustments for additional amortization of the assets acquired, additional interest expense related to the financing of the transaction and other transactional adjustments. The pro forma results do not include efficiencies, cost reductions or synergies expected to result from the acquisition. These pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

Sales	$304,101
Net income	19,936

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(2.)    BUSINESS ACQUISITIONS (Continued)
Acquisition costs
During the three months ended April 1, 2022, direct costs of this acquisition of $0.4 million were expensed as incurred and included in Restructuring and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income.
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$3,688	$2,981
Supplemental lease disclosures:
Assets acquired under operating leases	7,914	7,414
(4.)    INVENTORIES
Inventories comprise the following (in thousands):

	April 1, 2022	December 31, 2021
Raw materials	$75,749	$70,956
Work-in-process	84,586	74,152
Finished goods	12,978	10,591
Total	$173,313	$155,699

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the three months ended April 1, 2022 were as follows (in thousands):

	Medical	Non- Medical	Total
December 31, 2021	$907,704	$17,000	$924,704
Acquisitions and related adjustments (Note 2)	2,891	—	2,891
Foreign currency translation	(4,001)	—	(4,001)
April 1, 2022	$906,594	$17,000	$923,594
Intangible Assets
The Company reclassified purchased tradenames with a net carrying value of $16.2 million from Purchased technology and patents as of December 31, 2021 to Amortizing tradenames and other to conform to the current period presentation. The Company made this reclassification to better align with the classification of amortization expense for similar assets. Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
April 1, 2022
Definite-lived:
Purchased technology and patents	$268,350	$(167,423)	$100,927
Customer lists	779,412	(194,174)	585,238
Amortizing tradenames and other	20,447	(4,505)	15,942
Total amortizing intangible assets	$1,068,209	$(366,102)	$702,107
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2021
Definite-lived:
Purchased technology and patents	$269,359	$(164,298)	$105,061
Customer lists	783,618	(187,412)	596,206
Amortizing tradenames and other	20,462	(4,207)	16,255
Total amortizing intangible assets	$1,073,439	$(355,917)	$717,522
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Cost of sales	$3,645	$3,268
Selling, general and administrative expenses	7,959	7,182
Total intangible asset amortization expense	$11,604	$10,450
Estimated future intangible asset amortization expense based on the carrying value as of April 1, 2022 is as follows (in thousands):

	Remainder of 2022	2023	2024	2025	2026	After 2026
Amortization Expense	$34,782	48,257	47,349	45,724	43,397	482,598

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6.)     DEBT
The Company has senior secured credit facilities (the “Senior Secured Credit Facilities”), which consist of a five-year $400 million revolving credit facility (the “Revolving Credit Facility”), a five-year “term A” loan (the “TLA Facility”) and a seven-year “term B” loan (the “TLB Facility” and, together with the TLA Facility, the “Term Loan Facilities”). The TLB Facility was issued at a 0.50% discount.
Long-term debt related to the Senior Secured Credit Facilities as of April 1, 2022 and December 31, 2021, respectively, comprises the following (in thousands):

	April 1, 2022	December 31, 2021
Senior secured term loan A	$464,125	$467,062
Senior secured term loan B	348,250	349,125
Senior secured revolving credit facility	24,300	19,300
Unamortized discount on term loan B and deferred debt issuance costs	(7,043)	(7,361)
Total debt	829,632	828,126
Current portion of long-term debt	(15,250)	(15,250)
Total long-term debt	$814,382	$812,876
Revolving Credit Facility
The Revolving Credit Facility matures on September 2, 2026 and includes a $40 million sublimit for swingline loans and standby letters of credit. As of April 1, 2022, the Company had available borrowing capacity on the Revolving Credit Facility of $370.2 million after giving effect to $24.3 million of outstanding borrowings and $5.5 million of outstanding standby letters of credit.
Interest rates on the Revolving Credit Facility are at the Company’s option, either at: (i) the applicable LIBOR (or an applicable benchmark replacement) plus the applicable margin, which will range between 1.25% and 2.25%, based on the Company’s Total Net Leverage Ratio (as defined in the Senior Secured Credit Facilities agreement), or (ii) the Base Rate (as defined below) plus the applicable margin, which will range between 0.25% and 1.25%, based on the Company’s Total Net Leverage Ratio. The Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the prime rate (as defined in the Senior Secured Credit Facilities agreement), (ii) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, and (iii) one-month LIBOR plus 1.00%. As of April 1, 2022, the interest rate on outstanding borrowings under the Revolving Credit Facility was 1.96%.
The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.15% and 0.25%, depending on the Company’s Total Net Leverage Ratio. As of April 1, 2022, the commitment fee on the unused portion of the Revolving Credit Facility was 0.15%.
Term Loan Facilities
The TLA Facility and TLB Facility mature on September 2, 2026 and September 2, 2028, respectively, and require quarterly installments. The quarterly principal installments under the TLA Facility increase over the term of the loan. The interest rate terms for the TLA Facility are the same as those outlined above for the Revolving Credit Facility. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the applicable LIBOR rate plus 2.50%, with LIBOR subject to a 0.50% floor, or (ii) the Base Rate plus 1.50%. As of April 1, 2022, the interest rates on the TLA Facility and TLB Facility were 1.96% and 3.00%, respectively.
Covenants
The Senior Secured Credit Facilities agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require that (i) the Company maintain a Total Net Leverage Ratio not to exceed 5.50:1.00 (stepping down to 5.00:1.00 for the third fiscal quarter of 2023 through maturity and subject to increase in certain circumstances following qualified acquisitions, but shall not exceed 5.50:1.00) and (ii) the Company maintain an interest coverage ratio of at least 2.50:1.00. The TLB Facility does not contain any financial maintenance covenants. As of April 1, 2022, the Company was in compliance with these financial covenants.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6.)     DEBT (Continued)
Contractual maturities under the Senior Secured Credit Facilities for the remainder of 2022 and through maturity, excluding any discounts or premiums, as of April 1, 2022 are as follows (in thousands):

	Remainder of 2022	2023	2024	2025	2026	After 2026
Future minimum principal payments	$11,438	18,187	29,938	38,750	406,737	331,625
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
Stock-based Compensation Expense
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
RSUs and PRSUs	$4,995	$4,704
Total stock-based compensation expense	$4,995	$4,704

Cost of sales	$769	$1,114
Selling, general and administrative	3,545	3,355
Research, development and engineering	325	235
Restructuring and other charges	356	—
Total stock-based compensation expense	$4,995	$4,704

Stock Options
The following table summarizes the Company’s stock option activity for the three month period ended April 1, 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2021	247,640	$38.03
No activity	—	—
Outstanding and exercisable at April 1, 2022	247,640	$38.03	3.9	$11.0

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(7.)     STOCK-BASED COMPENSATION (Continued)
Restricted Stock Units
During the three months ended April 1, 2022, the Company awarded grants of either time-based RSUs or a mix of time-based RSUs and performance-based RSUs (“PRSUs”) to certain members of its management. Most time-based RSUs granted during the three months ended April 1, 2022 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. The grant-date fair value of all time-based RSUs is equal to the closing market price of Integer common stock on the date of grant.
The following table summarizes time-vested RSU activity for the three month period ended April 1, 2022:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	248,131	$81.14
Granted	133,995	79.76
Vested	(60,814)	78.49
Forfeited	(9,613)	78.98
Nonvested at April 1, 2022	311,699	$81.13
For the Company’s PRSUs, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of market-based performance conditions. The market-based performance conditions are based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over three year performance periods, or contingent upon achieving specified stock price milestones over a five year performance period.
The following table summarizes PRSU activity for the three month period ended April 1, 2022:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	198,869	$92.07
Granted	131,393	90.84
Forfeited	(51,375)	99.62
Nonvested at April 1, 2022	278,887	$90.10
The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with market-based performance conditions. The grant-date fair value of all other PRSUs is equal to the closing market price of Integer common stock on the date of grant.
The weighted average fair value and assumptions used to value the PRSU awards granted with market-based performance conditions are as follows:

	Three Months Ended
	April 1, 2022	April 2, 2021
Weighted average fair value	$97.58	$85.16
Risk-free interest rate	1.58%	0.19%
Expected volatility	42%	41%
Expected life (in years)	3.9	3.0
Expected dividend yield	—%	—%
The valuation of the market-based PRSUs granted during 2022 and 2021 also reflects a weighted average illiquidity discount of 9.25% and 8.19%, respectively, related to the six-month period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(8.)     RESTRUCTURING AND OTHER CHARGES
The Company continuously evaluates the business and identifies opportunities to realign its resources to better serve its customers and markets, improve operational efficiency and capabilities, and lower its operating costs or improve profitability. To realize the benefits associated with these opportunities, the Company undertakes restructuring-type activities to transform its business. The Company incurs costs associated with these activities, which primarily include exit and disposal costs and other costs directly related to the restructuring initiative. The Company records exit and disposal costs (“restructuring charges”) as incurred in accordance with ASC 420, Exit or Disposal Cost Obligations, and are classified within Restructuring and other charges, while other costs directly related to the restructuring initiatives (“restructuring-related charges”) are classified within Cost of sales, Selling, general and administrative, and Research, development and engineering expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.
In addition, from time to time, the Company incurs costs associated with acquiring and integrating businesses, and certain other general expenses, including asset impairments. The Company classifies costs associated with these items within Restructuring and other charges in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Restructuring charges	$1,103	$654
Acquisition and integration costs	1,936	84
Other general expenses	296	177
Total restructuring and other charges	$3,335	$915
Restructuring programs
The following table comprises restructuring and restructuring-related charges by income statement classification for the three month period ended April 1, 2022 (in thousands):

Restructuring charges:
Restructuring and other charges	$1,103
Restructuring-related expenses(a):
Cost of sales	155
Selling, general and administrative	318
Research, development and engineering	177
Total restructuring and restructuring-related charges	$1,753
__________
(a) Restructuring-related expenses primarily include retention bonuses and manufacturing transfer charges. Restructuring related expense for the three month period ended April 2, 2021 were not material.
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
2022 OE Initiatives - Costs related to the Company’s 2022 OE initiatives are primarily recorded within the Medical segment or unallocated operating expenses and mainly include termination benefits. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2022 OE initiatives of between approximately $3 million to $5 million, the majority of which are expected to be cash expenditures. As of April 1, 2022, total restructuring and restructuring-related charges incurred since inception were $0.4 million. These actions are expected to be substantially complete by the end of 2023.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(8.)     RESTRUCTURING AND OTHER CHARGES (Continued)
2021 OE Initiatives - Costs related to the Company’s 2021 OE initiatives are primarily recorded within the Medical segment or unallocated operating expenses and mainly include termination benefits. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2021 OE initiatives of between approximately $4 million to $5 million, the majority of which are expected to be cash expenditures. As of April 1, 2022, total restructuring and restructuring-related charges incurred since inception were $3.9 million. These actions are expected to be substantially complete by the end of 2022.
Strategic reorganization and alignment
The Company’s strategic reorganization and alignment (“SRA”) initiatives primarily include those that align resources with market conditions and the Company’s strategic direction in order to enhance the profitability of its portfolio of products.
2021 SRA Initiatives - During the fourth quarter of 2021, the Company initiated plans to exit certain markets served in our Medical segment to enhance profitability and reallocate manufacturing capacity needed to support our overall growth plans. The Company estimates that it will incur a range of pre-tax charges in connection with the 2021 SRA initiatives of approximately $5 million and $8 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s 2021 SRA Initiatives are primarily recorded within the Medical segment and mainly include termination benefits. As of April 1, 2022, total restructuring and restructuring-related charges incurred since inception were $1.4 million. These actions are expected to be completed by the end of 2025.
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence initiatives	Strategic reorganization and alignment	Total
December 31, 2021	$298	$134	$432
Charges incurred, net of reversals	647	456	1,103
Cash payments	(657)	(34)	(691)
April 1, 2022	$288	$556	$844
Acquisition and integration
Acquisition and integration costs primarily consist of professional fees and other costs related to business acquisitions. During the three months ended April 1, 2022, acquisition and integration costs included $1.9 million of expenses primarily related to the acquisitions of Oscor and Aran.
Other general expenses
During the three months ended April 1, 2022 and April 2, 2021, the Company recorded expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies.

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
The Company’s effective tax rate for the first quarter of 2022 was 18.5% on $13.9 million of income before taxes compared to 13.8% on $25.0 million of income before taxes for the same period in 2021. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the first quarter of 2022 and 2021 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the Foreign Derived Intangible Income (“FDII”) deduction, the availability of tax credits, and the recognition of certain discrete tax items. The Company recorded a discrete tax expense of $0.5 million for the first quarter of 2022, compared to discrete tax benefits of $0.6 million, for the first quarter of 2021. The discrete tax amounts for both periods are predominately related to excess tax benefits recognized upon vesting of RSUs during those quarters and/or tax shortfalls recorded for the forfeiture of certain PRSUs.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of April 1, 2022, the Company had unrecognized tax benefits of approximately $5.7 million, of which approximately $5.6 million would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized. As of April 1, 2022, the Company believes the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to its consolidated financial statements.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The CARES Act provided for deferred payment of the employer portion of social security taxes through the end of 2020. As of April 1, 2022 and December 31, 2021, the Company had a remaining deferred amount of $4.8 million, which the Company expects to pay within the next twelve months. The deferred payroll taxes are included within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
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
Product Warranties
The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The product warranty liability is presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The change in product warranty liability comprised the following (in thousands):

December 31, 2021	$509
Additions to warranty reserve, net of reversals	(20)
Adjustments to pre-existing warranties	(111)
April 1, 2022	$378

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(11.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2022	April 2, 2021
Numerator for basic and diluted EPS:
Net income	$11,367	$21,520

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	33,091	32,957
Dilutive effect of share-based awards	211	231
Weighted average shares outstanding - Diluted	33,302	33,188

Basic EPS	$0.34	$0.65
Diluted EPS	$0.34	$0.65
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Time-vested RSUs	3	10
PRSUs	166	64

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(12.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the three month periods ended April 1, 2022 and April 2, 2021:

	Three Months Ended
	April 1, 2022	April 2, 2021
Shares outstanding at beginning of period	33,063,336	32,908,178
Stock options exercised	—	4,229
Vesting of RSUs, net of shares withheld to cover taxes	38,831	62,295
Shares outstanding at end of period	33,102,167	32,974,702
Accumulated Other Comprehensive Income
Accumulated other comprehensive income comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 31, 2021	$(890)	$(2,291)	$29,720	$26,539	$651	$27,190
Unrealized gain on cash flow hedges	—	2,856	—	2,856	(600)	2,256
Realized gain on foreign currency hedges	—	(162)	—	(162)	34	(128)
Realized loss on interest rate swap hedge	—	767	—	767	(161)	606
Foreign currency translation loss	—	—	(7,887)	(7,887)	—	(7,887)
April 1, 2022	$(890)	$1,170	$21,833	$22,113	$(76)	$22,037

December 31, 2020	$(1,095)	$(4,956)	$57,546	$51,495	$1,197	$52,692
Unrealized loss on cash flow hedges	—	(1,269)	—	(1,269)	266	(1,003)
Realized gain on foreign currency hedges	—	(659)	—	(659)	139	(520)
Realized loss on interest rate swap hedges	—	1,034	—	1,034	(217)	817
Foreign currency translation loss	—	—	(16,364)	(16,364)	—	(16,364)
April 2, 2021	$(1,095)	$(5,850)	$41,182	$34,237	$1,385	$35,622

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 1, 2022
Assets: Foreign currency hedging contracts	$1,887	$—	$1,887	$—
Liabilities: Foreign currency hedging contracts	330	—	330	—
Liabilities: Interest rate swap	387	—	387	—
Liabilities: Contingent consideration	1,976	—	—	1,976

December 31, 2021
Assets: Foreign currency hedging contracts	$687	$—	$687	$—
Liabilities: Interest rate swap	2,978	—	2,978	—
Liabilities: Contingent consideration	2,415	—	—	2,415
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
Information regarding the Company’s outstanding interest rate swap designated as cash flow hedges as of April 1, 2022 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$150,000	Jun 2020	Jun 2023	2.1785%	0.4470%	$(387)	Other long-term liabilities
Information regarding the Company’s outstanding interest rate swap designated as cash flow hedges as of December 31, 2021 is as follows (dollars in thousands):

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
Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of April 1, 2022 is as follows (dollars in thousands):

Notional Amount	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$16,516	Dec 2022	0.0459	MXN Peso	$1,141	Prepaid expenses and other current assets
10,231	Dec 2022	1.1368	Euro	(220)	Accrued expenses and other current liabilities
6,543	Dec 2022	0.0218	UYU Peso	746	Prepaid expenses and other current assets
10,121	Dec 2022	1.1245	Euro	(110)	Accrued expenses and other current liabilities
Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of December 31, 2021 is as follows (dollars in thousands):

Notional Amount	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$22,201	Dec 2022	0.0463	MXN Peso	$408	Prepaid expenses and other current assets
17,017	Dec 2022	1.1344	Euro	130	Prepaid expenses and other current assets
9,020	Dec 2022	0.0220	UYU Peso	149	Prepaid expenses and other current assets
The following tables present the effect of cash flow hedge derivative instruments on other comprehensive income (loss) (“OCI”), AOCI and the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended April 1, 2022 and April 2, 2021 (in thousands):

	Three Months Ended
	April 1, 2022		April 2, 2021
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$310,912	$(54)	$290,467	$8
Cost of sales	229,437	192	205,981	624
Operating expenses	58,978	24	49,878	27
Interest expense	5,968	(767)	8,532	(1,034)

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income	Three Months Ended
	April 1, 2022	April 2, 2021		April 1, 2022	April 2, 2021
Interest rate swap	$1,824	$266	Interest expense	$(767)	$(1,034)
Foreign exchange contracts	(514)	(886)	Sales	(54)	8
Foreign exchange contracts	1,269	(559)	Cost of sales	192	624
Foreign exchange contracts	277	(90)	Operating expenses	24	27

The Company expects to reclassify net losses totaling $0.9 million related to its cash flow hedges from AOCI into earnings during the next twelve months.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At April 1, 2022, the Company had one contract outstanding, with a notional amount of $8.0 million and a fair value of $0.1 million. At December 31, 2021, the Company had one contract outstanding, with a notional amount of $15.0 million and a fair value of $(0.1) million. The Company recorded a net gain on foreign currency contracts not designated as hedging instruments of $0.3 million for the three months ended April 1, 2022, which is included in Other (income) loss, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in Other (income) loss, net. The Company did not have foreign currency contracts not designated as hedging instruments outstanding during the three months ended April 2, 2021.
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 1, 2022 and April 2, 2021 (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Fair value measurement at beginning of period	$2,415	$3,900
Fair value measurement adjustment	54	—
Payments	(493)	(1,621)
Foreign currency translation	—	2
Fair value measurement at end of period	$1,976	$2,281
On February 19, 2020, the Company acquired certain assets and liabilities of InoMec Ltd. (“InoMec”), a privately-held company based in Israel that specializes in the research, development and manufacturing of medical devices, including minimally invasive tools, delivery systems, tubing and catheters, surgery tools, drug-device combination, laser combined devices, and tooling and production. On October 7, 2019, the Company acquired certain assets and liabilities of US BioDesign, LLC (“USB”), a privately-held developer and manufacturer of complex braided biomedical structures for disposable and implantable medical devices. The contingent consideration at April 1, 2022 is the estimated fair value of the Company’s obligations, under the asset purchase agreements for InoMec and USB, to make additional payments if certain revenue goals are met.
During 2022, the Company made a $0.5 million payment associated with the USB acquisition, resulting from achievement of revenue-based goals for the period from January 1, 2021 to December 31, 2021 for USB. During 2021, the Company made payments associated with the InoMec and USB acquisitions, resulting from achievement of revenue-based goals for the period from March 1, 2020 to February 28, 2021 for InoMec and January 1, 2020 to December 31, 2020 for USB.
As of April 1, 2022 and December 31, 2021, the current portion of contingent consideration liabilities included in Accrued expenses and other current liabilities was $1.3 million and $0.9 million, respectively, and the non-current portion included in Other long-term liabilities on the Condensed Consolidated Balance Sheets was $0.7 million and $1.5 million, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration:

	April 1, 2022
Contingency Type	Maximum Payout (undiscounted)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue-based payments	$5,375	$1,976	Monte Carlo	Revenue volatility	26.7%
				Discount rate	1.8%
				Projected year(s) of payment	2022-2024

	December 31, 2021
Contingency Type	Maximum Payout (undiscounted)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue-based payments	$6,750	$2,415	Monte Carlo	Revenue volatility	29.0%
				Discount rate	1.8%
				Projected year(s) of payment	2022-2024
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
Equity investments comprise the following (in thousands):

	April 1, 2022	December 31, 2021
Equity method investment	$13,788	$16,192
Non-marketable equity securities	5,637	5,637
Total equity investments	$19,425	$21,829
The components of Loss on equity investments for each period were as follows (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Equity method investment loss	$2,404	$1,335
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of April 1, 2022, the Company owned 6.8% of this fund.

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
The Company has communicated to certain customers that it is exiting certain markets it serves in the Advanced Surgical, Orthopedics & Portable Medical product line. In order to align with the planned exit of those markets and better align to its end markets and product line strategies, the Company recast its product line sales within the Medical segment to reflect the reclassification of certain products from the historical product lines to the product lines associated with those revenues that will be utilized for future revenue reporting. The Company believes the revised presentation will provide improved reporting and better transparency into the operational results of its business and markets. The Company has reclassified the prior year information in the table below to conform to the current year presentation. For the three months ended April 2, 2021, Cardio & Vascular sales of $8.0 million and Advanced Surgical, Orthopedics & Portable Medical sales of $5.3 million were reclassified to the Cardiac Rhythm Management & Neuromodulation product line.
The following table presents sales by product line (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Segment sales by product line:
Medical
Cardio & Vascular	$159,037	$141,206
Cardiac Rhythm Management & Neuromodulation	123,324	121,703
Advanced Surgical, Orthopedics & Portable Medical	19,666	20,056
Total Medical	302,027	282,965
Non-Medical	8,885	7,502
Total sales	$310,912	$290,467
The following table presents income for the Company’s reportable segments (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Segment income:
Medical	$44,148	$55,525
Non-Medical	665	2
Total segment income	44,813	55,527
Unallocated operating expenses	(22,316)	(20,919)
Operating income	22,497	34,608
Unallocated expenses, net	(8,549)	(9,630)
Income before taxes	$13,948	$24,978

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
Revenue recognized from products and services transferred to customers over time represented 31% and 29%, respectively, for the three months ended April 1, 2022 and April 2, 2021. Substantially all of the revenue recognized from products and services transferred to customers over time during the periods presented was within the Medical segment.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended
	April 1, 2022		April 2, 2021
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	18%	*	22%	*
Customer B	18%	*	13%	*
Customer C	14%	*	17%	*
Customer D	*	33%	*	26%
All other customers	50%	67%	48%	74%
__________
* Less than 10% of segment’s total revenues for the period.

The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped.

	Three Months Ended
	April 1, 2022		April 2, 2021
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	54%	63%	53%	69%
United Kingdom	*	10%	*	10%
Canada	*	*	*	11%
All other countries	46%	27%	47%	10%
__________
* Less than 10% of segment’s total revenues for the period.

Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	April 1, 2022	December 31, 2021
Contract assets	$66,343	$64,743
Contract liabilities	7,016	3,776
During the three months ended April 1, 2022, the Company recognized $0.9 million of revenue that was included in the contract liability balance as of December 31, 2021. During the three months ended April 2, 2021, the Company recognized $0.9 million of revenue that was included in the contract liability balance as of December 31, 2020.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(16.)    SUBSEQUENT EVENT
On April 6, 2022, the Company acquired Connemara Biomedical Holdings Teoranta, including its operating subsidiaries Aran Biomedical and Proxy Biomedical (collectively “Aran”) in an all cash transaction for €120 million (approximately $131 million at the exchange rate as of April 6, 2022), subject to customary working capital and other adjustments, with up to €10 million (approximately $11 million at the exchange rate as of April 6, 2022) of contingent consideration payable based on Aran’s achievement of 2022 revenue growth milestones. The Company funded the purchase price with borrowings under its Revolving Credit Facility.
A recognized leader in proprietary medical textiles, high precision biomaterial coverings and coatings as well as advanced metal and polymer braiding, Aran delivers development and manufacturing solutions for implantable medical devices. Consistent with the Company’s strategy, the combination with Aran further increases Integer’s ability to offer complete solutions for complex delivery and therapeutic devices in high growth cardiovascular markets such as structural heart, neurovascular, peripheral vascular, and endovascular as well as general surgery.
For segment reporting purposes, the results of operations and assets from this acquisition will be included in the Company’s Medical segment. During the three months ended April 1, 2022, direct costs of this acquisition of $0.9 million were expensed as incurred and included in Restructuring and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income. In addition to assets acquired and liabilities assumed, the Company expects to allocate the purchase price to identifiable intangible assets such as developed technology and customer relationships. The Company expects to determine the preliminary purchase price allocation prior to the end of the second quarter of 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q should be read in conjunction with the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, please read this section in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.
Forward-Looking Statements
Some of the statements contained in this Form 10-Q and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations, and these statements are subject to known and unknown risks, uncertainties and assumptions. Forward-looking statements include statements relating to:
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
You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “projects” or “continue” or variations or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those stated or implied by these forward-looking statements. In evaluating these statements and our prospects, you should carefully consider the factors set forth below. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this Form 10-Q.
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors and other risks and uncertainties that arise from time to time are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in other periodic filings with the SEC and include the following:
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
•financial risks, such as our significant amount of outstanding indebtedness and our ability to remain in compliance with financial and other covenants under our senior secured credit facilities; economic and credit market uncertainties that could interrupt our access to capital markets, borrowings or financial transactions; financial and market risks related to our international operations and sales; our complex international tax profile; and our ability to realize the full value of our intangible assets; and
•legal and compliance risks, such as regulatory issues resulting from product complaints, recalls or regulatory audits; the potential of becoming subject to product liability or intellectual property claims; our ability to protect our intellectual property and proprietary rights; our ability and the cost to comply with environmental regulations; our ability to comply with customer-driven policies and third party standards or certification requirements; our ability to obtain necessary licenses for new technologies; legal and regulatory risks from our international operations; and the fact that the healthcare industry is highly regulated and subject to various regulatory changes; and
•other risks and uncertainties that arise from time to time.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Except as required by applicable law, the Company assumes no obligation to update forward-looking statements in this Form 10-Q whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial conditions or prospects, or otherwise.
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
The first quarter of 2022 ended on April 1 and consisted of 91 days and the first quarter of 2021 ended on April 2 and consisted of 92 days.
Impact of Global Events
Beginning in early March 2020, the global spread of the novel coronavirus (“COVID-19”) created significant uncertainty and worldwide economic disruption. Specific impacts to our business include labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, restrictions on associates’ ability to travel or work, and delays in shipments to and from certain countries. We are uncertain of the future impact of the ongoing COVID-19 pandemic or recovery of prior deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution. As pandemic-related events continue to evolve, additional impacts may arise that we are not aware of currently. Additionally, the current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy. While we do not have operations in Russia or Ukraine and do not have significant direct exposure to customers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows.
Business Acquisitions
On December 1, 2021, we acquired 100% of the outstanding equity interests of Oscor Inc., Oscor Caribe, LLC and Oscor Europe GmbH (collectively “Oscor”), privately-held companies with operations in Florida, the Dominican Republic and Germany that design, develop, manufacture and market a comprehensive portfolio of highly specialized medical devices, venous access systems and diagnostic catheters and implantable devices. Refer to Note 2 “Business Acquisitions” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about this acquisition.
Subsequent to the end of the first quarter, on April 6, 2022, we acquired Connemara Biomedical Holdings Teoranta, including its operating subsidiaries Aran Biomedical and Proxy Biomedical (collectively “Aran”). A recognized leader in proprietary medical textiles, high precision biomaterial coverings and coatings as well as advanced metal and polymer braiding, Aran delivers development and manufacturing solutions for implantable medical devices. Consistent with our strategy, the combination with Aran further increases our ability to offer complete solutions for complex delivery and therapeutic devices in high growth cardiovascular markets such as structural heart, neurovascular, peripheral vascular, and endovascular as well as general surgery. Given the April 6, 2022 effective date of the Aran Acquisition, Aran results are not included in this MD&A and the disclosures included herein.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales Realignment
We have communicated to certain customers our intent to exit certain markets we serve in the Advanced Surgical, Orthopedics & Portable Medical product line. We are working closely with these customers to support the transition of these products to other suppliers. Due to quality and regulatory requirements, we expect it will take three to four years to complete this transition and see the corresponding decline in sales. In order to align with the planned exit of those markets and better align with our end markets and product line strategies, product line sales within the Medical segment have been recast to reflect the reclassification of certain products from the historical product lines to the product lines associated with those revenues that will be utilized for future revenue reporting. We believe the revised presentation will provide improved reporting and better transparency into the operational results of our business and markets. Prior period amounts have been reclassified to conform to the new product line sales reporting presentation. For the three months ended April 2, 2021, Cardio & Vascular sales of $8.0 million and Advanced Surgical, Orthopedics & Portable Medical sales of $5.3 million were reclassified to the Cardiac Rhythm Management & Neuromodulation product line.
Financial Overview
Net income for the first quarter of 2022 was $11.4 million, or $0.34 per diluted share, compared to $21.5 million, or $0.65 per diluted share, for the first quarter of 2021. These variances are primarily the result of the following:
•Sales for the first quarter of 2022 increased $20.4 million when compared to the same period in 2021. During the first quarter of 2022 we continued to see the demand for many of our products recover from the impacts of the COVID-19 pandemic.
•Gross profit for the first quarter of 2022 decreased $3.0 million, primarily from increased cost of sales resulting from labor and supply constraints, partially offset by higher sales volume.
•Operating expenses for the first quarter of 2022 increased $9.1 million when compared to the same period in 2021, primarily due to higher labor costs and restructuring and other charges.
•Interest expense for the first quarter of 2022 decreased $2.6 million, compared to the same period in 2021, primarily due to lower interest rates and debt-related charges.
•During the first quarter of 2022, we recognized a loss on equity investments of $2.4 million, compared to a loss of $1.3 million for the first quarter of 2021. Gains and losses on equity investments are generally unpredictable in nature.
•Other (income) loss, net for the first quarter of 2022 was a loss of $0.2 million, compared to income of $0.2 million for the first quarter of 2021, primarily due to fluctuations in foreign currency gains and losses in the respective periods.
•We recorded provisions for income taxes for the first quarter of 2022 of $2.6 million, compared with provisions for income taxes of $3.5 million for the first quarter of 2021. The change in income tax expense was primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	April 1,	April 2,	Change
	2022	2021	$	%
Medical Sales:
Cardio & Vascular	159,037	$141,206	$17,831	12.6%
Cardiac Rhythm Management & Neuromodulation	123,324	121,703	1,621	1.3%
Advanced Surgical, Orthopedics & Portable Medical	19,666	20,056	(390)	(1.9)%
Total Medical Sales	302,027	282,965	19,062	6.7%
Non-Medical	8,885	7,502	1,383	18.4%
Total sales	310,912	290,467	20,445	7.0%
Cost of sales	229,437	205,981	23,456	11.4%
Gross profit	81,475	84,486	(3,011)	(3.6)%
Gross profit as a % of sales (“Gross margin”)	26.2%	29.1%
Operating expenses:
Selling, general and administrative (“SG&A”)	39,560	35,502	4,058	11.4%
SG&A as a % of sales	12.7%	12.2%
Research, development and engineering (“RD&E”)	16,083	13,461	2,622	19.5%
RD&E as a % of sales	5.2%	4.6%
Restructuring and other charges	3,335	915	2,420	NM
Total operating expenses	58,978	49,878	9,100	18.2%
Operating income	22,497	34,608	(12,111)	(35.0)%
Operating income as a % of sales	7.2%	11.9%
Interest expense	5,968	8,532	(2,564)	(30.1)%
Loss on equity investments	2,404	1,335	1,069	80.1%
Other (income) loss, net	177	(237)	414	NM
Income before taxes	13,948	24,978	(11,030)	(44.2)%
Provision for income taxes	2,581	3,458	(877)	(25.4)%
Effective tax rate	18.5%	13.8%
Net income	$11,367	$21,520	$(10,153)	(47.2)%
Net income as a % of sales	3.7%	7.4%
Diluted earnings per share	$0.34	$0.65	$(0.31)	(47.7)%
__________
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales
For the first quarter of 2022, Cardio & Vascular (“C&V”) sales increased $17.8 million, or 13%, versus the comparable 2021 period. The increase in C&V sales for the first quarter of 2022 was driven by strong demand in the neurovascular market and structural heart product development revenue, despite higher labor absenteeism in January 2022 and supply chain constraints. During the first quarter of 2022, price changes increased C&V sales by $1.0 million in comparison to the 2021 period. Foreign currency exchange rate fluctuations decreased C&V sales for the first quarter of 2022 by $1.0 million in comparison to the 2021 period, primarily due to U.S. dollar fluctuations relative to the Euro.
For the first quarter of 2022, Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales increased $1.6 million, or 1%, versus the comparable 2021 period, as higher direct labor absenteeism in January 2022 and supply chain constraints impacted growth in both Cardiac Rhythm Management and Neuromodulation markets. During the first quarter of 2022, price reductions lowered CRM&N sales by $0.8 million in comparison to the 2021 period. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales during the first quarter of 2022 in comparison to the 2021 period.
In addition to Portable Medical sales, Advanced Surgical, Orthopedic & Portable Medical (“AS&O”) includes sales to the acquirer of our divested Advanced Surgical, Orthopedic product line. For the first quarter of 2022, AS&O sales decreased $0.4 million, or 2% versus the comparable 2021 period, driven by a reduction in demand for COVID-related ventilator and patient monitoring components. Price changes and foreign currency exchange rate fluctuations did not have a material impact on AS&O sales during the first quarter of 2022 in comparison to the 2021 period.
For the first quarter of 2022, Non-Medical sales increased $1.4 million, or 18%, versus the comparable 2021 period, despite negative impacts from supply chain constraints as the energy market continues to recover. Price reductions and foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the first quarter of 2022 in comparison to the 2021 period.
Gross Profit

	Three Months Ended
	April 1, 2022	April 2, 2021
Gross profit	81,475	84,486
Gross margin	26.2%	29.1%
Gross margin for the first quarter of 2022 decreased 290 basis points compared to the prior year period, primarily driven by the direct labor headwinds caused by the global supply chain challenges, labor markets and high January 2022 absenteeism caused by COVID-19. The increased spend in direct labor was caused by higher-than-normal overtime, inefficiencies from delayed material, as well as high training costs and the incremental salaries for new associates we are hiring to support growth through the rest of 2022.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

Change From Prior Year Three Months
Compensation and benefits(a)	$1,899
Amortization expense(b)	777
Contract services(c)	422
All other SG&A(d)	960
Net increase in SG&A expenses	$4,058
__________
(a)Compensation and benefits increased during the first quarter of 2022 compared to the prior year period primarily due to an increase in headcount from the Oscor Acquisition.
(b)Amortization expense increased during the first quarter of 2022 compared to the prior year period due to amortization of intangible assets from the Oscor Acquisition.
(c)Contract services expense increased during the first quarter of 2022 compared to the prior year period primarily due to higher software costs from information technology enhancements.
(d)The net increase in all other SG&A for the first quarter of 2022 compared to the same period of 2021 is primarily attributable to higher professional fees and travel expenses.
RD&E
RD&E expense for the first quarter of 2022 was $16.1 million, compared to $13.5 million for the first quarter of 2021.
The increase in RD&E expense during the first quarter of 2022 compared to the first quarter of 2021 was primarily due to investments made to support long-term revenue growth, the timing of program milestone achievements for customer funded programs, and incremental expense due to the Oscor Acquisition. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Restructuring and Other Charges
We continuously evaluate our business and identify opportunities to realign resources to better serve our customers and markets, improve operational efficiency and capabilities, and lower operating costs. To realize the benefits associated with these opportunities, we undertake restructuring-type activities to transform out business. We incur costs associated with these activities, which primarily include exit and disposal costs and other costs directly related to the restructuring initiative. Restructuring charges include exit and disposal costs from these activities and restructuring-related charges are costs directly related to the restructuring initiatives. In addition, from time to time, the Company incurs costs associated with acquiring and integrating businesses, and certain other general expenses, including asset impairments.
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021
Restructuring charges(a)	$1,103	$654
Acquisition and integration costs(b)	1,936	84
Other general expenses(c)	296	177
Total restructuring and other charges	$3,335	$915
__________
(a)Restructuring charges for the first quarter of 2022 primarily consist of termination benefits associated with our operational excellence projects.
(b)Amounts include expenses related to the purchase of certain assets and liabilities from business acquisitions. Acquisition and integration costs for the first quarter of 2022 include costs associated with the acquisition of Oscor and due diligence cost associated with the acquisition of Aran.
(c)Amounts include expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies.
Refer to Note 8 “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.
Interest Expense
Information relating to our interest expense is as follows (dollars in thousands):

	Three Months Ended
	April 1, 2022	April 2, 2021	Change
Contractual interest expense	$4,647	$6,105	$(1,458)
Loss on interest rate swap	768	1,034	(266)
Amortization of deferred debt issuance costs and original issue discount	481	1,026	(545)
Losses from extinguishment of debt	—	346	(346)
Other interest expense	72	21	51
Total interest expense	$5,968	$8,532	$(2,564)
Interest expense for the first quarter of 2022 decreased $2.6 million compared to the same period in 2021, primarily due to lower contractual interest rate expense and debt-related charges.
The decrease in contractual interest expense was due to lower interest rates, partially offset by higher outstanding debt balances. The lower interest rates were the result of beneficial changes in our Senior Secured Credit Facilities agreement. During the third and fourth quarters of 2021 we entered into and subsequently amended a new Senior Secured Credit Facilities agreement, which among other changes, lowered the spreads on our Revolving Credit Facility and TLA Facility by 75 basis points and the LIBOR floor on our TLB facility by 50 basis points. The higher outstanding debt balance is the result of borrowings to fund the Oscor acquisition.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Debt related charges included in interest expense include the amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Amortization of deferred debt issuance costs and original issue discount decreased as a result of the the extended maturity under the new Senior Secured Credit Facilities. We had no losses from extinguishment of debt during 2022. The losses from extinguishment of debt during the first quarter of 2021 were related to prepayments of portions of the Term Loan B facility under the previous credit agreement.
See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
As of April 1, 2022 and December 31, 2021, approximately 18% of our principal amount of debt has been converted to fixed-rate borrowings with interest rate swaps.  We enter into interest rate swap agreements in order to reduce our exposure to fluctuations in the LIBOR rate. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our interest rate swap agreements.
Loss on Equity Investments
During the first quarter of 2022, we recognized a loss on equity investments of $2.4 million, compared to a loss of $1.3 million during the first quarter of 2021. Gains and losses on equity investments are generally unpredictable in nature. The amounts for both 2022 and 2021 relate to our share of equity method investee losses including unrealized depreciation of the underlying interests of the investee. As of April 1, 2022 and December 31, 2021, the carrying value of our equity investments was $19.4 million and $21.8 million, respectively. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other (Income) Loss, Net
Other (income) loss, net for the first quarter of 2022 were losses of $0.2 million, compared income of $0.2 million for the first quarter of 2021. Other (income) loss, net primarily includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits, Dominican peso, or Israeli shekel.
The impact of exchange rates on transactions denominated in foreign currencies included in Other (income) loss, net for the first quarter of 2022 were net losses of $0.1 million, compared to net gains of $0.1 million for the first quarter of 2021. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Provision for Income Taxes
We recognized income tax expense of $2.6 million for the first quarter of 2022 on $13.9 million of income before taxes (effective tax rate of 18.5%), compared to an income tax expense of $3.5 million on $25.0 million of income before taxes (effective tax rate of 13.8%) for the same period of 2021. Income tax expense for the first quarter of 2022 included $0.5 million of discrete tax expense.
There is a potential for volatility in our effective tax rate due to several factors including changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. We continue to closely monitor developments related to proposed changes in tax laws and tax rates, including current proposals for U.S. Tax Reform and a proposed 15% Minimum Global Tax Rate recently announced by the Organization for Economic Cooperation and Development. We currently have various tax planning initiatives in place and continuously evaluate planning strategies aimed at reducing our effective tax rate over the long term. This includes strategies to realize deferred tax assets that would otherwise expire unutilized.
Our effective tax rates for 2022 differ from the U.S. federal statutory tax rate of 21% due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the GILTI tax, the FDII deduction, the availability of tax credits, and the recognition of discrete tax items. The discrete tax amounts relate predominately to excess tax benefits recognized upon vesting of RSUs and/or tax shortfalls recorded for the forfeiture of certain PRSUs.
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
We currently have a tax holiday in Malaysia through April 2023 provided certain conditions continue to be met. In addition, we acquired manufacturing operations in the Dominican Republic as part of the Oscor Acquisition, and are operating under a free trade zone agreement in the Dominican Republic through March 2034. With the exception of the expiration of these tax holidays, we are not currently aware of any material trends in these jurisdictions that are likely to impact our current or future tax expense, our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower effective tax rates and higher than anticipated in countries where we have higher effective tax rates, or by changes in tax laws or regulations. We regularly assess any significant exposure associated with increases in tax rates in international jurisdictions and adjustments are made as events occur that warrant adjustment to our tax provisions.
Liquidity and Capital Resources

(dollars in thousands)	April 1, 2022	December 31, 2021
Cash and cash equivalents	$25,668	$17,885
Working capital	$321,708	$293,353
Current ratio	2.86	2.84
Cash and cash equivalents at April 1, 2022 increased by $7.8 million from December 31, 2021, primarily as a result of cash generated by operating activities of $18.2 million, partially offset by net purchases of property, plant and equipment of $10.4 million.
Working capital increased by $28.4 million from December 31, 2021, primarily from positive working capital fluctuations associated with cash and cash equivalents, accounts receivable, and inventory aggregating to $41.1 million, which were partially offset by an increase in accounts payable of $13.2 million. During the first quarter of 2022, cash and cash equivalents increased mainly from cash generated from operating activities, accounts receivable increased mainly from the timing of sales in the quarter, and inventory increased on higher purchase levels to support sales order volume. Accounts payable increased mainly from higher sequential inventory purchases and the timing of supplier payments.
At April 1, 2022, $14.3 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Summary of Cash Flow

	Three Months Ended
(in thousands)	April 1, 2022	April 2, 2021
Cash provided by (used in):
Operating activities	$18,161	$36,429
Investing activities	(10,398)	(7,645)
Financing activities	(1,028)	(49,562)
Effect of foreign currency exchange rates on cash and cash equivalents	1,048	(26)
Net change in cash and cash equivalents	$7,783	$(20,804)
Operating Activities – During the first three months of 2022, we generated cash from operations of $18.2 million, compared to $36.4 million for the first three months of 2021. The decrease of $18.3 million was due to a decrease of $5.3 million in net income adjusted for non-cash items such as depreciation and amortization and a decrease of $13.0 million in cash flow provided by changes in operating assets and liabilities.
The decrease in net income adjusted for non-cash items such as depreciation and amortization is from higher compensation and benefit costs, restructuring charges and acquisition and integration expenses partially offset by higher sales volume and lower interest expense. The decrease associated with changes in operating assets and liabilities is primarily related to higher inventory growth in the current period partially offset by related growth in accounts payable.
Investing Activities – The $2.8 million increase in net cash used in investing activities was primarily attributable to increased purchases of property, plant and equipment of $10.9 million in the first quarter of 2022, compared to $7.7 million in the same period last year.
Financing Activities – Net cash used in financing activities for the first three months of 2022, was $1.0 million compared to $49.6 million for the first three months of 2021. Financing activities during the first three months of 2022 included net borrowings of $1.2 million, compared to debt payments of $45.4 million for the comparable 2021 period.
Capital Structure – As of April 1, 2022, our capital structure consists of $830 million of debt, net of deferred debt issuance costs and unamortized discounts, outstanding under our Senior Secured Credit Facilities and 33 million shares of common stock outstanding. As of April 1, 2022, we have access to $370.2 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit, and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of April 1, 2022, our contractual debt service obligations for the remainder of 2022, consisting of principal and interest on our outstanding debt, are estimated to be $26.9 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
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
Credit Facilities - As of April 1, 2022, we had Senior Secured Credit Facilities that consist of (i) a $400 million revolving credit facility (the “Revolving Credit Facility”), which had available borrowing capacity of $370.2 million, (ii) a term loan A facility (the “TLA Facility”) with outstanding principal balance of $464 million, and (iii) a term loan B facility (the “TLB Facility”) with outstanding principal balance of $348 million. The Revolving Credit Facility and TLA Facility mature on September 2, 2026. The TLB Facility matures on September 2, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a total net leverage ratio not to exceed 5.50:1.00 (stepping down to 5.00:1.00 for the third fiscal quarter of 2023 through maturity and subject to increase in certain circumstances following certain qualified acquisitions) and (ii) an interest coverage ratio of at least 2.50:1.00. As of April 1, 2022, we were in compliance with these financial covenants. The TLB Facility does not contain any financial maintenance covenants. As of April 1, 2022, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.8 to 1.0. For the twelve month period ended April 1, 2022, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 12.8 to 1.0.
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
There have been no significant changes to the critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of April 1, 2022. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of April 1, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended April 1, 2022, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 1A.RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

Dated:	April 28, 2022	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jason K. Garland
Jason K. Garland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)