Form 10-Q
period 2022-07-01
Integer Holdings Corp
filed 2022-07-28
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2022
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of July 22, 2022 was: 33,122,853 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended July 1, 2022

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	July 1, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$15,593	$17,885
Accounts receivable, net of provision for credit losses of $0.2 million and $0.1 million, respectively	221,939	182,310
Inventories	194,458	155,699
Refundable income taxes	4,627	4,735
Contract assets	70,408	64,743
Prepaid expenses and other current assets	25,988	27,610
Total current assets	533,013	452,982
Property, plant and equipment, net	280,461	277,099
Goodwill	978,559	924,704
Other intangible assets, net	841,122	807,810
Deferred income taxes	6,149	5,711
Operating lease assets	75,777	70,053
Other long-term assets	43,006	43,856
Total assets	$2,758,087	$2,582,215
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,250	$15,250
Accounts payable	103,111	76,859
Income taxes payable	259	725
Operating lease liabilities	10,762	9,862
Accrued expenses and other current liabilities	68,344	56,933
Total current liabilities	197,726	159,629
Long-term debt	931,889	812,876
Deferred income taxes	178,695	171,505
Operating lease liabilities	64,436	59,767
Other long-term liabilities	21,890	23,741
Total liabilities	1,394,636	1,227,518
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,121,833 and 33,063,336 shares issued and outstanding, respectively	33	33
Additional paid-in capital	722,175	713,150
Retained earnings	646,527	614,324
Accumulated other comprehensive income (loss)	(5,284)	27,190
Total stockholders’ equity	1,363,451	1,354,697
Total liabilities and stockholders’ equity	$2,758,087	$2,582,215
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands except per share data)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$350,081	$312,023	$660,993	$602,490
Cost of sales	257,184	223,277	486,621	429,258
Gross profit	92,897	88,746	174,372	173,232
Operating expenses:
Selling, general and administrative	41,786	35,379	81,346	70,881
Research, development and engineering	14,871	13,738	30,954	27,199
Restructuring and other charges	3,533	279	6,868	1,194
Total operating expenses	60,190	49,396	119,168	99,274
Operating income	32,707	39,350	55,204	73,958
Interest expense	7,773	7,532	13,741	16,064
Loss on equity investments	320	684	2,724	2,019
Other loss, net	191	356	368	119
Income before taxes	24,423	30,778	38,371	55,756
Provision for income taxes	3,587	1,345	6,168	4,803
Net income	$20,836	$29,433	$32,203	$50,953

Earnings per share:
Basic	$0.63	$0.89	$0.97	$1.55
Diluted	$0.62	$0.89	$0.97	$1.53

Weighted average shares outstanding:
Basic	33,111	32,982	33,101	32,970
Diluted	33,350	33,254	33,326	33,221

Comprehensive Income (Loss)
Net income	$20,836	$29,433	$32,203	$50,953
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(27,274)	2,484	(35,161)	(13,880)
Change in fair value of cash flow hedges, net of tax	(47)	845	2,687	139
Other comprehensive income (loss), net of tax	(27,321)	3,329	(32,474)	(13,741)
Comprehensive income (loss), net of tax	$(6,485)	$32,762	$(271)	$37,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	July 1, 2022	July 2, 2021
Cash flows from operating activities:
Net income	$32,203	$50,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,753	40,419
Debt related charges included in interest expense	962	2,446
Inventory step-up amortization	798	—
Stock-based compensation	10,951	8,953
Non-cash lease expense	5,344	3,947
Non-cash loss on equity investments	2,724	2,019
Other non-cash losses	7,510	29
Deferred income taxes	(969)	(242)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(37,642)	(19,141)
Inventories	(41,471)	898
Prepaid expenses and other assets	(783)	(2,604)
Contract assets	(6,189)	(16,792)
Accounts payable	25,554	16,937
Accrued expenses and other liabilities	(7,295)	(13,737)
Income taxes	(439)	(5,298)
Net cash provided by operating activities	37,011	68,787
Cash flows from investing activities:
Acquisition of property, plant and equipment	(22,610)	(18,416)
Proceeds from sale of property, plant and equipment	587	15
Acquisitions, net	(126,636)	—
Net cash used in investing activities	(148,659)	(18,401)
Cash flows from financing activities:
Principal payments of term loans	(7,625)	(64,750)
Proceeds from revolving credit facility	160,000	—
Payments of revolving credit facility	(34,000)	—
Proceeds from the exercise of stock options	—	340
Payment of debt issuance costs	—	(141)
Tax withholdings related to net share settlements of restricted stock unit awards	(1,926)	(2,988)
Contingent consideration payments	(493)	(1,621)
Principal payments on finance leases	(353)	(24)
Net cash provided by (used in) financing activities	115,603	(69,184)
Effect of foreign currency exchange rates on cash and cash equivalents	(6,247)	173
Net decrease in cash and cash equivalents	(2,292)	(18,625)
Cash and cash equivalents, beginning of period	17,885	49,206
Cash and cash equivalents, end of period	$15,593	$30,581
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Total stockholders’ equity, beginning balance	$1,364,350	$1,277,724	$1,354,697	$1,271,055

Common stock and additional paid-in capital
Balance, beginning of period	716,622	703,066	713,183	700,847
Stock awards exercised or vested	(370)	(163)	(1,926)	(2,648)
Stock-based compensation	5,956	4,249	10,951	8,953
Balance, end of period	722,208	707,152	722,208	707,152
Retained earnings
Balance, beginning of period	625,691	539,036	614,324	517,516
Net income	20,836	29,433	32,203	50,953
Balance, end of period	646,527	568,469	646,527	568,469
Accumulated other comprehensive income (loss)
Balance, beginning of period	22,037	35,622	27,190	52,692
Other comprehensive income (loss)	(27,321)	3,329	(32,474)	(13,741)
Balance, end of period	(5,284)	38,951	(5,284)	38,951

Total stockholders’ equity, ending balance	$1,363,451	$1,314,572	$1,363,451	$1,314,572
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
The second quarter and first six months of 2022 ended on July 1 and consisted of 91 days and 182 days, respectively. The second quarter and first six months of 2021 ended on July 2 and consisted of 91 days and 183 days, respectively.
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
Risks and Uncertainties
Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the Company’s operations, and on the global economy. Specific impacts to the Company’s business included and continue to include labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, restrictions on associates’ ability to travel or work, and delays in shipments to and from certain countries. The Company is uncertain of the future impact of the ongoing COVID-19 pandemic or recovery of prior deterioration in economic conditions to its sales channels, supply chain, manufacturing, and distribution. Additionally, the current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy. While the Company does not have operations in Russia or Ukraine and does not have significant direct exposure to customers and vendors in those countries, it is unable to predict the impact that these actions will have on the global economy or on the Company’s financial condition, results of operations, and cash flows as of the date of these financial statements.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(2.)    BUSINESS ACQUISITIONS
2022 Acquisition
On April 6, 2022, the Company acquired 100% of the equity interests of Connemara Biomedical Holdings Teoranta, including its operating subsidiaries Aran Biomedical and Proxy Biomedical (collectively “Aran”), a recognized leader in proprietary medical textiles, high precision biomaterial coverings and coatings as well as advanced metal and polymer braiding. Aran delivers development and manufacturing solutions for implantable medical devices. Consistent with the Company’s strategy, the combination with Aran further increases Integer’s ability to offer complete solutions for complex delivery and therapeutic devices in high growth cardiovascular markets such as structural heart, neurovascular, peripheral vascular, and endovascular as well as general surgery. The Company funded the purchase price with borrowings under its Revolving Credit Facility. Aran is included in the Company’s Medical segment. The total consideration transferred was $141.3 million, which includes an initial cash payment of $133.9 million ($129.3 million net of cash acquired) and $7.4 million in estimated fair value of contingent consideration. The contingent consideration represents the estimated fair value of the Company’s obligation, under the purchase agreement, to make additional payments of up to €10 million ($10.9 million at the exchange rate as of April 6, 2022) based on Aran’s achievement of 2022 revenue growth milestones. The contingent consideration will be paid after completion of the earn-out period ending December 31, 2022, in accordance with the terms of the share purchase agreement. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
The Company has preliminarily estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition. The determination of estimated fair value required management to make significant estimates and assumptions based on information that was available at the time the consolidated financial statements were prepared. The amounts reported are considered preliminary as the Company is completing the valuations that are required to allocate the purchase price in areas such as property and equipment, intangible assets, liabilities and goodwill. As a result, the allocation of the preliminary purchase price may change in the future, which could be material.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired
Current assets	$9,319
Property, plant and equipment	4,151
Goodwill	68,460
Definite-lived intangible assets	71,485
Operating lease assets	3,505
Other noncurrent assets	1,354
Current liabilities	(4,370)
Operating lease liabilities	(3,258)
Other noncurrent liabilities	(9,377)
Fair value of net assets acquired	$141,269
The goodwill resulting from the transaction is primarily attributable to future customer relationships and the assembled workforce of the acquired business. The goodwill acquired in connection with the Aran acquisition was allocated to the Medical segment and is not deductible for tax purposes.
The breakout of definite-lived intangible assets acquired was as follows (dollars in thousands):

Definite-lived Intangible Assets	Fair Value Assigned	Weighted Average Amortization Period (Years)	Weighted Average Discount Rate
Customer lists	$53,395	26.0	9.5%
Technology	17,435	12.0	9.5%
Tradenames	655	1.5	9.5%
	$71,485

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)    BUSINESS ACQUISITIONS (Continued)
To determine the acquisition date estimated fair value of intangible assets acquired, the Company applied the income approach, specifically the multi-period excess earnings method for customer lists and the relief-from-royalty method for technology and tradenames. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted-average cost of capital used to discount future cash flows, and a customer attrition rate for customer relationships and royalty rates for technology and tradenames. For additional information, see the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for the methods and assumptions used to estimate the fair value of each class of net assets acquired.
For segment reporting purposes, the results of operations from Aran have been included in the Company’s Medical segment since the acquisition date. Sales and earnings related to the operations of Aran for the three and six months ended July 1, 2022 were not material.
2021 Acquisition
On December 1, 2021, the Company acquired 100% of the equity interests of Oscor Inc., Oscor Caribe, LLC and Oscor Europe GmbH (collectively “Oscor”), privately-held companies with operations in Florida, the Dominican Republic and Germany that design, develop, manufacture and market a comprehensive portfolio of highly specialized medical devices, venous access systems and diagnostic catheters and implantable devices. Serving the Company’s current markets, Oscor broadens the Company’s product portfolio, expands its research and development capabilities, and adds low-cost manufacturing capacity. The preliminary purchase price of Oscor is $215.2 million, including working capital and other closing adjustments of $5.2 million, which were settled in the second quarter of 2022. The Company used proceeds from its Senior Secured Credit Facilities to fund the acquisition. Oscor is included in the Company’s Medical segment. The goodwill is primarily associated with future customer relationships and an acquired assembled work force.
The Company preliminarily estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition. The determination of estimated fair value requires management to make significant estimates and assumptions based on information that is available at the time the consolidated financial statements are prepared. The Company recorded the preliminary purchase price allocation in the fourth quarter of 2021. During the first six months of 2022, the Company recorded measurement period adjustments, inclusive of working capital and other closing adjustments, resulting in increases to goodwill and current liabilities of $0.4 million and $2.3 million, respectively, and decreases to current assets (excluding inventory) and inventory of $2.5 million and $0.8 million, respectively. The preliminary purchase price allocation remains subject to measurement period adjustments. As a result, the allocation of the preliminary purchase price may change in the future.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired
Current assets (excluding inventory)	$9,621
Inventory	11,360
Property, plant and equipment	17,977
Goodwill	78,302
Intangible assets	105,300
Operating lease assets	15,142
Other noncurrent assets	695
Current liabilities	(11,143)
Operating lease liabilities	(12,044)
Fair value of net assets acquired	$215,210

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(2.)    BUSINESS ACQUISITIONS (Continued)
Pro Forma (unaudited) disclosures
The following table presents (in thousands) unaudited pro forma financial information as if Aran and Oscor had been included in the Company’s financial results as of the beginning of fiscal year 2021 and 2020, respectively, through the date of acquisition. The pro forma results include the historical results of operations of the Company, Aran and Oscor, as well as adjustments for additional amortization of the assets acquired, additional interest expense related to the financing of the transaction and other transactional adjustments. The pro forma results do not include efficiencies, cost reductions or synergies expected to result from the acquisition. These pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

	Six Months Ended July 1, 2022	Three Months Ended July 2, 2021	Six Months Ended July 2, 2021
Sales	$666,356	$332,360	$639,966
Net income	45,357	27,693	44,452
Acquisition costs
During the three and six months ended July 1, 2022, direct costs of these acquisitions of $1.6 million and $2.8 million, respectively, were expensed as incurred and included in Restructuring and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 1, 2022	July 2, 2021
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$6,373	$4,364
Supplemental lease disclosures:
Assets acquired under operating leases	11,265	7,435
(4.)    INVENTORIES
Inventories comprise the following (in thousands):

	July 1, 2022	December 31, 2021
Raw materials	$91,328	$70,956
Work-in-process	90,886	74,152
Finished goods	12,244	10,591
Total	$194,458	$155,699

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the six months ended July 1, 2022 were as follows (in thousands):

	Medical	Non- Medical	Total
December 31, 2021	$907,704	$17,000	$924,704
Acquisition (Note 2)	68,460	—	68,460
Acquisition-related adjustments (Note 2)	414		414
Foreign currency translation	(15,019)	—	(15,019)
July 1, 2022	$961,559	$17,000	$978,559
Intangible Assets
The Company reclassified purchased tradenames with a net carrying value of $16.2 million from Purchased technology and patents as of December 31, 2021 to Amortizing tradenames and other to conform to the current period presentation. The Company made this reclassification to better align with the classification of amortization expense for similar assets. See Note 2 “Business Acquisitions” for additional details regarding intangible assets acquired during 2022. Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
July 1, 2022
Definite-lived:
Purchased technology and patents	$283,022	$(170,380)	$112,642
Customer lists	822,121	(200,119)	622,002
Amortizing tradenames and other	21,021	(4,831)	16,190
Total amortizing intangible assets	$1,126,164	$(375,330)	$750,834
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2021
Definite-lived:
Purchased technology and patents	$269,359	$(164,298)	$105,061
Customer lists	783,618	(187,412)	596,206
Amortizing tradenames and other	20,462	(4,207)	16,255
Total amortizing intangible assets	$1,073,439	$(355,917)	$717,522
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Cost of sales	$4,037	$3,233	$7,682	$6,501
Selling, general and administrative expenses	8,248	7,106	16,207	14,288
Total intangible asset amortization expense	$12,285	$10,339	$23,889	$20,789

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)
Estimated future intangible asset amortization expense based on the carrying value as of July 1, 2022 is as follows (in thousands):

	Remainder of 2022	2023	2024	2025	2026	After 2026
Amortization Expense	$24,618	51,982	51,352	50,542	48,709	523,631
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
Long-term debt related to the Senior Secured Credit Facilities as of July 1, 2022 and December 31, 2021, respectively, comprises the following (in thousands):

	July 1, 2022	December 31, 2021
Senior secured term loan A	$461,188	$467,062
Senior secured term loan B	347,375	349,125
Senior secured revolving credit facility	145,300	19,300
Unamortized discount on term loan B and deferred debt issuance costs	(6,724)	(7,361)
Total debt	947,139	828,126
Current portion of long-term debt	(15,250)	(15,250)
Total long-term debt	$931,889	$812,876
Revolving Credit Facility
The Revolving Credit Facility matures on September 2, 2026 and includes a $40 million sublimit for swingline loans and standby letters of credit. As of July 1, 2022, the Company had available borrowing capacity on the Revolving Credit Facility of $249.2 million after giving effect to $145.3 million of outstanding borrowings and $5.5 million of outstanding standby letters of credit.
Interest rates on the Revolving Credit Facility are at the Company’s option, either at: (i) the applicable LIBOR (or an applicable benchmark replacement) plus the applicable margin, which will range between 1.25% and 2.25%, based on the Company’s Total Net Leverage Ratio (as defined in the Senior Secured Credit Facilities agreement), or (ii) the Base Rate (as defined below) plus the applicable margin, which will range between 0.25% and 1.25%, based on the Company’s Total Net Leverage Ratio. The Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the prime rate (as defined in the Senior Secured Credit Facilities agreement), (ii) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, and (iii) one-month LIBOR plus 1.00%. As of July 1, 2022, the interest rate on outstanding borrowings under the Revolving Credit Facility was 3.21%.
The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.15% and 0.25%, depending on the Company’s Total Net Leverage Ratio. As of July 1, 2022, the commitment fee on the unused portion of the Revolving Credit Facility was 0.18%.
Term Loan Facilities
The TLA Facility and TLB Facility mature on September 2, 2026 and September 2, 2028, respectively, and require quarterly installments. The quarterly principal installments under the TLA Facility increase over the term of the loan. The interest rate terms for the TLA Facility are the same as those outlined above for the Revolving Credit Facility. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the applicable LIBOR rate plus 2.50%, with LIBOR subject to a 0.50% floor, or (ii) the Base Rate plus 1.50%. As of July 1, 2022, the interest rates on the TLA Facility and TLB Facility were 3.17% and 4.17%, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6.)     DEBT (Continued)
Covenants
The Senior Secured Credit Facilities agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require that (i) the Company maintain a Total Net Leverage Ratio not to exceed 5.50:1.00 (stepping down to 5.00:1.00 for the third fiscal quarter of 2023 through maturity and subject to increase in certain circumstances following qualified acquisitions, but shall not exceed 5.50:1.00) and (ii) the Company maintain an interest coverage ratio of at least 2.50:1.00. The TLB Facility does not contain any financial maintenance covenants. As of July 1, 2022, the Company was in compliance with these financial covenants.
Contractual maturities under the Senior Secured Credit Facilities for the remainder of 2022 and through maturity, excluding any discounts or premiums, as of July 1, 2022 are as follows (in thousands):

	Remainder of 2022	2023	2024	2025	2026	After 2026
Future minimum principal payments	$7,625	18,187	29,938	38,750	527,738	331,625
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
Stock-based Compensation Expense
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
RSUs and PRSUs	$5,956	$4,249	$10,951	$8,953
Total stock-based compensation expense	$5,956	$4,249	$10,951	$8,953

Cost of sales	$837	$823	$1,606	$1,937
Selling, general and administrative	4,308	3,215	7,853	6,570
Research, development and engineering	338	211	663	446
Restructuring and other charges	473	—	829	—
Total stock-based compensation expense	$5,956	$4,249	$10,951	$8,953

Stock Options
The following table summarizes the Company’s stock option activity for the six month period ended July 1, 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2021	247,640	$38.03
No activity	—	—
Outstanding and exercisable at July 1, 2022	247,640	$38.03	3.6	$8.4

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(7.)     STOCK-BASED COMPENSATION (Continued)
Restricted Stock Units
During the six months ended July 1, 2022, the Company awarded grants of either time-based RSUs or a mix of time-based RSUs and performance-based RSUs (“PRSUs”) to members of its Board of Directors and certain members of management. Most time-based RSUs granted during the six months ended July 1, 2022 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. RSUs are issued to members of the Board as a portion of their annual retainer and vest quarterly over a one-year vesting term. The grant-date fair value of all time-based RSUs is equal to the closing market price of Integer common stock on the date of grant.
The following table summarizes time-vested RSU activity for the six month period ended July 1, 2022:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	248,131	$81.14
Granted	179,242	78.85
Vested	(81,171)	79.60
Forfeited	(10,997)	79.35
Nonvested at July 1, 2022	335,205	$80.35
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
The following table summarizes PRSU activity for the six month period ended July 1, 2022:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	198,869	$92.07
Granted	131,393	90.84
Forfeited	(51,375)	99.62
Nonvested at July 1, 2022	278,887	$90.10
The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with market-based performance conditions. The grant-date fair value of all other PRSUs is equal to the closing market price of Integer common stock on the date of grant.
The weighted average fair value and assumptions used to value the PRSU awards granted with market-based performance conditions are as follows:

	Six Months Ended
	July 1, 2022	July 2, 2021
Weighted average fair value	$97.58	$85.16
Risk-free interest rate	1.58%	0.19%
Expected volatility	42%	41%
Expected life (in years)	3.9	3.0
Expected dividend yield	—%	—%
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(8.)     RESTRUCTURING AND OTHER CHARGES
The Company continuously evaluates the business and identifies opportunities to realign its resources to better serve its customers and markets, improve operational efficiency and capabilities, and lower its operating costs or improve profitability. To realize the benefits associated with these opportunities, the Company undertakes restructuring-type activities to transform its business. The Company incurs costs associated with these activities, which primarily include exit and disposal costs and other costs directly related to the restructuring initiative. The Company records exit and disposal costs (“restructuring charges”) as incurred in accordance with ASC 420, Exit or Disposal Cost Obligations, and are classified within Restructuring and other charges, while other costs directly related to the restructuring initiatives (“restructuring-related charges”) are classified within Cost of sales, Selling, general and administrative, and Research, development and engineering expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
In addition, from time to time, the Company incurs costs associated with acquiring and integrating businesses, and certain other general expenses, including asset impairments. The Company classifies costs associated with these items within Restructuring and other charges in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Restructuring charges	$(5)	$191	$1,098	$845
Acquisition and integration costs	3,333	26	5,269	110
Other general expenses	205	62	501	239
Total restructuring and other charges	$3,533	$279	$6,868	$1,194
Restructuring programs
The following table comprises restructuring and restructuring-related charges by income statement classification for the three and six month periods ended July 1, 2022 (in thousands):

	Three Months Ended	Six Months Ended
	July 1, 2022	July 1, 2022
Restructuring charges:
Restructuring and other charges	$(5)	$1,098
Restructuring-related expenses(a):
Cost of sales	179	334
Selling, general and administrative	384	702
Research, development and engineering	326	503
Total restructuring and restructuring-related charges	$884	$2,637
__________
(a) Restructuring-related expenses primarily include retention bonuses and consulting expenses. Restructuring related expense for the three and six months ended July 2, 2021 were not material.
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
2022 OE Initiatives - Costs related to the Company’s 2022 OE initiatives are primarily recorded within the Medical segment or unallocated operating expenses and mainly include termination benefits. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2022 OE initiatives of between approximately $3 million to $5 million, the majority of which are expected to be cash expenditures. As of July 1, 2022, total restructuring and restructuring-related charges incurred since inception were $0.7 million. These actions are expected to be substantially complete by the end of 2023.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(8.)     RESTRUCTURING AND OTHER CHARGES (Continued)
2021 OE Initiatives - Costs related to the Company’s 2021 OE initiatives are primarily recorded within the Medical segment or unallocated operating expenses and mainly include termination benefits. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2021 OE initiatives of between approximately $4 million to $5 million, the majority of which are expected to be cash expenditures. As of July 1, 2022, total restructuring and restructuring-related charges incurred since inception were $4.6 million. These actions are expected to be substantially complete by the end of 2022.
Strategic reorganization and alignment
The Company’s strategic reorganization and alignment (“SRA”) initiatives primarily include those that align resources with market conditions and the Company’s strategic direction in order to enhance the profitability of its portfolio of products.
2021 SRA Initiatives - During the fourth quarter of 2021, the Company initiated plans to exit certain markets served in our Medical segment to enhance profitability and reallocate manufacturing capacity needed to support our overall growth plans. The Company estimates that it will incur a range of pre-tax charges in connection with the 2021 SRA initiatives of approximately $5 million and $8 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s 2021 SRA Initiatives are primarily recorded within the Medical segment and mainly include termination benefits. As of July 1, 2022, total restructuring and restructuring-related charges incurred since inception were $1.9 million. These actions are expected to be completed by the end of 2025.
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence initiatives	Strategic reorganization and alignment	Total
December 31, 2021	$298	$134	$432
Charges incurred, net of reversals	704	394	1,098
Cash payments	(825)	(46)	(871)
July 1, 2022	$177	$482	$659
Acquisition and integration
Acquisition and integration costs primarily consist of professional fees and other costs related to business acquisitions. During the six months ended July 1, 2022, acquisition and integration costs included $5.3 million of expenses primarily related to the acquisitions of Oscor and Aran.
Other general expenses
During the six months ended July 1, 2022 and July 2, 2021, the Company recorded expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies.

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
The Company’s effective tax rate for the second quarter of 2022 was 14.7% on $24.4 million of income before taxes compared to 4.4% on $30.8 million of income before taxes for the same period in 2021. The Company’s effective tax rate for the six months ended July 1, 2022 was 16.1% on $38.4 million of income before taxes compared to 8.6% on $55.8 million of income before taxes for the same period of 2021. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the second quarter and first six months of 2022 and 2021 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the Foreign Derived Intangible Income (“FDII”) deduction, the availability of tax credits, and the recognition of certain discrete tax items.
The Company did not record discrete tax expense for the second quarter of 2022 and recorded discrete tax expense of $0.5 million for the first six months of 2022, compared to discrete tax benefits of $3.8 million and $4.4 million, respectively, for the second quarter and first six months of 2021. The discrete tax expense for the first six months of 2022 is predominately related to excess tax benefits recognized upon vesting of RSUs during those periods and/or tax shortfalls recorded for the forfeiture of certain PRSUs. Approximately $3.5 million of the discrete tax benefits recognized for the second quarter and first six months of 2021 relate to the reversal of unrecognized tax benefits resulting from the effective settlement of tax audits during the second quarter of 2021. The remainder of the discrete tax benefits relate predominately to excess tax benefits recognized upon vesting of RSUs or exercise of stock options during those quarters.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of July 1, 2022, the Company had unrecognized tax benefits of approximately $6.0 million, predominately all of which would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized. As of July 1, 2022, the Company believes the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to its consolidated financial statements.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The CARES Act provided for deferred payment of the employer portion of social security taxes through the end of 2020. As of July 1, 2022 and December 31, 2021, the Company had a remaining deferred amount of $4.8 million, which the Company will pay prior to December 31, 2022. The deferred payroll taxes are included within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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
Product Warranties
The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The product warranty liability is presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The change in product warranty liability comprised the following (in thousands):

December 31, 2021	$509
Additions to warranty reserve, net of reversals	(17)
Adjustments to pre-existing warranties	(15)
July 1, 2022	$477
(11.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Numerator for basic and diluted EPS:
Net income	$20,836	$29,433	$32,203	$50,953

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	33,111	32,982	33,101	32,970
Dilutive effect of share-based awards	239	272	225	251
Weighted average shares outstanding - Diluted	33,350	33,254	33,326	33,221

Basic EPS	$0.63	$0.89	$0.97	$1.55
Diluted EPS	$0.62	$0.89	$0.97	$1.53
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Time-vested RSUs	5	—	4	5
PRSUs	165	63	165	64

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(12.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the six month periods ended July 1, 2022 and July 2, 2021:

	Six Months Ended
	July 1, 2022	July 2, 2021
Shares outstanding at beginning of period	33,063,336	32,908,178
Stock options exercised	—	15,075
Vesting of RSUs, net of shares withheld to cover taxes	58,497	75,798
Shares outstanding at end of period	33,121,833	32,999,051
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
April 1, 2022	$(890)	$1,170	$21,833	$22,113	$(76)	$22,037
Unrealized loss on cash flow hedges	—	(291)	—	(291)	61	(230)
Realized gain on foreign currency hedges	—	(295)	—	(295)	62	(233)
Realized loss on interest rate swap hedge	—	526	—	526	(110)	416
Foreign currency translation loss	—	—	(27,274)	(27,274)	—	(27,274)
July 1, 2022	$(890)	$1,110	$(5,441)	$(5,221)	$(63)	$(5,284)

December 31, 2021	$(890)	$(2,291)	$29,720	$26,539	$651	$27,190
Unrealized gain on cash flow hedges	—	2,565	—	2,565	(539)	2,026
Realized gain on foreign currency hedges	—	(457)	—	(457)	96	(361)
Realized loss on interest rate swap hedges	—	1,293	—	1,293	(271)	1,022
Foreign currency translation loss	—	—	(35,161)	(35,161)	—	(35,161)
July 1, 2022	$(890)	$1,110	$(5,441)	$(5,221)	$(63)	$(5,284)

April 2, 2021	$(1,095)	$(5,850)	$41,182	$34,237	$1,385	$35,622
Unrealized gain on cash flow hedges	—	565	—	565	(118)	447
Realized gain on foreign currency hedges	—	(490)	—	(490)	102	(388)
Realized loss on interest rate swap hedges	—	995	—	995	(209)	786
Foreign currency translation gain	—	—	2,484	2,484	—	2,484
July 2, 2021	$(1,095)	$(4,780)	$43,666	$37,791	$1,160	$38,951

December 31, 2020	$(1,095)	$(4,956)	$57,546	$51,495	$1,197	$52,692
Unrealized loss on cash flow hedges	—	(704)	—	(704)	148	(556)
Realized gain on foreign currency hedges	—	(1,149)	—	(1,149)	241	(908)
Realized loss on interest rate swap hedges	—	2,029	—	2,029	(426)	1,603
Foreign currency translation loss	—	—	(13,880)	(13,880)	—	(13,880)
July 2, 2021	$(1,095)	$(4,780)	$43,666	$37,791	$1,160	$38,951

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 1, 2022
Assets: Interest rate swaps	$841	$—	$841	$—
Assets: Foreign currency hedging contracts	1,395	—	1,395	—
Liabilities: Foreign currency hedging contracts	1,126	—	1,126	—
Liabilities: Contingent consideration	9,072	—	—	9,072

December 31, 2021
Assets: Foreign currency hedging contracts	$687	$—	$687	$—
Liabilities: Interest rate swap	2,978	—	2,978	—
Liabilities: Contingent consideration	2,415	—	—	2,415
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
Information regarding the Company’s outstanding interest rate swap designated as cash flow hedges as of July 1, 2022 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$150,000	Jun 2020	Jun 2023	2.1785%	1.6240%	$841	Prepaid expenses and other current assets
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
Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of July 1, 2022 is as follows (dollars in thousands):

Notional Amount	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$10,923	Dec 2022	0.0455	MXN Peso	$728	Prepaid expenses and other current assets
6,830	Dec 2022	1.1383	Euro	(522)	Accrued expenses and other current liabilities
4,106	Dec 2022	0.0216	UYU Peso	667	Prepaid expenses and other current assets
6,760	Dec 2022	1.1266	Euro	(453)	Accrued expenses and other current liabilities
3,833	Dec 2022	1.0952	Euro	(151)	Accrued expenses and other current liabilities
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
The following tables present the effect of cash flow hedge derivative instruments on other comprehensive income (loss) (“OCI”), AOCI and the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended July 1, 2022 and July 2, 2021 (in thousands):

	Three Months Ended
	July 1, 2022		July 2, 2021
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$350,081	$(371)	$312,023	$29
Cost of sales	257,184	554	223,277	450
Operating expenses	60,190	112	49,396	11
Interest expense	7,773	(526)	7,532	(995)

	Six Months Ended
	July 1, 2022		July 2, 2021
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$660,993	$(425)	$602,490	$37
Cost of sales	486,621	746	429,258	1,074
Operating expenses	119,168	136	99,274	38
Interest expense	13,741	(1,293)	16,064	(2,029)

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income (Loss)	Three Months Ended
	July 1, 2022	July 2, 2021		July 1, 2022	July 2, 2021
Interest rate swap	$702	$(375)	Interest expense	$(526)	$(995)
Foreign exchange contracts	(1,167)	148	Sales	(371)	29
Foreign exchange contracts	96	725	Cost of sales	554	450
Foreign exchange contracts	78	67	Operating expenses	112	11

	Six Months Ended		Location in Statements of Operations and Comprehensive Income (Loss)	Six Months Ended
	July 1, 2022	July 2, 2021		July 1, 2022	July 2, 2021
Interest rate swaps	$2,526	$(109)	Interest expense	$(1,293)	$(2,029)
Foreign exchange contracts	(1,681)	(738)	Sales	(425)	37
Foreign exchange contracts	1,365	166	Cost of sales	746	1,074
Foreign exchange contracts	355	(23)	Operating expenses	136	38

The Company expects to reclassify net losses totaling $1.1 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At July 1, 2022, the Company had two contracts outstanding, with a total notional amount of $13.9 million and a fair value of approximately $0.1 million. At December 31, 2021, the Company had one contract outstanding, with a notional amount of $15.0 million and a fair value of $(0.1) million. The Company recorded a net gain on foreign currency contracts not designated as hedging instruments of $0.4 million and $0.7 million, respectively, for the three and six months ended July 1, 2022, which is included in Other loss, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in Other loss, net. The Company did not have foreign currency contracts not designated as hedging instruments outstanding during the six months ended July 2, 2021.
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three and six months ended July 1, 2022 and July 2, 2021 (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Fair value measurement at beginning of period	$1,976	$2,281	$2,415	$3,900
Amount recorded for current year acquisitions	7,375	—	7,375	—
Fair value measurement adjustment	—	—	54	—
Payments	—	—	(493)	(1,621)
Foreign currency translation	(279)	—	(279)	2
Fair value measurement at end of period	$9,072	$2,281	$9,072	$2,281

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
On April 6, 2022, the Company acquired Aran. See Note 2 “Business Acquisitions” for additional information about the Aran acquisition and related contingent consideration. On February 19, 2020, the Company acquired certain assets and liabilities of InoMec Ltd. (“InoMec”), a privately-held company based in Israel that specializes in the research, development and manufacturing of medical devices, including minimally invasive tools, delivery systems, tubing and catheters, surgery tools, drug-device combination, laser combined devices, and tooling and production. On October 7, 2019, the Company acquired certain assets and liabilities of US BioDesign, LLC (“USB”), a privately-held developer and manufacturer of complex braided biomedical structures for disposable and implantable medical devices. The contingent consideration at July 1, 2022 is the estimated fair value of the Company’s obligations, under the asset purchase agreements for Aran, InoMec and USB, to make additional payments if certain revenue goals are met.
During 2022, the Company made payments associated with the USB acquisition, resulting from achievement of revenue-based goals for the period from January 1, 2021 to December 31, 2021. During 2021, the Company made payments associated with the InoMec and USB acquisitions, resulting from achievement of revenue-based goals for the period from March 1, 2020 to February 28, 2021 for InoMec and January 1, 2020 to December 31, 2020 for USB.
As of July 1, 2022 and December 31, 2021, the current portion of contingent consideration liabilities included in Accrued expenses and other current liabilities was $8.4 million and $0.9 million, respectively, and the non-current portion included in Other long-term liabilities on the Condensed Consolidated Balance Sheets was $0.7 million and $1.5 million, respectively.
The following table provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration:

	July 1, 2022
Contingency Type	Maximum Payout (undiscounted)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue-based payments:
InoMec and USB	$5,375	$1,976	Monte Carlo	Revenue volatility	26.7%
				Discount rate	1.8%
				Projected year(s) of payment	2022-2024
Aran	$10,484	$7,096	Probability-weighted expected returns method	Probability of occurrence	0% - 50%
				Discount rate	9.7%
				Projected year(s) of payment	2023

	December 31, 2021
Contingency Type	Maximum Payout (undiscounted)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue-based payments:
InoMec and USB	$6,750	$2,415	Monte Carlo	Revenue volatility	29.0%
				Discount rate	1.8%
				Projected year(s) of payment	2022-2024

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
Equity investments comprise the following (in thousands):

	July 1, 2022	December 31, 2021
Equity method investment	$13,468	$16,192
Non-marketable equity securities	5,637	5,637
Total equity investments	$19,105	$21,829
The components of Loss on equity investments for each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Equity method investment loss	$320	$684	$2,724	$2,019
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of July 1, 2022, the Company owned 6.8% of this fund.

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
The Company has communicated to certain customers that it is exiting certain markets it serves in the Advanced Surgical, Orthopedics & Portable Medical product line. In order to align with the planned exit of those markets and better align to its end markets and product line strategies, the Company recast its product line sales within the Medical segment to reflect the reclassification of certain products from the historical product lines to the product lines associated with those revenues that will be utilized for future revenue reporting. The Company believes the revised presentation will provide improved reporting and better transparency into the operational results of its business and markets. The Company has reclassified the prior year information in the table below to conform to the current year presentation. For the three and six months ended July 2, 2021, Cardio & Vascular sales of $7.9 million and $15.9 million, respectively, and Advanced Surgical, Orthopedics & Portable Medical sales of $6.0 million and $11.3 million, respectively, were reclassified to the Cardiac Rhythm Management & Neuromodulation product line.
The following table presents sales by product line (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Segment sales by product line:
Medical
Cardio & Vascular	$180,604	$144,683	$339,641	$285,889
Cardiac Rhythm Management & Neuromodulation	135,945	133,660	259,269	255,363
Advanced Surgical, Orthopedics & Portable Medical	23,285	23,283	42,951	43,339
Total Medical	339,834	301,626	641,861	584,591
Non-Medical	10,247	10,397	19,132	17,899
Total sales	$350,081	$312,023	$660,993	$602,490
The following table presents income for the Company’s reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Segment income:
Medical	$54,580	$56,439	$98,728	$111,964
Non-Medical	1,625	3,356	2,290	3,358
Total segment income	56,205	59,795	101,018	115,322
Unallocated operating expenses	(23,498)	(20,445)	(45,814)	(41,364)
Operating income	32,707	39,350	55,204	73,958
Unallocated expenses, net	(8,284)	(8,572)	(16,833)	(18,202)
Income before taxes	$24,423	$30,778	$38,371	$55,756

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
Revenue recognized from products and services transferred to customers over time represented 32% and 31%, respectively, for the three and six months ended July 1, 2022, compared to 34% for the three and six months ended July 2, 2021. Substantially all of the revenue recognized from products and services transferred to customers over time during the periods presented was within the Medical segment.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended
	July 1, 2022		July 2, 2021
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	18%	*	20%	*
Customer B	17%	*	17%	*
Customer C	14%	*	14%	*
Customer D	*	42%	*	36%
All other customers	51%	58%	49%	64%

	Six Months Ended
	July 1, 2022		July 2, 2021
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	18%	*	21%	*
Customer B	17%	*	17%	*
Customer C	14%	*	14%	*
Customer D	*	37%	*	32%
All other customers	51%	63%	48%	68%
__________
* Less than 10% of segment’s total revenues for the period.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(15.)    REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped.

	Three Months Ended
	July 1, 2022		July 2, 2021
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	52%	71%	53%	70%
Puerto Rico	*	*	10%	*
All other countries	48%	29%	37%	30%

	Six Months Ended
	July 1, 2022		July 2, 2021
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	51%	67%	53%	69%
Puerto Rico	*	*	10%	*
All other countries	49%	33%	37%	31%
__________
* Less than 10% of segment’s total revenues for the period.

Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	July 1, 2022	December 31, 2021
Contract assets	$70,408	$64,743
Contract liabilities	8,718	3,776
During the three and six months ended July 1, 2022, the Company recognized $0.8 million and $1.7 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2021. During the three and six months ended July 2, 2021, the Company recognized $0.2 million and $1.1 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2020.

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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors and other risks and uncertainties that arise from time to time are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in other periodic filings with the SEC and include the following:
•operational risks, such as the duration, scope and impact of the COVID-19 pandemic, including the evolving health, economic, social and governmental environments and the effect of the pandemic on our associates, suppliers and customers as well as the global economy; our dependence upon a limited number of customers; pricing pressures that we face from customers; our reliance on third party suppliers for raw materials, key products and subcomponents; our ability to attract, train and retain a sufficient number of qualified associates; the potential for harm to our reputation caused by quality problems related to our products; the dependence of our energy market-related revenues on the conditions in the oil and natural gas industry; interruptions in our manufacturing operations; our dependence upon our information technology systems and our ability to prevent cyber-attacks and other failures; our dependence upon our senior management team and technical personnel; and global climate change and the emphasis on ESG matters by various stakeholders;
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
We organize our business into two reportable segments, Medical and Non-Medical, and derive our revenues from four principal product lines. The Medical segment includes the Cardio & Vascular, Cardiac Rhythm Management & Neuromodulation and Advanced Surgical, Orthopedics & Portable Medical product lines and the Non-Medical segment comprises the Electrochem product line. For more information on our segments, please refer to Note 14 “Segment Information” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report.
The second quarter and first six months of 2022 ended on July 1 and consisted of 91 days and 182 days, respectively. The second quarter and first six months of 2021 ended on July 2 and consisted of 91 days and 183 days, respectively.
Impact of Global Events
Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the Company’s operations, and on the global economy. Specific impacts to our business include labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, restrictions on associates’ ability to travel or work, and delays in shipments to and from certain countries. We are uncertain of the future impact of the ongoing COVID-19 pandemic or recovery of prior deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution. As pandemic-related events continue to evolve, additional impacts may arise that we are not aware of currently. Additionally, the current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy. While we do not have operations in Russia or Ukraine and do not have significant direct exposure to customers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows.
Business Acquisitions
On December 1, 2021, we acquired 100% of the equity interests of Oscor Inc., Oscor Caribe, LLC and Oscor Europe GmbH (collectively “Oscor”), privately-held companies with operations in Florida, the Dominican Republic and Germany that design, develop, manufacture and market a comprehensive portfolio of highly specialized medical devices, venous access systems and diagnostic catheters and implantable devices.
On April 6, 2022, we acquired 100% of the equity interests of Connemara Biomedical Holdings Teoranta, including its operating subsidiaries Aran Biomedical and Proxy Biomedical (collectively “Aran”). A recognized leader in proprietary medical textiles, high precision biomaterial coverings and coatings as well as advanced metal and polymer braiding, Aran delivers development and manufacturing solutions for implantable medical devices. Consistent with our strategy, the combination with Aran further increases our ability to offer complete solutions for complex delivery and therapeutic devices in high growth cardiovascular markets such as structural heart, neurovascular, peripheral vascular, and endovascular as well as general surgery.
Refer to Note 2 “Business Acquisitions” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about these acquisitions.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales Realignment
We have communicated to certain customers our intent to exit certain markets we serve in the Advanced Surgical, Orthopedics & Portable Medical product line. We are working closely with these customers to support the transition of these products to other suppliers. Due to quality and regulatory requirements, we expect it will take three to four years to complete this transition and see the corresponding decline in sales. In order to align with the planned exit of those markets and better align with our end markets and product line strategies, product line sales within the Medical segment have been recast to reflect the reclassification of certain products from the historical product lines to the product lines associated with those revenues that will be utilized for future revenue reporting. We believe the revised presentation will provide improved reporting and better transparency into the operational results of our business and markets. Prior period amounts have been reclassified to conform to the new product line sales reporting presentation. For the three and six months ended July 2, 2021, Cardio & Vascular sales of $7.9 million and $15.9 million, respectively, and Advanced Surgical, Orthopedics & Portable Medical sales of $6.0 million and $11.3 million, respectively, were reclassified to the Cardiac Rhythm Management & Neuromodulation product line.
Financial Overview
Net income for the second quarter and first six months of 2022 was $20.8 million, or $0.62 per diluted share, and $32.2 million, or $0.97 per diluted share, respectively, compared to $29.4 million, or $0.89 per diluted share, and $51.0 million, or $1.53 per diluted share for the second quarter and first six months of 2021, respectively. These variances are primarily the result of the following:
•Sales for the second quarter and first six months of 2022 increased $38.1 million and $58.5 million, respectively, when compared to the same periods in 2021. During 2022, we have continued to see the demand for many of our products recover from the impacts of the COVID-19 pandemic.
•Gross profit for the second quarter and first six months of 2022 increased $4.2 million and $1.1 million, respectively, primarily from higher sales volume, partially offset by increased cost of sales resulting from labor and supply constraints.
•Operating expenses for the second quarter and first six months of 2022 increased $10.8 million and $19.9 million, respectively, when compared to the same periods in 2021, primarily due to higher labor costs and restructuring and other charges.
•Interest expense for the second quarter of 2022 increased $0.2 million compared to the same period in 2021, primarily due to higher average debt outstanding. Interest expense for the first six months of 2022 decreased $2.3 million compared to the same period in 2021, primarily due to lower interest rates during the applicable periods, partially offset by higher average debt outstanding.
•During the second quarter and first six months of 2022, we recognized losses on equity investments of $0.3 million and $2.7 million, respectively, compared to losses of $0.7 million and $2.0 million, respectively, for the second quarter and first six months of 2021. Gains and losses on equity investments are generally unpredictable in nature.
•Other loss, net for the second quarter and first six months of 2022 was $0.2 million and $0.4 million, respectively, compared to $0.4 million and $0.1 million, respectively, for the second quarter and first six months of 2021, primarily due to fluctuations in foreign currency gains and losses in the respective periods.
•We recorded provisions for income taxes for the second quarter and first six months of 2022 of $3.6 million and $6.2 million, respectively, compared with provisions for income taxes of $1.3 million and $4.8 million, respectively, for the second quarter and first six months of 2021. The change in income tax expense was primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	July 1,	July 2,	Change
	2022	2021	$	%
Medical Sales:
Cardio & Vascular	180,604	$144,683	$35,921	24.8%
Cardiac Rhythm Management & Neuromodulation	135,945	133,660	2,285	1.7%
Advanced Surgical, Orthopedics & Portable Medical	23,285	23,283	2	—%
Total Medical Sales	339,834	301,626	38,208	12.7%
Non-Medical	10,247	10,397	(150)	(1.4)%
Total sales	350,081	312,023	38,058	12.2%
Cost of sales	257,184	223,277	33,907	15.2%
Gross profit	92,897	88,746	4,151	4.7%
Gross profit as a % of sales (“Gross margin”)	26.5%	28.4%
Operating expenses:
Selling, general and administrative (“SG&A”)	41,786	35,379	6,407	18.1%
SG&A as a % of sales	11.9%	11.3%
Research, development and engineering (“RD&E”)	14,871	13,738	1,133	8.2%
RD&E as a % of sales	4.2%	4.4%
Restructuring and other charges	3,533	279	3,254	NM
Total operating expenses	60,190	49,396	10,794	21.9%
Operating income	32,707	39,350	(6,643)	(16.9)%
Operating income as a % of sales	9.3%	12.6%
Interest expense	7,773	7,532	241	3.2%
Loss on equity investments	320	684	(364)	(53.2)%
Other loss, net	191	356	(165)	(46.3)%
Income before taxes	24,423	30,778	(6,355)	(20.6)%
Provision for income taxes	3,587	1,345	2,242	166.7%
Effective tax rate	14.7%	4.4%
Net income	$20,836	$29,433	$(8,597)	(29.2)%
Net income as a % of sales	6.0%	9.4%
Diluted earnings per share	$0.62	$0.89	$(0.27)	(30.3)%
__________
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six Months Ended
	July 1,	July 2,	Change
	2022	2021	$	%
Medical Sales:
Cardio & Vascular	$339,641	$285,889	$53,752	18.8%
Cardiac Rhythm Management & Neuromodulation	259,269	255,363	3,906	1.5%
Advanced Surgical, Orthopedics & Portable Medical	42,951	43,339	(388)	(0.9)%
Total Medical Sales	641,861	584,591	57,270	9.8%
Non-Medical	19,132	17,899	1,233	6.9%
Total Sales	660,993	602,490	58,503	9.7%
Cost of sales	486,621	429,258	57,363	13.4%
Gross profit	174,372	173,232	1,140	0.7%
Gross margin	26.4%	28.8%
Operating expenses:
SG&A	81,346	70,881	10,465	14.8%
SG&A as a % of sales	12.3%	11.8%
RD&E	30,954	27,199	3,755	13.8%
RD&E, Net as a % of sales	4.7%	4.5%
Restructuring and other charges	6,868	1,194	5,674	NM
Total operating expenses	119,168	99,274	19,894	20.0%
Operating income	55,204	73,958	(18,754)	(25.4)%
Operating margin	8.4%	12.3%
Interest expense	13,741	16,064	(2,323)	(14.5)%
Loss on equity investments	2,724	2,019	705	34.9%
Other loss, net	368	119	249	NM
Income before taxes	38,371	55,756	(17,385)	(31.2)%
Provision for income taxes	6,168	4,803	1,365	28.4%
Effective tax rate	16.1%	8.6%
Net income	$32,203	$50,953	$(18,750)	(36.8)%
Net income as a % of sales	4.9%	8.5%
Diluted earnings per share	$0.97	$1.53	$(0.56)	(36.6)%

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales
For the second quarter and first six months of 2022, Cardio & Vascular (“C&V”) sales increased $35.9 million, or 25%, and $53.8 million, or 19%, respectively, versus the comparable 2021 periods. The increase in C&V sales for the second quarter and first six months of 2022 was driven by strong demand in the neurovascular, electrophysiology, and structural heart markets, as well as the Oscor and Aran acquisitions. During the second quarter and first six months of 2022, price changes decreased C&V sales by $0.6 million and increased sales by $0.4 million, respectively, in comparison to the 2021 periods. Foreign currency exchange rate fluctuations increased C&V sales for the second quarter and first six months of 2022 by $1.6 million and $2.6 million, respectively, in comparison to the 2021 periods, primarily due to U.S. dollar fluctuations relative to the Euro.
For the second quarter and first six months of 2022, Cardiac & Neuromodulation (“CRM&N”) sales increased $2.3 million, or 2%, and $3.9 million or 2%, respectively, versus the comparable 2021 periods. CRM&N sales for the second quarter and first six months of 2022 increased as growth from the recent Oscor acquisition was partially offset by labor and supply chain constraints. During the second quarter and first six months of 2022, price reductions lowered CRM&N sales by $1.0 million and $1.8 million, respectively, in comparison to the 2021 periods. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales during the second quarter and first six months of 2022 in comparison to 2021.
In addition to Portable Medical sales, Advanced Surgical, Orthopedic & Portable Medical (“AS&O”) includes sales to the acquirer of our divested Advanced Surgical, Orthopedic product line. For the second quarter and first six months of 2022, AS&O sales were flat and decreased $0.4 million or 1%, respectively, versus the comparable 2021 periods, driven by a reduction in demand for COVID-related ventilator and patient monitoring components. During the second quarter and first six months of 2022, price changes increased AS&O sales by $0.3 million in comparison to the 2021 periods. Foreign currency exchange rate fluctuations did not have a material impact on AS&O sales during the second quarter and first six months of 2022 in comparison to the 2021 periods.
For the second quarter and first six months of 2022, Non-Medical sales decreased $0.2 million, or 1%, and increased $1.2 million or 7%, respectively, versus the comparable 2021 periods. The increase in sales earlier this year attributable to a continued recovery of the energy market was slowed during the second quarter as our ability to fulfill strong customer demand was constrained by supplier shortages. Price reductions and foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the second quarter and first six months of 2022 in comparison to the 2021 periods.
Gross Profit

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Gross profit (in thousands)	$92,897	$88,746	174,372	173,232
Gross margin	26.5%	28.4%	26.4%	28.8%
Gross margin for the second quarter and first six months of 2022 decreased 190 basis points and 240 basis points, respectively, compared to the comparable 2021 periods, primarily driven by incremental labor and supply chain costs related to overtime, training, and manufacturing inefficiencies from supply chain disruptions.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Six Months
Compensation and benefits(a)	$3,386	$5,285
Amortization expense(b)	1,268	2,112
Travel and entertainment(c)	591	884
Contract services(d)	309	732
All other SG&A(e)	853	1,452
Net increase in SG&A expenses	$6,407	$10,465
__________
(a)Compensation and benefits increased during the second quarter and first six months of 2022 compared to the prior year periods primarily due to an increase in headcount from the Aran and Oscor Acquisitions.
(b)Amortization expense increased during the second quarter and first six months of 2022 compared to the prior year periods due to amortization of intangible assets from the Aran and Oscor Acquisitions.
(c)The increases in travel and entertainment expense was due to a modest return to travel as travel restrictions originally implemented in response to the COVID-19 pandemic ease.
(d)Contract services expense increased during the second quarter and first six months of 2022 compared to the prior year periods primarily due to higher software costs from information technology enhancements.
(e)The net increase in all other SG&A for the second quarter and first six months of 2022 compared to the same periods of 2021 is primarily attributable to higher professional fees.
RD&E
RD&E expense for the second quarter and first six months of 2022 was $14.9 million and $31.0 million, respectively, compared to $13.7 million and $27.2 million, respectively, for the second quarter and first six months of 2021. The increases in RD&E expense during the second quarter and first six months of 2022 compared to the same periods in 2021, were primarily due to investments made to support long-term revenue growth, the timing of program milestone achievements for customer funded programs, and incremental expense due to the Aran and Oscor Acquisitions. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Restructuring and Other Charges
We continuously evaluate our business and identify opportunities to realign resources to better serve our customers and markets, improve operational efficiency and capabilities, and lower operating costs. To realize the benefits associated with these opportunities, we undertake restructuring-type activities to transform our business. We incur costs associated with these activities, which primarily include exit and disposal costs and other costs directly related to the restructuring initiative. Restructuring charges include exit and disposal costs from these activities and restructuring-related charges are costs directly related to the restructuring initiatives. In addition, from time to time, the Company incurs costs associated with acquiring and integrating businesses, and certain other general expenses, including asset impairments.
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Restructuring charges(a)	$(5)	$191	$1,098	$845
Acquisition and integration costs(b)	3,333	26	5,269	110
Other general expenses(c)	205	62	501	239
Total restructuring and other charges	$3,533	$279	$6,868	$1,194
__________
(a)Restructuring charges for the first six months of 2022 primarily consist of termination benefits associated with our operational excellence projects, partially offset by reversals in the second quarter of previously accrued termination benefits within our strategic reorganization and alignment initiatives.
(b)Amounts include expenses related to the purchase of certain assets and liabilities from business acquisitions. Acquisition and integration costs for the second quarter and first six months of 2022 include costs associated with the acquisition of Aran and Oscor.
(c)Amounts include expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies.
Refer to Note 8 “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense is as follows (dollars in thousands):

	Three Months Ended
	July 1, 2022			July 2, 2021		Change
	Amount	Rate		Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$6,679	2.73%		$5,646	3.26%	$1,033	(53)
Loss on interest rate swap	526	0.21		787	0.46	(261)	(25)
Amortization of deferred debt issuance costs and original issue discount	482	0.22		992	0.60	(510)	(38)
Losses from extinguishment of debt	—	—		82	0.05	(82)	(5)
Interest expense on borrowings	7,687	3.16%		7,507	4.37%	180	(121)
Other interest expense	86			25		61
Total interest expense	$7,773			$7,532		$241

	Six Months Ended
	July 1, 2022			July 2, 2021		Change
	Amount	Rate		Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$11,326	2.49%		$11,751	3.29%	$(425)	(80)
Loss on interest rate swap	1,293	0.29		1,821	0.51	(528)	(22)
Amortization of deferred debt issuance costs and original issue discount	963	0.23		2,018	0.60	(1,055)	(37)
Losses from extinguishment of debt	—	—		428	0.12	(428)	(12)
Interest expense on borrowings	13,582	3.01%	—	16,018	4.52%	(2,436)	(151)
Other interest expense	159			46		113
Total interest expense	$13,741			$16,064		$(2,323)
During 2022, increases in contractual interest expense due to higher average debt outstanding have been completely or partially offset by lower applicable interest rates. The higher average debt balance outstanding is the result of borrowings to fund the Oscor and Aran acquisitions, while the lower interest rates were the result of beneficial changes in our Senior Secured Credit Facilities agreement. During the third and fourth quarters of 2021 we entered into and subsequently amended a new Senior Secured Credit Facilities agreement, which among other changes, lowered the interest rate spreads on our Revolving Credit Facility and TLA Facility by 75 basis points and the LIBOR floor on our TLB facility by 50 basis points.
Other components of interest expense on borrowings include losses on interest rate swaps and non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Interest rate swap includes realized (gains) losses on our interest rate swap contract which fluctuate depending on the spread between the rate swap contract fixed rate and senior secured credit facility floating rate. Compared to the same periods in 2021, amortization of deferred debt issuance costs and original issue discount decreased as a result of the extended maturity under the new Senior Secured Credit Facilities. We had no losses from extinguishment of debt during 2022. The losses from extinguishment of debt during the first six months of 2021 were related to prepayments of portions of the Term Loan B facility under the previous credit agreement.
See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
As of July 1, 2022 and December 31, 2021, approximately 16% and 18%, respectively, of our principal amount of debt has been converted to fixed-rate borrowings with interest rate swaps.  We enter into interest rate swap agreements in order to reduce our exposure to fluctuations in the LIBOR rate. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our interest rate swap agreements.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Loss on Equity Investments
During the second quarter and first six months of 2022, we recognized losses on equity investments of $0.3 million and $2.7 million, respectively. During the second quarter and first six months of 2021, we recognized losses of $0.7 million and $2.0 million, respectively. The amounts for both 2022 and 2021 relate to our share of equity method investee losses including unrealized depreciation of the underlying interests of the investee. As of July 1, 2022 and December 31, 2021, the carrying value of our equity investments was $19.1 million and $21.8 million, respectively. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other Loss, Net
Other loss, net for the second quarter and first six months of 2022 was $0.2 million and $0.4 million, respectively, compared to $0.4 million and $0.1 million for the second quarter and first six months of 2021, respectively. Other loss, net primarily includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits, Dominican peso, or Israeli shekel.
The impact of exchange rates on transactions denominated in foreign currencies included in Other loss, net for the second quarter and first six months of 2022 were losses of $0.4 million and $0.5 million, respectively, compared to losses of $0.4 million and $0.1 million for the second quarter and first six months of 2021, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Provision for Income Taxes
We recognized income tax expense of $3.6 million for the second quarter of 2022 on $24.4 million of income before taxes (effective tax rate of 14.7%), compared to an income tax expense of $1.3 million on $30.8 million of income before taxes (effective tax rate of 4.4%) for the same period of 2021. The income tax expense for the first six months of 2022 was $6.2 million on $38.4 million of income before taxes (effective tax rate of 16.1%), compared to income tax expense of $4.8 million on income before taxes of $55.8 million (effective tax rate of 8.6%) for the same period of 2021. We did not record discrete tax expense for the second quarter of 2022. Income tax expense for the first six months of 2022 included $0.5 million of discrete tax expense. Income tax expense for the second quarter and first six months of 2021 included $3.8 million and $4.4 million, respectively, of discrete tax benefits consisting principally of $3.5 million of tax benefits related to the reversal of unrecognized tax benefits resulting from effective settlement of tax audits during the second quarter of 2021.
There is a potential for volatility in our effective tax rate due to several factors including changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. We continue to closely monitor developments related to proposed changes in tax laws and tax rates, including current proposals for U.S. Tax Reform and a proposed 15% Minimum Global Tax Rate proposed by the Organization for Economic Cooperation and Development. We currently have various tax planning initiatives in place and continuously evaluate planning strategies aimed at reducing our effective tax rate over the long term. This includes strategies to realize deferred tax assets that would otherwise expire unutilized.
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
We currently have a tax holiday in Malaysia through April 2023 provided certain conditions continue to be met. In addition, we acquired manufacturing operations in the Dominican Republic as part of the Oscor Acquisition, and are operating under a free trade zone agreement in the Dominican Republic through March 2034. With the exception of the expiration of these tax holidays, we are not currently aware of any material trends in these jurisdictions that are likely to impact our current or future tax expense. Our future effective tax rates could be adversely affected however, by earnings being lower than anticipated in countries where we have lower effective tax rates and higher than anticipated in countries where we have higher effective tax rates, or by changes in tax laws or regulations. We regularly assess any significant exposure associated with increases in tax rates in international jurisdictions and adjustments are made as events occur that warrant adjustment to our tax provisions.
Liquidity and Capital Resources

(dollars in thousands)	July 1, 2022	December 31, 2021
Cash and cash equivalents	$15,593	$17,885
Working capital	$335,287	$293,353
Current ratio	2.70	2.84
Cash and cash equivalents at July 1, 2022 decreased by $2.3 million from December 31, 2021, primarily due to purchases of property, plant and equipment and debt principal payments offsetting cash generated from operating activities. In addition, the acquisition of Aran resulted in a net cash disbursement of $129.3 million, which was funded by proceeds from borrowing under our Senior Secured Revolving Credit Facility.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Working capital increased by $41.9 million from December 31, 2021, primarily from positive working capital fluctuations associated with accounts receivable and inventory aggregating to $78.4 million, which were partially offset by increases in accounts payable and accrued expenses and other current liabilities of $26.2 million and $11.4 million, respectively. During the first six months of 2022, accounts receivable increased mainly from an increase in sales volume and inventory increased to support higher product demand, sales volume and material stock levels to protect availability of critical components. Accounts payable increased mainly from higher sequential inventory purchases and the timing of supplier payments. Accrued expenses and other current liabilities increased mainly from the contingent consideration for the Aran acquisition.
At July 1, 2022, $14.4 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
Summary of Cash Flow

	Six Months Ended
(in thousands)	July 1, 2022	July 2, 2021
Cash provided by (used in):
Operating activities	$37,011	$68,787
Investing activities	(148,659)	(18,401)
Financing activities	115,603	(69,184)
Effect of foreign currency exchange rates on cash and cash equivalents	(6,247)	173
Net change in cash and cash equivalents	$(2,292)	$(18,625)
Operating Activities – During the first six months of 2022, we generated cash from operations of $37.0 million, compared to $68.8 million for the first six months of 2021. The decrease of $31.8 million was due to a decrease of $3.3 million in net income adjusted for non-cash items such as depreciation and amortization and a decrease of $28.5 million in cash flow provided by changes in operating assets and liabilities.
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
Investing Activities – The $130.3 million increase in net cash used in investing activities was primarily attributable to an increase in net cash paid during the second quarter of 2022 for the Aran acquisition and settlement of working capital and other closing adjustments with Oscor of $126.6 million and increased purchases of property, plant and equipment of $22.6 million in the first six months of 2022, compared to $18.4 million in the same period last year.
Financing Activities – Net cash provided by financing activities for the first six months of 2022, was $115.6 million compared to $69.2 million used in financing activities for the first six months of 2021. Financing activities during the first six months of 2022 included net borrowings of $118.4 million, compared to debt payments of $64.8 million for the comparable 2021 period. The net cash inflow for 2022 included $160.0 million in borrowings on the revolving line of credit primarily to fund the Aran acquisition.
Capital Structure – As of July 1, 2022, our capital structure consisted of $947 million of debt, net of deferred debt issuance costs and unamortized discounts, outstanding under our Senior Secured Credit Facilities and 33 million shares of common stock outstanding. As of July 1, 2022, we had access to $249.2 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit, and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of July 1, 2022, our contractual debt service obligations for the remainder of 2022, consisting of principal and interest on our outstanding debt, were estimated to be $24.7 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.

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
Credit Facilities - As of July 1, 2022, we had Senior Secured Credit Facilities that consist of (i) a $400 million revolving credit facility (the “Revolving Credit Facility”), which had available borrowing capacity of $249.2 million, (ii) a term loan A facility (the “TLA Facility”) with outstanding principal balance of $461 million, and (iii) a term loan B facility (the “TLB Facility”) with outstanding principal balance of $347 million. The Revolving Credit Facility and TLA Facility mature on September 2, 2026. The TLB Facility matures on September 2, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a total net leverage ratio not to exceed 5.50:1.00 (stepping down to 5.00:1.00 for the third fiscal quarter of 2023 through maturity and subject to increase in certain circumstances following certain qualified acquisitions) and (ii) an interest coverage ratio of at least 2.50:1.00. As of July 1, 2022, we were in compliance with these financial covenants. The TLB Facility does not contain any financial maintenance covenants. As of July 1, 2022, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 3.1 to 1.0. For the twelve month period ended July 1, 2022, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 13.0 to 1.0.
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
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of July 1, 2022. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of July 1, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended July 1, 2022, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

Dated:	July 28, 2022	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jason K. Garland
Jason K. Garland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)