Form 10-Q
period 2022-09-30
Integer Holdings Corp
filed 2022-10-27
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of October 21, 2022 was: 33,130,993 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended September 30, 2022

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$20,187	$17,885
Accounts receivable, net of provision for credit losses of $0.2 million and $0.1 million, respectively	215,982	182,310
Inventories	210,459	155,699
Refundable income taxes	9,725	4,735
Contract assets	71,427	64,743
Prepaid expenses and other current assets	28,837	27,610
Total current assets	556,617	452,982
Property, plant and equipment, net	282,330	277,099
Goodwill	965,118	924,704
Other intangible assets, net	816,001	807,810
Deferred income taxes	6,117	5,711
Operating lease assets	73,023	70,053
Other long-term assets	39,267	43,856
Total assets	$2,738,473	$2,582,215
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,250	$15,250
Accounts payable	101,152	76,859
Income taxes payable	1,357	725
Operating lease liabilities	10,601	9,862
Accrued expenses and other current liabilities	70,402	56,933
Total current liabilities	198,762	159,629
Long-term debt	923,396	812,876
Deferred income taxes	176,835	171,505
Operating lease liabilities	62,017	59,767
Other long-term liabilities	22,399	23,741
Total liabilities	1,383,409	1,227,518
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,130,993 and 33,063,336 shares issued and outstanding, respectively	33	33
Additional paid-in capital	727,050	713,150
Retained earnings	662,584	614,324
Accumulated other comprehensive income (loss)	(34,603)	27,190
Total stockholders’ equity	1,355,064	1,354,697
Total liabilities and stockholders’ equity	$2,738,473	$2,582,215
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$342,680	$305,574	$1,003,673	$908,064
Cost of sales	255,962	223,702	742,583	652,960
Gross profit	86,718	81,872	261,090	255,104
Operating expenses:
Selling, general and administrative	38,195	34,269	119,541	105,150
Research, development and engineering	16,123	12,050	47,077	39,249
Restructuring and other charges	3,142	2,463	10,010	3,657
Total operating expenses	57,460	48,782	176,628	148,056
Operating income	29,258	33,090	84,462	107,048
Interest expense	10,676	10,053	24,417	26,117
(Gain) loss on equity investments	2,887	(152)	5,611	1,867
Other (gain) loss, net	(1,300)	10	(932)	129
Income before taxes	16,995	23,179	55,366	78,935
Provision for income taxes	938	1,113	7,106	5,916
Net income	$16,057	$22,066	$48,260	$73,019

Earnings per share:
Basic	$0.48	$0.67	$1.46	$2.21
Diluted	$0.48	$0.66	$1.45	$2.20

Weighted average shares outstanding:
Basic	33,145	33,008	33,116	32,982
Diluted	33,336	33,309	33,329	33,250

Comprehensive Income (Loss)
Net income	$16,057	$22,066	$48,260	$73,019
Other comprehensive loss:
Foreign currency translation loss	(29,364)	(7,836)	(64,525)	(21,716)
Change in fair value of cash flow hedges, net of tax	45	57	2,732	196
Other comprehensive loss, net of tax	(29,319)	(7,779)	(61,793)	(21,520)
Comprehensive income (loss), net of tax	$(13,262)	$14,287	$(13,533)	$51,499
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2022	October 1, 2021
Cash flows from operating activities:
Net income	$48,260	$73,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,645	60,479
Debt related charges included in interest expense	1,445	6,526
Inventory step-up amortization	798	—
Stock-based compensation	15,973	12,235
Non-cash lease expense	8,179	5,918
Non-cash loss on equity investments	5,611	1,867
Other non-cash losses	3,373	870
Deferred income taxes	(969)	(242)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(33,496)	(21,638)
Inventories	(59,036)	(838)
Prepaid expenses and other assets	(1,255)	(599)
Contract assets	(7,698)	(19,528)
Accounts payable	25,524	16,044
Accrued expenses and other liabilities	(6,012)	(4,292)
Income taxes	(4,563)	(12,411)
Net cash provided by operating activities	64,779	117,410
Cash flows from investing activities:
Acquisition of property, plant and equipment	(43,098)	(29,711)
Proceeds from sale of property, plant and equipment	636	81
Acquisitions, net	(126,636)	—
Net cash used in investing activities	(169,098)	(29,630)
Cash flows from financing activities:
Principal payments of term loans	(11,437)	(737,973)
Proceeds from issuance of term loans	—	598,250
Proceeds from revolving credit facility	160,000	82,300
Payments of revolving credit facility	(39,000)	(45,000)
Proceeds from the exercise of stock options	—	594
Payment of debt issuance costs	—	(5,436)
Tax withholdings related to net share settlements of restricted stock unit awards	(2,073)	(3,130)
Contingent consideration payments	(493)	(1,621)
Principal payments on finance leases	(585)	(51)
Net cash provided by (used in) financing activities	106,412	(112,067)
Effect of foreign currency exchange rates on cash and cash equivalents	209	553
Net increase (decrease) in cash and cash equivalents	2,302	(23,734)
Cash and cash equivalents, beginning of period	17,885	49,206
Cash and cash equivalents, end of period	$20,187	$25,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Total stockholders’ equity, beginning balance	$1,363,451	$1,314,572	$1,354,697	$1,271,055

Common stock and additional paid-in capital
Balance, beginning of period	722,208	707,152	713,183	700,847
Stock awards exercised or vested	(147)	112	(2,073)	(2,536)
Stock-based compensation	5,022	3,282	15,973	12,235
Balance, end of period	727,083	710,546	727,083	710,546
Retained earnings
Balance, beginning of period	646,527	568,469	614,324	517,516
Net income	16,057	22,066	48,260	73,019
Balance, end of period	662,584	590,535	662,584	590,535
Accumulated other comprehensive income (loss)
Balance, beginning of period	(5,284)	38,951	27,190	52,692
Other comprehensive loss	(29,319)	(7,779)	(61,793)	(21,520)
Balance, end of period	(34,603)	31,172	(34,603)	31,172

Total stockholders’ equity, ending balance	$1,355,064	$1,332,253	$1,355,064	$1,332,253
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
The third quarter and first nine months of 2022 ended on September 30 and consisted of 91 days and 273 days, respectively. The third quarter and first nine months of 2021 ended on October 1 and consisted of 91 days and 274 days, respectively.
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
Risks and Uncertainties
Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, severe and sustained inflation, a rising interest rate environment, fluctuations in global currencies, and supply chain disruptions could cause economic uncertainty and volatility. The impact of these issues on the Company’s operations will vary by geographic market and product line, but specific impacts to our business include increased borrowing costs, labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, restrictions on associates’ ability to travel or work, and delays in shipments to and from certain countries. The Company monitors economic conditions closely. In response to reductions in revenue, the Company can take actions to align its cost structure with changes in demand and manage its working capital. However, there can be no assurance as to the effectiveness of these efforts to mitigate any impact of the current and future adverse economic conditions and other developments.
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
For segment reporting purposes, the results of operations from Aran have been included in the Company’s Medical segment since the acquisition date. Sales and earnings related to the operations of Aran for the three and nine months ended September 30, 2022 were not material.
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
The Company preliminarily estimated fair values for the assets purchased, liabilities assumed and purchase consideration as of the date of the acquisition. The determination of estimated fair value requires management to make significant estimates and assumptions based on information that is available at the time the consolidated financial statements are prepared. The Company recorded the preliminary purchase price allocation in the fourth quarter of 2021. During the first nine months of 2022, the Company recorded measurement period adjustments, inclusive of working capital and other closing adjustments, resulting in increases to goodwill and current liabilities of $0.4 million and $2.3 million, respectively, and decreases to current assets (excluding inventory) and inventory of $2.5 million and $0.8 million, respectively. The preliminary purchase price allocation remains subject to measurement period adjustments. As a result, the allocation of the preliminary purchase price may change in the future.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(2.)    BUSINESS ACQUISITIONS (Continued)
Pro Forma (unaudited) disclosures
The following table presents (in thousands) unaudited pro forma financial information as if Aran and Oscor had been included in the Company’s financial results as of the beginning of fiscal year 2021 and 2020, respectively, through the date of acquisition. The pro forma results include the historical results of operations of the Company, Aran and Oscor, as well as adjustments for additional amortization of the assets acquired, additional interest expense related to the financing of the transactions and other transactional adjustments. The pro forma results do not include efficiencies, cost reductions or synergies expected to result from the acquisition. These pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

	Nine Months Ended September 30, 2022	Three Months Ended October 1, 2021	Nine Months Ended October 1, 2021
Sales	$1,009,036	$324,093	$964,059
Net income	50,285	20,176	64,628
Acquisition costs
During the three and nine months ended September 30, 2022, direct costs of these acquisitions of $0.1 million and $2.9 million, respectively, were expensed as incurred and included in Restructuring and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 30, 2022	October 1, 2021
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$4,992	$4,311
Debt issuance costs incurred but not yet paid	—	1,713
Supplemental lease disclosures:
Assets acquired under operating leases	11,817	7,772
(4.)    INVENTORIES
Inventories comprise the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$98,215	$70,956
Work-in-process	99,191	74,152
Finished goods	13,053	10,591
Total	$210,459	$155,699

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2022 were as follows (in thousands):

	Medical	Non- Medical	Total
December 31, 2021	$907,704	$17,000	$924,704
Acquisition (Note 2)	68,460	—	68,460
Acquisition-related adjustments (Note 2)	414		414
Foreign currency translation	(28,460)	—	(28,460)
September 30, 2022	$948,118	$17,000	$965,118
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

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2022
Definite-lived:
Purchased technology and patents	$279,602	$(173,058)	$106,544
Customer lists	808,964	(205,575)	603,389
Amortizing tradenames and other	20,970	(5,190)	15,780
Total amortizing intangible assets	$1,109,536	$(383,823)	$725,713
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2021
Definite-lived:
Purchased technology and patents	$269,359	$(164,298)	$105,061
Customer lists	783,618	(187,412)	596,206
Amortizing tradenames and other	20,462	(4,207)	16,255
Total amortizing intangible assets	$1,073,439	$(355,917)	$717,522
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Cost of sales	$3,980	$3,216	$11,662	$9,717
Selling, general and administrative expenses	8,146	7,068	24,353	21,356
Total intangible asset amortization expense	$12,126	$10,284	$36,015	$31,073

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)
Estimated future intangible asset amortization expense based on the carrying value as of September 30, 2022 is as follows (in thousands):

	Remainder of 2022	2023	2024	2025	2026	After 2026
Amortization Expense	$12,184	51,171	50,539	49,691	47,841	514,287
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
Long-term debt related to the Senior Secured Credit Facilities as of September 30, 2022 and December 31, 2021, respectively, comprises the following (in thousands):

	September 30, 2022	December 31, 2021
Senior secured term loan A	$458,250	$467,062
Senior secured term loan B	346,500	349,125
Senior secured revolving credit facility	140,300	19,300
Unamortized discount on term loan B and deferred debt issuance costs	(6,404)	(7,361)
Total debt	938,646	828,126
Current portion of long-term debt	(15,250)	(15,250)
Total long-term debt	$923,396	$812,876
Revolving Credit Facility
The Revolving Credit Facility matures on September 2, 2026 and includes a $40 million sublimit for swingline loans and standby letters of credit. As of September 30, 2022, the Company had available borrowing capacity on the Revolving Credit Facility of $254.2 million after giving effect to $140.3 million of outstanding borrowings and $5.5 million of outstanding standby letters of credit.
Interest rates on the Revolving Credit Facility are at the Company’s option, either at: (i) the applicable LIBOR (or an applicable benchmark replacement) plus the applicable margin, which will range between 1.25% and 2.25%, based on the Company’s Total Net Leverage Ratio (as defined in the Senior Secured Credit Facilities agreement), or (ii) the Base Rate (as defined below) plus the applicable margin, which will range between 0.25% and 1.25%, based on the Company’s Total Net Leverage Ratio. The Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the prime rate (as defined in the Senior Secured Credit Facilities agreement), (ii) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, and (iii) one-month LIBOR plus 1.00%. As of September 30, 2022, the interest rate on outstanding borrowings under the Revolving Credit Facility was 4.87%.
The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.15% and 0.25%, depending on the Company’s Total Net Leverage Ratio. As of September 30, 2022, the commitment fee on the unused portion of the Revolving Credit Facility was 0.20%.
Term Loan Facilities
The TLA Facility and TLB Facility mature on September 2, 2026 and September 2, 2028, respectively, and require quarterly installments. The quarterly principal installments under the TLA Facility increase over the term of the loan. The interest rate terms for the TLA Facility are the same as those outlined above for the Revolving Credit Facility. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the applicable LIBOR rate plus 2.50%, with LIBOR subject to a 0.50% floor, or (ii) the Base Rate plus 1.50%. As of September 30, 2022, the interest rates on the TLA Facility and TLB Facility were 4.87% and 5.62%, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6.)     DEBT (Continued)
Covenants
The Senior Secured Credit Facilities agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require that (i) the Company maintain a Total Net Leverage Ratio not to exceed 5.50:1.00 (stepping down to 5.00:1.00 for the third fiscal quarter of 2023 through maturity and subject to increase in certain circumstances following qualified acquisitions, but shall not exceed 5.50:1.00) and (ii) the Company maintain an interest coverage ratio of at least 2.50:1.00. The TLB Facility does not contain any financial maintenance covenants. As of September 30, 2022, the Company was in compliance with these financial covenants.
Contractual maturities under the Senior Secured Credit Facilities for the remainder of 2022 and through maturity, excluding any discounts or premiums, as of September 30, 2022 are as follows (in thousands):

	Remainder of 2022	2023	2024	2025	2026	After 2026
Future minimum principal payments	$3,812	18,187	29,938	38,750	522,738	331,625
(7.)     STOCK-BASED COMPENSATION
The Company maintains certain stock-based compensation plans that were approved by the Company’s stockholders and are administered by the Board of Directors (the “Board”) or the Compensation and Organization Committee of the Board. The stock-based compensation plans provide for the granting of stock options, restricted stock awards, time-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), stock appreciation rights and stock bonuses to employees, non-employee directors, consultants, and service providers.
Stock-based Compensation Expense
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
RSUs and PRSUs	$5,022	$3,282	$15,973	$12,235
Total stock-based compensation expense	$5,022	$3,282	$15,973	$12,235

Cost of sales	$749	$649	$2,355	$2,586
Selling, general and administrative	3,710	2,177	11,563	8,747
Research, development and engineering	209	302	872	748
Restructuring and other charges	354	154	1,183	154
Total stock-based compensation expense	$5,022	$3,282	$15,973	$12,235

Stock Options
The following table summarizes the Company’s stock option activity for the nine month period ended September 30, 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2021	247,640	$38.03
No activity	—	—
Outstanding and exercisable at September 30, 2022	247,640	$38.03	3.3	$6.0

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(7.)     STOCK-BASED COMPENSATION (Continued)
Restricted Stock Units
During the nine months ended September 30, 2022, the Company awarded grants of either RSUs or a mix of RSUs and PRSUs to members of its Board of Directors and certain members of management. Most RSUs granted during the nine months ended September 30, 2022 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. RSUs are issued to members of the Board as a portion of their annual retainer and vest quarterly over a one-year vesting term. The grant-date fair value of all RSUs is equal to the closing market price of Integer common stock on the date of grant.
The following table summarizes RSU activity for the nine month period ended September 30, 2022:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	248,131	$81.14
Granted	185,180	78.32
Vested	(95,823)	79.21
Forfeited	(24,541)	79.69
Nonvested at September 30, 2022	312,947	$80.17
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
The following table summarizes PRSU activity for the nine month period ended September 30, 2022:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	198,869	$92.07
Granted	131,393	90.84
Forfeited	(52,448)	99.30
Nonvested at September 30, 2022	277,814	$90.13
The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with market-based performance conditions. The grant-date fair value of all other PRSUs is equal to the closing market price of Integer common stock on the date of grant.
The weighted average fair value and assumptions used to value the PRSU awards granted with market-based performance conditions are as follows:

	Nine Months Ended
	September 30, 2022	October 1, 2021
Weighted average fair value	$97.58	$85.16
Risk-free interest rate	1.58%	0.19%
Expected volatility	42%	41%
Expected life (in years)	3.9	3.0
Expected dividend yield	—%	—%
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
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Restructuring charges	$1,919	$1,727	$3,017	$2,572
Acquisition and integration costs	597	182	5,866	292
Other general expenses	626	554	1,127	793
Total restructuring and other charges	$3,142	$2,463	$10,010	$3,657
Restructuring programs
The following table comprises restructuring and restructuring-related charges by income statement classification for the three and nine month periods ended September 30, 2022 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Restructuring charges:
Restructuring and other charges	$1,919	$3,017
Restructuring-related expenses(a):
Cost of sales	455	789
Selling, general and administrative	563	1,265
Research, development and engineering	321	824
Total restructuring and restructuring-related charges	$3,258	$5,895
__________
(a) Restructuring-related expenses primarily include retention bonuses and consulting expenses. Restructuring related expenses for the three and nine months ended October 1, 2021 were not material.
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
2022 OE Initiatives - Costs related to the Company’s 2022 OE initiatives are primarily recorded within the Medical segment or unallocated operating expenses and mainly include termination benefits. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2022 OE initiatives of between approximately $3 million to $5 million, the majority of which are expected to be cash expenditures. As of September 30, 2022, total restructuring and restructuring-related charges incurred since inception were $1.6 million. These actions are expected to be substantially complete by the end of 2025.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(8.)     RESTRUCTURING AND OTHER CHARGES (Continued)
2021 OE Initiatives - Costs related to the Company’s 2021 OE initiatives are primarily recorded within the Medical segment or unallocated operating expenses and mainly include termination benefits. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2021 OE initiatives of between approximately $4 million to $5 million, the majority of which are expected to be cash expenditures. As of September 30, 2022, total restructuring and restructuring-related charges incurred since inception were $4.9 million. These actions are expected to be substantially complete by the end of 2022.
Strategic reorganization and alignment
The Company’s strategic reorganization and alignment (“SRA”) initiatives primarily include those that align resources with market conditions and the Company’s strategic direction in order to enhance the profitability of its portfolio of products.
Cost Reduction Initiatives - During the third quarter of 2022, the Company recorded $1.1 million in restructuring charges related to cost reduction actions taken in response to higher manufacturing and direct labor costs. These charges consisted of employee termination benefits. The Company expects to incur aggregate pre-tax cash charges of up to $2.0 million through completion in the second quarter of 2023.
2021 SRA Initiatives - During the fourth quarter of 2021, the Company initiated plans to exit certain markets served in our Medical segment to enhance profitability and reallocate manufacturing capacity needed to support our overall growth plans. The Company estimates that it will incur a range of pre-tax charges in connection with the 2021 SRA initiatives of approximately $5 million and $8 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s 2021 SRA Initiatives are primarily recorded within the Medical segment and mainly include termination benefits. As of September 30, 2022, total restructuring and restructuring-related charges incurred since inception were $2.8 million. These actions are expected to be completed by the end of 2025.
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence initiatives	Strategic reorganization and alignment	Total
December 31, 2021	$298	$134	$432
Charges incurred, net of reversals	964	2,053	3,017
Cash payments	(1,194)	(152)	(1,346)
September 30, 2022	$68	$2,035	$2,103
Acquisition and integration
Acquisition and integration costs primarily consist of professional fees and other costs related to business acquisitions. During the nine months ended September 30, 2022, acquisition and integration costs included $5.9 million of expenses primarily related to the acquisitions of Oscor and Aran.
Other general expenses
During the nine months ended September 30, 2022 and October 1, 2021, the Company recorded expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies.

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
The Company’s effective tax rate for the third quarter of 2022 was 5.5% on $17.0 million of income before taxes compared to 4.8% on $23.2 million of income before taxes for the same period in 2021. The Company’s effective tax rate for the nine months ended September 30, 2022 was 12.8% on $55.4 million of income before taxes compared to 7.5% on $78.9 million of income before taxes for the same period of 2021. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the third quarter and first nine months of 2022 and 2021 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the Foreign Derived Intangible Income (“FDII”) deduction, the availability of tax credits, and the recognition of certain discrete tax items.
The Company recorded a discrete tax benefit of $0.7 million and $0.2 million for the third quarter and first nine months of 2022, compared to discrete tax benefits of $1.6 million and $6.1 million, respectively, for the third quarter and first nine months of 2021. The discrete tax benefit for third quarter and the first nine months of 2022 is predominately related to favorable return to provision adjustments attributable to the 2021 tax year. The remainder of the discrete tax benefits relate predominately to excess tax benefits recognized upon vesting of RSUs during those periods and/or tax shortfalls recorded for the forfeiture of certain PRSUs. Approximately $3.5 million of the discrete tax benefits recognized for the first nine months of 2021 relate to the reversal of unrecognized tax benefits resulting from the effective settlement of tax audits during the second quarter of 2021. The remainder of the discrete tax benefits relate predominately to excess tax benefits recognized upon vesting of RSUs or exercise of stock options during those quarters and favorable return to provision adjustments related to the 2020 tax year.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of September 30, 2022, the Company had unrecognized tax benefits of approximately $6.6 million, of which approximately $6.5 million would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized. As of September 30, 2022, the Company believes the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to its consolidated financial statements.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The CARES Act provided for deferred payment of the employer portion of social security taxes through the end of 2020. As of September 30, 2022 and December 31, 2021, the Company had a remaining deferred amount of $4.8 million, which is due to be paid on or before January 3, 2023. The deferred payroll taxes are included within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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
Product Warranties
The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The product warranty liability is presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The change in product warranty liability comprised the following (in thousands):

December 31, 2021	$509
Additions to warranty reserve, net of reversals	(13)
Adjustments to pre-existing warranties	(375)
September 30, 2022	$121
(11.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Numerator for basic and diluted EPS:
Net income	$16,057	$22,066	$48,260	$73,019

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	33,145	33,008	33,116	32,982
Dilutive effect of share-based awards	191	301	213	268
Weighted average shares outstanding - Diluted	33,336	33,309	33,329	33,250

Basic EPS	$0.48	$0.67	$1.46	$2.21
Diluted EPS	$0.48	$0.66	$1.45	$2.20
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
RSUs	30	1	13	4
PRSUs	162	83	164	70

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(12.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the nine month periods ended September 30, 2022 and October 1, 2021:

	Nine Months Ended
	September 30, 2022	October 1, 2021
Shares outstanding at beginning of period	33,063,336	32,908,178
Stock options exercised	—	27,002
Vesting of RSUs, net of shares withheld to cover taxes	67,657	81,804
Shares outstanding at end of period	33,130,993	33,016,984
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
July 1, 2022	$(890)	$1,110	$(5,441)	$(5,221)	$(63)	$(5,284)
Unrealized loss on cash flow hedges	—	(150)	—	(150)	32	(118)
Realized loss on foreign currency hedges	—	211	—	211	(44)	167
Realized gain on interest rate swap hedge	—	(4)	—	(4)	—	(4)
Foreign currency translation loss	—	—	(29,364)	(29,364)	—	(29,364)
September 30, 2022	$(890)	$1,167	$(34,805)	$(34,528)	$(75)	$(34,603)

December 31, 2021	$(890)	$(2,291)	$29,720	$26,539	$651	$27,190
Unrealized gain on cash flow hedges	—	2,415	—	2,415	(507)	1,908
Realized gain on foreign currency hedges	—	(246)	—	(246)	52	(194)
Realized loss on interest rate swap hedge	—	1,289	—	1,289	(271)	1,018
Foreign currency translation loss	—	—	(64,525)	(64,525)	—	(64,525)
September 30, 2022	$(890)	$1,167	$(34,805)	$(34,528)	$(75)	$(34,603)

July 2, 2021	$(1,095)	$(4,780)	$43,666	$37,791	$1,160	$38,951
Unrealized loss on cash flow hedges	—	(306)	—	(306)	64	(242)
Realized gain on foreign currency hedges	—	(206)	—	(206)	44	(162)
Realized loss on interest rate swap hedge	—	584	—	584	(123)	461
Foreign currency translation loss	—	—	(7,836)	(7,836)	—	(7,836)
October 1, 2021	$(1,095)	$(4,708)	$35,830	$30,027	$1,145	$31,172

December 31, 2020	$(1,095)	$(4,956)	$57,546	$51,495	$1,197	$52,692
Unrealized loss on cash flow hedges	—	(1,010)	—	(1,010)	212	(798)
Realized gain on foreign currency hedges	—	(1,355)	—	(1,355)	285	(1,070)
Realized loss on interest rate swap hedge	—	2,613	—	2,613	(549)	2,064
Foreign currency translation loss	—	—	(21,716)	(21,716)	—	(21,716)
October 1, 2021	$(1,095)	$(4,708)	$35,830	$30,027	$1,145	$31,172

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Assets: Interest rate swap	$1,515	$—	$1,515	$—
Assets: Foreign currency hedging contracts	749	—	749	—
Liabilities: Foreign currency hedging contracts	1,097	—	1,097	—
Liabilities: Contingent consideration	8,272	—	—	8,272

December 31, 2021
Assets: Foreign currency hedging contracts	$687	$—	$687	$—
Liabilities: Interest rate swap	2,978	—	2,978	—
Liabilities: Contingent consideration	2,415	—	—	2,415
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
Information regarding the Company’s outstanding interest rate swap as of September 30, 2022 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$100,000	Jun 2020	Jun 2023	2.1785%	3.0800%	$1,515	Prepaid expenses and other current assets
Information regarding the Company’s outstanding interest rate swap as of December 31, 2021 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$150,000	Jun 2020	Jun 2023	2.1785%	0.1013%	$(2,978)	Other long-term liabilities

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
Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of September 30, 2022 is as follows (dollars in thousands):

Notional Amount	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$5,418	Dec 2022	0.0455	MXN Peso	$490	Prepaid expenses and other current assets
3,420	Dec 2022	1.1383	Euro	(464)	Accrued expenses and other current liabilities
2,143	Dec 2022	0.0216	UYU Peso	259	Prepaid expenses and other current assets
3,387	Dec 2022	1.1266	Euro	(431)	Accrued expenses and other current liabilities
1,978	Dec 2022	1.0952	Euro	(202)	Accrued expenses and other current liabilities
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
The following tables present the effect of cash flow hedge derivative instruments on other comprehensive loss (“OCI”), AOCI and the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and October 1, 2021 (in thousands):

	Three Months Ended
	September 30, 2022		October 1, 2021
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$342,680	$(876)	$305,574	$(240)
Cost of sales	255,962	563	223,702	434
Operating expenses	57,460	102	48,782	12
Interest expense	10,676	4	10,053	(584)

	Nine Months Ended
	September 30, 2022		October 1, 2021
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$1,003,673	$(1,301)	$908,064	$(203)
Cost of sales	742,583	1,309	652,960	1,508
Operating expenses	176,628	238	148,056	50
Interest expense	24,417	(1,289)	26,117	(2,613)

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income (Loss)	Three Months Ended
	September 30, 2022	October 1, 2021		September 30, 2022	October 1, 2021
Interest rate swap	$678	$119	Interest expense	$4	$(584)
Foreign exchange contracts	(847)	(236)	Sales	(876)	(240)
Foreign exchange contracts	91	(235)	Cost of sales	563	434
Foreign exchange contracts	(72)	49	Operating expenses	102	12

	Nine Months Ended		Location in Statements of Operations and Comprehensive Income (Loss)	Nine Months Ended
	September 30, 2022	October 1, 2021		September 30, 2022	October 1, 2021
Interest rate swap	$3,204	$10	Interest expense	$(1,289)	$(2,613)
Foreign exchange contracts	(2,528)	(977)	Sales	(1,301)	(203)
Foreign exchange contracts	1,456	(69)	Cost of sales	1,309	1,508
Foreign exchange contracts	283	26	Operating expenses	238	50

The Company expects to reclassify net gains totaling $1.2 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At September 30, 2022, the Company had two contracts outstanding, with a total notional amount of $16.4 million and a fair value of approximately $(0.1) million. At December 31, 2021, the Company had one contract outstanding, with a notional amount of $15.0 million and a fair value of $(0.1) million. The Company recorded a net gain on foreign currency contracts not designated as hedging instruments of $0.9 million and $1.6 million, respectively, for the three and nine months ended September 30, 2022, which is included in Other (gain) loss, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in Other loss, net. The Company did not have foreign currency contracts not designated as hedging instruments outstanding during the nine months ended October 1, 2021.
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and October 1, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Fair value measurement at beginning of period	$9,072	$2,281	$2,415	$3,900
Amount recorded for current year acquisitions	—	—	7,375	—
Fair value measurement adjustment	(347)	—	(293)	—
Payments	—	—	(493)	(1,621)
Foreign currency translation	(453)	1	(732)	3
Fair value measurement at end of period	$8,272	$2,282	$8,272	$2,282

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
On April 6, 2022, the Company acquired Aran. See Note 2 “Business Acquisitions” for additional information about the Aran acquisition and related contingent consideration. On February 19, 2020, the Company acquired certain assets and liabilities of InoMec Ltd. (“InoMec”), a privately-held company based in Israel that specializes in the research, development and manufacturing of medical devices, including minimally invasive tools, delivery systems, tubing and catheters, surgery tools, drug-device combination, laser combined devices, and tooling and production. On October 7, 2019, the Company acquired certain assets and liabilities of US BioDesign, LLC (“USB”), a privately-held developer and manufacturer of complex braided biomedical structures for disposable and implantable medical devices. The contingent consideration at September 30, 2022 is the estimated fair value of the Company’s obligations, under the asset purchase agreements for Aran, InoMec and USB, to make additional payments if certain revenue goals are met.
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
As of September 30, 2022 and December 31, 2021, the current portion of contingent consideration liabilities included in Accrued expenses and other current liabilities was $7.6 million and $0.7 million, respectively, and the non-current portion included in Other long-term liabilities on the Condensed Consolidated Balance Sheets was $0.7 million and $1.5 million, respectively.
The following table provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration:

	September 30, 2022
Contingency Type	Maximum Payout (undiscounted)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue-based payments:
InoMec and USB	$5,375	$1,629	Monte Carlo	Revenue volatility	26.7%
				Discount rate	1.8%
				Projected year(s) of payment	2022-2024
Aran	$9,815	$6,643	Probability-weighted expected returns method	Probability of occurrence	0% - 50%
				Discount rate	9.7%
				Projected year(s) of payment	2023

	December 31, 2021
Contingency Type	Maximum Payout (undiscounted)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue-based payments:
InoMec and USB	$6,750	$2,415	Monte Carlo	Revenue volatility	29.0%
				Discount rate	1.8%
				Projected year(s) of payment	2022-2024

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
Equity investments comprise the following (in thousands):

	September 30, 2022	December 31, 2021
Equity method investment	$10,581	$16,192
Non-marketable equity securities	5,637	5,637
Total equity investments	$16,218	$21,829
The components of (Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Equity method investment (gain) loss	$2,887	$(152)	$5,611	$1,867
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of September 30, 2022, the Company owned 7.1% of this fund.

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
The Company has communicated to certain customers that it is exiting certain markets it serves in the Advanced Surgical, Orthopedics & Portable Medical product line. In order to align with the planned exit of those markets and better align to its end markets and product line strategies, the Company recast its product line sales within the Medical segment to reflect the reclassification of certain products from the historical product lines to the product lines associated with those revenues that will be utilized for future revenue reporting. The Company believes the revised presentation will provide improved reporting and better transparency into the operational results of its business and markets. The Company has reclassified the prior year information in the table below to conform to the current year presentation. For the three and nine months ended October 1, 2021, Cardio & Vascular sales of $8.6 million and $24.5 million, respectively, and Advanced Surgical, Orthopedics & Portable Medical sales of $6.3 million and $17.6 million, respectively, were reclassified to the Cardiac Rhythm Management & Neuromodulation product line.
The following table presents sales by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Segment sales by product line:
Medical
Cardio & Vascular	$174,131	$152,276	$513,772	$438,165
Cardiac Rhythm Management & Neuromodulation	130,631	121,425	389,900	376,788
Advanced Surgical, Orthopedics & Portable Medical	26,150	22,420	69,101	65,759
Total Medical	330,912	296,121	972,773	880,712
Non-Medical	11,768	9,453	30,900	27,352
Total sales	$342,680	$305,574	$1,003,673	$908,064
The following table presents income for the Company’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Segment income:
Medical	$49,176	$52,347	$147,904	$164,311
Non-Medical	1,818	2,016	4,108	5,374
Total segment income	50,994	54,363	152,012	169,685
Unallocated operating expenses	(21,736)	(21,273)	(67,550)	(62,637)
Operating income	29,258	33,090	84,462	107,048
Unallocated expenses, net	(12,263)	(9,911)	(29,096)	(28,113)
Income before taxes	$16,995	$23,179	$55,366	$78,935

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
Revenue recognized from products and services transferred to customers over time represented 28% and 30%, respectively, for the three and nine months ended September 30, 2022, compared to 33% and 34%, respectively, for the three and nine months ended October 1, 2021. Substantially all of the revenue recognized from products and services transferred to customers over time during the periods presented was within the Medical segment.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended
	September 30, 2022		October 1, 2021
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	18%	*	17%	*
Customer B	16%	*	17%	*
Customer C	13%	*	14%	*
Customer D	*	25%	*	38%
Customer E	*	15%	*	*
All other customers	53%	60%	52%	62%

	Nine Months Ended
	September 30, 2022		October 1, 2021
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	18%	*	20%	*
Customer B	17%	*	17%	*
Customer C	13%	*	14%	*
Customer D	*	33%	*	34%
All other customers	52%	67%	49%	66%
__________
* Less than 10% of segment’s total revenues for the period.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(15.)    REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped.

	Three Months Ended
	September 30, 2022		October 1, 2021
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	54%	74%	56%	68%
All other countries	46%	26%	44%	32%

	Nine Months Ended
	September 30, 2022		October 1, 2021
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	54%	70%	54%	69%
All other countries	46%	30%	46%	31%
__________
* Less than 10% of segment’s total revenues for the period.

Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	September 30, 2022	December 31, 2021
Contract assets	$71,427	$64,743
Contract liabilities	6,156	3,776
During the three and nine months ended September 30, 2022, the Company recognized $0.5 million and $2.2 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2021. During the three and nine months ended October 1, 2021, the Company recognized $0.3 million and $1.4 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2020.

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
•future sales, expenses, and profitability; customer demand; supplier performance (including delivery delays); costs (including wages, staffing levels and freight); future development and expected growth of our business and industry, including expansion of our manufacturing capacity;
•our ability to execute our business model and our business strategy, including completion and integration of current or future acquisition targets;
•having available sufficient cash and borrowing capacity to meet working capital, debt service and capital expenditure requirements for the next twelve months; and
•projected capital spending.
You can identify forward-looking statements by terminology such as “outlook,” “projected,” “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “projects” or “continue” or variations or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those stated or implied by these forward-looking statements. In evaluating these statements and our prospects, you should carefully consider the factors set forth below. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this Form 10-Q.
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors and other risks and uncertainties that arise from time to time are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in our other periodic filings with the SEC and include the following:
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Except as may be required by applicable law, the Company assumes no obligation to update forward-looking statements in this Form 10-Q whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial conditions or prospects, or otherwise.
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
The third quarter and first nine months of 2022 ended on September 30 and consisted of 91 days and 273 days, respectively. The third quarter and first nine months of 2021 ended on October 1 and consisted of 91 days and 274 days, respectively.
Impact of Global Events
Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, severe and sustained inflation, a rising interest rate environment, fluctuations in global currencies, and supply chain disruptions could cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and product line, but specific impacts to our business include increased borrowing costs, labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, restrictions on associates’ ability to travel or work, and delays in shipments to and from certain countries. We monitor economic conditions closely. In response to reductions in revenue, we can take actions to align our cost structure with changes in demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions and other developments.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales Realignment
We have communicated to certain customers our intent to exit certain markets we serve in the Advanced Surgical, Orthopedics & Portable Medical product line. We are working closely with these customers to support the transition of these products to other suppliers. Due to quality and regulatory requirements, we expect it will take three to four years to complete this transition and see the corresponding decline in sales. In order to align with the planned exit of those markets and better align with our end markets and product line strategies, product line sales within the Medical segment have been recast to reflect the reclassification of certain products from the historical product lines to the product lines associated with those revenues that will be utilized for future revenue reporting. We believe the revised presentation will provide improved reporting and better transparency into the operational results of our business and markets. Prior period amounts have been reclassified to conform to the new product line sales reporting presentation. For the three and nine months ended October 1, 2021, Cardio & Vascular sales of $8.6 million and $24.5 million, respectively, and Advanced Surgical, Orthopedics & Portable Medical sales of $6.3 million and $17.6 million, respectively, were reclassified to the Cardiac Rhythm Management & Neuromodulation product line.
Financial Overview
Net income for the third quarter and first nine months of 2022 was $16.1 million, or $0.48 per diluted share, and $48.3 million, or $1.45 per diluted share, respectively, compared to $22.1 million, or $0.66 per diluted share, and $73.0 million, or $2.20 per diluted share for the third quarter and first nine months of 2021, respectively. These variances are primarily the result of the following:
•Sales for the third quarter and first nine months of 2022 increased $37.1 million and $95.6 million, respectively, when compared to the same periods in 2021 primarily from the Oscor Acquisition and continued product demand recovery from the impacts of the COVID-19 pandemic.
•Gross profit for the third quarter and first nine months of 2022 increased $4.8 million and $6.0 million, respectively, primarily from higher sales volume, partially offset by increased cost of sales resulting from labor and supply constraints.
•Operating expenses for the third quarter and first nine months of 2022 increased $8.7 million and $28.6 million, respectively, when compared to the same periods in 2021, primarily due to higher labor costs and restructuring and other charges.
•Interest expense for the third quarter of 2022 increased $0.6 million compared to the same period in 2021, primarily due to higher average debt outstanding. Interest expense for the first nine months of 2022 decreased $1.7 million compared to the same period in 2021, primarily due to lower losses on interest rate swaps and losses from extinguishment of debt, partially offset by higher average debt outstanding.
•During the third quarter and first nine months of 2022, we recognized losses on equity investments of $2.9 million and $5.6 million, respectively, compared to a gain of $0.2 million and a net loss of $1.9 million, respectively, for the third quarter and first nine months of 2021. Gains and losses on equity investments are generally unpredictable in nature.
•Other (gain) loss, net for the third quarter and first nine months of 2022 were gains of $1.3 million and $0.9 million, respectively, compared to losses of approximately $0.1 million for the third quarter and first nine months of 2021, primarily due to fluctuations in foreign currency gains and losses in the respective periods.
•We recorded provisions for income taxes for the third quarter and first nine months of 2022 of $0.9 million and $7.1 million, respectively, compared with provisions for income taxes of $1.1 million and $5.9 million, respectively, for the third quarter and first nine months of 2021. The change in income tax expense was primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	September 30,	October 1,	Change
	2022	2021	$	%
Medical Sales:
Cardio & Vascular	174,131	$152,276	$21,855	14.4%
Cardiac Rhythm Management & Neuromodulation	130,631	121,425	9,206	7.6%
Advanced Surgical, Orthopedics & Portable Medical	26,150	22,420	3,730	16.6%
Total Medical Sales	330,912	296,121	34,791	11.7%
Non-Medical	11,768	9,453	2,315	24.5%
Total sales	342,680	305,574	37,106	12.1%
Cost of sales	255,962	223,702	32,260	14.4%
Gross profit	86,718	81,872	4,846	5.9%
Gross profit as a % of sales (“Gross margin”)	25.3%	26.8%
Operating expenses:
Selling, general and administrative (“SG&A”)	38,195	34,269	3,926	11.5%
SG&A as a % of sales	11.1%	11.2%
Research, development and engineering (“RD&E”)	16,123	12,050	4,073	33.8%
RD&E as a % of sales	4.7%	3.9%
Restructuring and other charges	3,142	2,463	679	27.6%
Total operating expenses	57,460	48,782	8,678	17.8%
Operating income	29,258	33,090	(3,832)	(11.6)%
Operating income as a % of sales	8.5%	10.8%
Interest expense	10,676	10,053	623	6.2%
(Gain) loss on equity investments	2,887	(152)	3,039	NM
Other (gain) loss, net	(1,300)	10	(1,310)	NM
Income before taxes	16,995	23,179	(6,184)	(26.7)%
Provision for income taxes	938	1,113	(175)	(15.7)%
Effective tax rate	5.5%	4.8%
Net income	$16,057	$22,066	$(6,009)	(27.2)%
Net income as a % of sales	4.7%	7.2%
Diluted earnings per share	$0.48	$0.66	$(0.18)	(27.3)%
__________
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine Months Ended
	September 30,	October 1,	Change
	2022	2021	$	%
Medical Sales:
Cardio & Vascular	$513,772	$438,165	$75,607	17.3%
Cardiac Rhythm Management & Neuromodulation	389,900	376,788	13,112	3.5%
Advanced Surgical, Orthopedics & Portable Medical	69,101	65,759	3,342	5.1%
Total Medical Sales	972,773	880,712	92,061	10.5%
Non-Medical	30,900	27,352	3,548	13.0%
Total Sales	1,003,673	908,064	95,609	10.5%
Cost of sales	742,583	652,960	89,623	13.7%
Gross profit	261,090	255,104	5,986	2.3%
Gross margin	26.0%	28.1%
Operating expenses:
SG&A	119,541	105,150	14,391	13.7%
SG&A as a % of sales	11.9%	11.6%
RD&E	47,077	39,249	7,828	19.9%
RD&E, Net as a % of sales	4.7%	4.3%
Restructuring and other charges	10,010	3,657	6,353	173.7%
Total operating expenses	176,628	148,056	28,572	19.3%
Operating income	84,462	107,048	(22,586)	(21.1)%
Operating margin	8.4%	11.8%
Interest expense	24,417	26,117	(1,700)	(6.5)%
Loss on equity investments	5,611	1,867	3,744	200.5%
Other (gain) loss, net	(932)	129	(1,061)	NM
Income before taxes	55,366	78,935	(23,569)	(29.9)%
Provision for income taxes	7,106	5,916	1,190	20.1%
Effective tax rate	12.8%	7.5%
Net income	$48,260	$73,019	$(24,759)	(33.9)%
Net income as a % of sales	4.8%	8.0%
Diluted earnings per share	$1.45	$2.20	$(0.75)	(34.1)%

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales
For the third quarter and first nine months of 2022, Cardio & Vascular (“C&V”) sales increased $21.9 million, or 14%, and $75.6 million, or 17%, respectively, versus the comparable 2021 periods. The increase in C&V sales for the third quarter and first nine months of 2022 was driven by strong demand in the neurovascular, electrophysiology and structural heart markets, as well as sales from the Oscor and Aran acquisitions, despite supplier delays. During the third quarter and first nine months of 2022, price changes increased C&V sales by $0.4 million and $0.8 million, respectively, in comparison to the 2021 periods. Foreign currency exchange rate fluctuations decreased C&V sales for the third quarter and first nine months of 2022 by $2.0 million and $4.6 million, respectively, in comparison to the 2021 periods, primarily due to U.S. dollar fluctuations relative to the Euro.
For the third quarter and first nine months of 2022, Cardiac & Neuromodulation (“CRM&N”) sales increased $9.2 million, or 8%, and $13.1 million, or 3%, respectively, versus the comparable 2021 periods. CRM&N sales for the third quarter and first nine months of 2022 increased as growth from the recent Oscor acquisition was partially offset by labor and supply chain constraints. During the third quarter and first nine months of 2022, price changes lowered CRM&N sales by $0.7 million and $2.5 million, respectively, in comparison to the 2021 periods. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales during the third quarter and first nine months of 2022 in comparison to 2021.
Advanced Surgical, Orthopedic & Portable Medical (“AS&O”) sales for the third quarter and first nine months of 2022 increased $3.7 million, or 17%, and $3.3 million or 5%, respectively, versus the comparable 2021 periods, primarily due to higher demand to support the start of the multi-year Portable Medical exit announced earlier this year and low-double digit growth in Advanced Surgical and Orthopedics. During the third quarter and first nine months of 2022, price changes increased AS&O sales by $0.8 million and $1.2 million, respectively, in comparison to the 2021 periods. Foreign currency exchange rate fluctuations did not have a material impact on AS&O sales during the third quarter and first nine months of 2022 in comparison to the 2021 periods.
For the third quarter and first nine months of 2022, Non-Medical sales increased $2.3 million, or 24%, and $3.5 million, or 13%, respectively, versus the comparable 2021 periods, driven by strong demand across all market segments, with growth softened by battery supplier constraints. Price reductions and foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the third quarter and first nine months of 2022 in comparison to the 2021 periods.
Gross Profit

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Gross profit (in thousands)	$86,718	$81,872	261,090	255,104
Gross margin	25.3%	26.8%	26.0%	28.1%
Gross margin for the third quarter and first nine months of 2022 decreased 150 basis points and 210 basis points, respectively, compared to the comparable 2021 periods, primarily driven by incremental labor and supply chain costs related to increased wages, freight and manufacturing inefficiencies from supply chain disruptions.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Nine Months
Compensation and benefits(a)	$1,371	$6,656
Amortization expense(b)	1,231	3,344
Travel and entertainment(c)	227	1,111
Contract services(d)	670	1,402
All other SG&A(e)	427	1,878
Net increase in SG&A expenses	$3,926	$14,391
__________
(a)Compensation and benefits increased during the third quarter and first nine months of 2022 compared to the prior year periods primarily due to an increase in headcount from the Aran and Oscor Acquisitions.
(b)Amortization expense increased during the third quarter and first nine months of 2022 compared to the prior year periods due to amortization of intangible assets from the Aran and Oscor Acquisitions.
(c)The increases in travel and entertainment expense was due to a modest return to travel as travel restrictions originally implemented in response to the COVID-19 pandemic ease.
(d)Contract services expense increased during the third quarter and first nine months of 2022 compared to the prior year periods primarily due to higher software costs from information technology enhancements.
(e)The net increase in all other SG&A for the third quarter and first nine months of 2022 compared to the same periods of 2021 is primarily attributable to higher professional fees and higher rent and insurance from the Aran and Oscor acquisitions.
RD&E
RD&E expense for the third quarter and first nine months of 2022 was $16.1 million and $47.1 million, respectively, compared to $12.1 million and $39.2 million, respectively, for the third quarter and first nine months of 2021. The increases in RD&E expense during the third quarter and first nine months of 2022 compared to the same periods in 2021, were primarily due to investments made to support long-term revenue growth, the timing of program milestone achievements for customer funded programs, and incremental expense due to the Aran and Oscor Acquisitions. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

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
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Restructuring charges(a)	$1,919	$1,727	$3,017	$2,572
Acquisition and integration costs(b)	597	182	5,866	292
Other general expenses(c)	626	554	1,127	793
Total restructuring and other charges	$3,142	$2,463	$10,010	$3,657
__________
(a)Restructuring charges for the first nine months of 2022 primarily consist of termination benefits associated with our operational excellence and strategic reorganization and alignment initiatives.
(b)Amounts include expenses related to the purchase of certain assets and liabilities from business acquisitions. Acquisition and integration costs for the third quarter and first nine months of 2022 include costs associated with the acquisition of Aran and Oscor.
(c)Amounts include expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies.
Refer to Note 8 “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense is as follows (dollars in thousands):

	Three Months Ended
	September 30, 2022		October 1, 2021			Change
	Amount	Rate	Amount	Rate		Amount	Rate (bp)
Contractual interest expense	$10,102	4.24%	$5,087	3.01%		$5,015	123
(Gain) loss on interest rate swap	(4)	—	792	0.47		(796)	(47)
Amortization of deferred debt issuance costs and original issue discount	482	0.23	795	0.50		(313)	(27)
Losses from extinguishment of debt	—	—	3,346	2.00		(3,346)	(200)
Interest expense on borrowings	10,580	4.47%	10,020	5.98%		560	(151)
Other interest expense	96		33			63
Total interest expense	$10,676		$10,053			$623

	Nine Months Ended
	September 30, 2022		October 1, 2021			Change
	Amount	Rate	Amount	Rate		Amount	Rate (bp)
Contractual interest expense	$21,428	3.09%	$16,838	3.20%		$4,590	(11)
Loss on interest rate swap	1,289	0.19	2,613	0.50		(1,324)	(31)
Amortization of deferred debt issuance costs and original issue discount	1,445	0.23	2,813	0.56		(1,368)	(33)
Losses from extinguishment of debt	—	—	3,774	0.73		(3,774)	(73)
Interest expense on borrowings	24,162	3.51%	26,038	4.99%	c	(1,876)	(148)
Other interest expense	255		79			176
Total interest expense	$24,417		$26,117			$(1,700)
During 2022, contractual interest expense has increased due to higher average debt outstanding combined with increasing applicable interest rates. The higher average debt balance outstanding is the result of borrowings to fund the Oscor and Aran acquisitions, while interest rates have continued to climb due to increases in LIBOR which have been partially offset by beneficial changes in our Senior Secured Credit Facilities agreement. During the third and fourth quarters of 2021 we entered into and subsequently amended a new Senior Secured Credit Facilities agreement, which among other changes, lowered the interest rate spreads on our Revolving Credit Facility and TLA Facility by 75 basis points and the LIBOR floor on our TLB facility by 50 basis points.
Other components of interest expense on borrowings include gains and losses on interest rate swaps and non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Interest rate swap includes realized (gains) losses on our interest rate swap contract which fluctuate depending on the spread between the rate swap contract fixed rate and senior secured credit facility floating rate. Compared to the same periods in 2021, amortization of deferred debt issuance costs and original issue discount decreased as a result of the extended maturity under the new Senior Secured Credit Facilities. We had no losses from extinguishment of debt during 2022. The losses from extinguishment of debt during the first nine months of 2021 were related to prepayments of portions of the Term Loan B facility under the previous credit agreement.
See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
As of September 30, 2022 and December 31, 2021, approximately 11% and 18%, respectively, of our principal amount of debt has been converted to fixed-rate borrowings with an interest rate swap.  We enter into interest rate swap agreements in order to reduce our exposure to fluctuations in the LIBOR rate. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our interest rate swap agreements.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Gain) Loss on Equity Investments
During the third quarter and first nine months of 2022, we recognized losses on equity investments of $2.9 million and $5.6 million, respectively. During the third quarter and first nine months of 2021, we recognized a gain of $0.2 million and a net loss of $1.9 million, respectively. The amounts for both 2022 and 2021 relate to our share of equity method investee losses including unrealized depreciation of the underlying interests of the investee. As of September 30, 2022 and December 31, 2021, the carrying value of our equity investments was $16.2 million and $21.8 million, respectively. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other (Gain) Loss, Net
Other (gain) loss, net for the third quarter and first nine months of 2022 were gains of $1.3 million and $0.9 million, respectively, compared to losses of approximately $0.1 million for the third quarter and first nine months of 2021. Other (gain) loss, net primarily includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits, Dominican peso, or Israeli shekel.
The impact of exchange rates on transactions denominated in foreign currencies included in Other (gain) loss, net for the third quarter and first nine months of 2022 were gains of $1.6 million and $1.1 million, respectively, compared to net losses of approximately $0.1 million for the third quarter and first nine months of 2021. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Provision for Income Taxes
We recognized income tax expense of $0.9 million for the third quarter of 2022 on $17.0 million of income before taxes (effective tax rate of 5.5%), compared to an income tax expense of $1.1 million on $23.2 million of income before taxes (effective tax rate of 4.8%) for the same period of 2021. The income tax expense for the first nine months of 2022 was $7.1 million on $55.4 million of income before taxes (effective tax rate of 12.8%), compared to income tax expense of $5.9 million on income before taxes of $78.9 million (effective tax rate of 7.5%) for the same period of 2021.
Income tax expense for the third quarter and first nine months of 2022 included $0.7 million and $0.2 million, respectively, of discrete tax benefits. The discrete tax benefit for third quarter and the first nine months of 2022 is predominately related to favorable return to provision adjustments attributable to the 2021 tax year. The remainder of the discrete tax benefits relate predominately to excess tax benefits recognized upon vesting of RSUs during those periods and/or tax shortfalls recorded for the forfeiture of certain PRSUs. Income tax expense for the third quarter and first nine months of 2021 included $1.6 million and $6.1 million, respectively, of discrete tax benefits consisting principally of $3.5 million of tax benefits related to the reversal of unrecognized tax benefits resulting from effective settlement of tax audits during the second quarter of 2021. The remainder of the discrete tax benefits relate predominately to excess tax benefits recognized upon vesting of RSUs or exercise of stock options during those quarters and favorable return to provision adjustments related to the 2020 tax year.
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
Liquidity and Capital Resources

(dollars in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$20,187	$17,885
Working capital	$357,855	$293,353
Current ratio	2.80	2.84
Cash and cash equivalents at September 30, 2022 increased by $2.3 million from December 31, 2021, primarily as a result of cash generated by operating activities, partially offset by purchases of property, plant and equipment and debt principal payments. In addition, the acquisition of Aran resulted in a net cash disbursement of $129.3 million, which was funded by proceeds from borrowing under our Senior Secured Revolving Credit Facility.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Working capital increased by $64.5 million from December 31, 2021, primarily from positive working capital fluctuations associated with accounts receivable and inventory aggregating to $88.4 million, which were partially offset by increases in accounts payable. During the first nine months of 2022, accounts receivable increased mainly from an increase in sales volume and inventory increased to support higher product demand, sales volume and material stock levels to protect availability of critical components. Accounts payable increased mainly from higher sequential inventory purchases and the timing of supplier payments.
At September 30, 2022, $17.8 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
Summary of Cash Flow

	Nine Months Ended
(in thousands)	September 30, 2022	October 1, 2021
Cash provided by (used in):
Operating activities	$64,779	$117,410
Investing activities	(169,098)	(29,630)
Financing activities	106,412	(112,067)
Effect of foreign currency exchange rates on cash and cash equivalents	209	553
Net change in cash and cash equivalents	$2,302	$(23,734)
Operating Activities – During the first nine months of 2022, we generated cash from operations of $64.8 million, compared to $117.4 million for the first nine months of 2021. The decrease of $52.6 million was the result of decreases of $9.3 million in net income adjusted for non-cash items such as depreciation and amortization and $43.3 million in cash flow provided by changes in operating assets and liabilities.
The decrease in net income adjusted for non-cash items such as depreciation and amortization is from higher compensation and benefit costs, restructuring charges and acquisition and integration expenses, partially offset by higher sales volume and lower interest expense. The decrease associated with changes in operating assets and liabilities is primarily related to higher inventory growth in the current period partially offset by related growth in accounts payable.
Investing Activities – The $139.5 million increase in net cash used in investing activities was primarily attributable to an increase in net cash paid during the second quarter of 2022 for the Aran acquisition and settlement of working capital and other closing adjustments with Oscor of $126.6 million and increased purchases of property, plant and equipment of $43.1 million in the first nine months of 2022, compared to $29.7 million in the same period last year.
Financing Activities – Net cash provided by financing activities for the first nine months of 2022, was $106.4 million compared to $112.1 million used in financing activities for the first nine months of 2021. Financing activities during the first nine months of 2022 included net borrowings of $109.6 million, compared to debt payments of $102.4 million for the comparable 2021 period. The net cash inflow for 2022 included $160.0 million in borrowings on the revolving line of credit primarily to fund the Aran acquisition.
Capital Structure – As of September 30, 2022, our capital structure consisted of $939 million of debt, net of deferred debt issuance costs and unamortized discounts, outstanding under our Senior Secured Credit Facilities and 33 million shares of common stock outstanding. As of September 30, 2022, we had access to $254.2 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit, and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of September 30, 2022, our contractual debt service obligations for the remainder of 2022, consisting of principal and interest on our outstanding debt, were estimated to be $16.1 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.

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
Credit Facilities - As of September 30, 2022, we had Senior Secured Credit Facilities that consist of (i) a $400 million revolving credit facility (the “Revolving Credit Facility”), which had available borrowing capacity of $254.2 million, (ii) a term loan A facility (the “TLA Facility”) with outstanding principal balance of $458 million, and (iii) a term loan B facility (the “TLB Facility”) with outstanding principal balance of $347 million. The Revolving Credit Facility and TLA Facility mature on September 2, 2026. The TLB Facility matures on September 2, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a total net leverage ratio not to exceed 5.50:1.00 (stepping down to 5.00:1.00 for the third fiscal quarter of 2023 through maturity and subject to increase in certain circumstances following certain qualified acquisitions) and (ii) an interest coverage ratio of at least 2.50:1.00. As of September 30, 2022, we were in compliance with these financial covenants. The TLB Facility does not contain any financial maintenance covenants. As of September 30, 2022, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 3.1 to 1.0. For the twelve month period ended September 30, 2022, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 11.0 to 1.0.
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
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of September 30, 2022. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of September 30, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended September 30, 2022, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 1A.RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, or any of our subsequently filed reports, except for the risk factors described below.
We rely on third party suppliers for raw materials, key products and subcomponents. Unavailability of, or increased prices for, these materials, products or subcomponents could adversely affect our results of operations.
Our business depends on a continuous supply of raw materials. The principal raw materials used in our business include platinum, stainless steel, gold, titanium, nitinol, lithium, palladium, iridium, tantalum, nickel cobalt, ruthenium, gallium trichloride, vanadium oxide, CFx and plastics. The supply and price of raw materials may be susceptible to fluctuations due to transportation issues, government regulations, price controls, foreign civil unrest, tariffs, worldwide economic conditions or other unforeseen circumstances, including the continuing impact of the global pandemic and the military conflict between Russia and Ukraine. Increasing global demand for raw materials has caused prices of certain materials to increase. Significant increases in the cost of raw materials that cannot be recovered through increases in the prices of our products could adversely affect our results of operations. There can be no assurance that the marketplace will support higher prices or that price increases and productivity gains, procurement deflation projects or savings will fully offset any raw material cost increases in the future. In addition, there are a limited number of worldwide suppliers of several raw materials needed to manufacture our products. For reasons of quality, cost effectiveness or availability, we obtain some raw materials from a single supplier. Although we work closely with our suppliers to seek to ensure continuity of supply, we may not be able to continue to procure raw materials critical to our business at all or to procure them at acceptable price levels. A disruption in deliveries from our suppliers, price increases or decreased availability of raw materials could have an adverse effect on our ability to meet our commitments to our customers and increase our operating costs.
We rely on third party manufacturers to supply many of the products and subcomponents that are incorporated into our products and components. These third party manufacturers have their own complex supply chains and related risks, whether due to the continuing impact of the global pandemic, the military conflict between Russia and Ukraine, or other causes. They are subject to raw material price and availability risks similar to those described above. Manufacturing problems may occur with these and other outside sources, as a supplier may fail to develop or manufacture products and subcomponents for us on a timely basis, or may supply us with products and subcomponents that do not meet our quality, quantity and cost requirements. Third party suppliers are also subject to shipping risks, including container shortages, blocked shipping lanes, and port backlogs. If any of these problems occur, we may be unable to obtain substitute sources for these products and subcomponents on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time. In addition, to the extent the processes our suppliers use to manufacture products and subcomponents are proprietary, we may be unable to obtain comparable products and subcomponents from alternative suppliers. In the third quarter of 2022, supplier performance issues reduced our revenue by approximately $15 million. We also incurred approximately $4 million in increased manufacturing costs, including labor and other inefficiencies related to supplier subcomponent delays.
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

Dated:	October 27, 2022	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jason K. Garland
Jason K. Garland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)