Form 10-K
period 2022-12-31
Integer Holdings Corp
filed 2023-02-21
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2022
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.        ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates as of July 1, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the last sale price of $72.00, as reported on the New York Stock Exchange on that date: $2.4 billion. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent stockholders of the registrant have been excluded. This exclusion should not be deemed a determination or an admission that these individuals are, in fact, affiliates of the registrant.
Shares of common stock outstanding as of February 10, 2023: 33,236,108
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are specifically incorporated by reference into the indicated parts of this report:

Document	Part
Proxy Statement for the 2023 Annual Meeting of Stockholders	Part III, Item 10 “Directors, Executive Officers and Corporate Governance”

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accounting Fees and Services”

INTEGER HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2022

PART I

ITEM 1.    BUSINESS

OVERVIEW
Integer Holdings Corporation, headquartered in Plano, Texas, is among the world’s largest medical device outsource (“MDO”) manufacturing companies, serving the cardiac rhythm management, neuromodulation, orthopedics, vascular, advanced surgical and portable medical markets. We provide innovative, high-quality medical technologies that enhance the lives of patients worldwide. In addition to medical technologies, we develop batteries for high-end niche applications in energy, military, and environmental markets. Our brands include Greatbatch Medical®, Lake Region Medical® and Electrochem®. Our primary customers include large, multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries. When used in this report, the terms “Integer,” “we,” “us,” “our” and the “Company” mean Integer Holdings Corporation and its subsidiaries.
We organize our business into two reportable segments, Medical and Non-Medical, and derive our revenues from four principal product lines. The Medical segment includes the Cardio & Vascular, Cardiac Rhythm Management & Neuromodulation and Advanced Surgical, Orthopedics & Portable Medical product lines and the Non-Medical segment comprises the Electrochem product line.
Our Acquisitions and Divestitures
On April 6, 2022, we acquired 100% of the equity interests of Connemara Biomedical Holdings Teoranta, including its operating subsidiaries Aran Biomedical and Proxy Biomedical (collectively “Aran”). A recognized leader in proprietary medical textiles, high precision biomaterial coverings and coatings as well as advanced metal and polymer braiding, Aran delivers development and manufacturing solutions for implantable medical devices. Consistent with our strategy, the combination with Aran further increases our ability to offer complete solutions for complex delivery and therapeutic devices in high growth cardiovascular markets such as structural heart, neurovascular, peripheral vascular, and endovascular as well as general surgery. Refer to Note 2, “Business Acquisitions,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about the acquisition.
On December 1, 2021, we acquired 100% of the outstanding equity interests of Oscor Inc., Oscor Caribe, LLC and Oscor Europe GmbH (collectively “Oscor”), privately-held companies with operations in Florida, the Dominican Republic and Germany that design, develop, manufacture and market a comprehensive portfolio of highly specialized medical devices, venous access systems and diagnostic catheters and implantable devices. Refer to Note 2, “Business Acquisitions,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about the acquisition.
On February 19, 2020, we acquired certain assets and liabilities of InoMec Ltd. (“InoMec”), a privately-held company based in Israel that specializes in the research, development and manufacturing of medical devices, including minimally invasive tools, delivery systems, tubing and catheters, surgery tools, drug-device combination, laser combined devices, and tooling and production. The acquisition enabled us to create a research and development center in Israel, closer to the customer base in the region. Refer to Note 2, “Business Acquisitions,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about the acquisition.
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
On July 2, 2018, we completed the sale of the Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”) to Viant. As a result, we classified the results of operations of the AS&O Product Line as discontinued operations in the Consolidated Statements of Operations for all periods presented. All results and information presented exclude the AS&O Product Line unless otherwise noted. Refer to Note 20, “Discontinued Operations,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information.

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
Urology. Our main focus is in endourology for which we develop and manufacture finished devices and components for access and interventional devices such as guidewires, ureteral access sheaths, dilation devices, retrieval devices, ureteral stents, biopsy forceps, and endoscopes.
Gastroenterology. Our comprehensive range of technologies and capabilities enable us to support our customers’ needs with a broad variety of products such as guidewires, dilatation devices, retrieval devices, snares, wire-formed and polymer stents, stent delivery systems, RF ablation devices, and endoscopes.
Cardiac Rhythm Management & Neuromodulation
The Cardiac Rhythm Management & Neuromodulation product line offers design, development and manufacturing capabilities for components, sub-assemblies, assemblies, and finished medical device systems. We support a variety of clinical markets, with an emphasis on the following markets:
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
Advanced Surgical, Orthopedics & Portable Medical
The Advanced Surgical, Orthopedics & Portable Medical (“AS&O”) product line offers a broad range of products and services across the many businesses it serves. This product line includes sales to the acquirer of our AS&O Product Line.
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
NON-MEDICAL SEGMENT
Our power solutions enable the success and advancement of our customers’ critical non-medical applications. We provide custom battery packs for use in extreme environments where failure is not an option.
The following are the principal products and services offered by our Non-Medical product line:
Electrochem. Electrochem provides customized battery power and power management systems to markets where safety, reliability, quality and durability are critical. We design and manufacture customized primary (non-rechargeable) battery solutions, which are used in the energy, military and environmental markets.
Electrochem’s primary lithium power solutions, which include high, moderate and low-rate non-rechargeable cell constructions, are utilized in extreme conditions and are built to withstand exceptionally high and low temperatures as well as high shock and vibration. Electrochem’s product design capability includes protective circuitry, glass-to-metal hermetic seals, fuses and diodes to help ensure safe, durable and reliable power as devices using our battery solutions are often subjected to harsh conditions. Our primary batteries are used in remote and demanding environments, including down hole drilling tools, pipeline inspection, military devices, and oceanographic buoys.
Electrochem also manufactures complementary technologies in the form of real time battery monitoring, and an alternate power technology in the form of high temperature super capacitors.
OTHER FACTORS IMPACTING OUR OPERATIONS
Customers
Our products are designed to provide reliable, long-lasting solutions that meet the evolving requirements and needs of our customers. The nature and extent of our commercial relationships with each of our customers are different in terms of breadth of products purchased, product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices. Contracts with customers can include rebates and tiered pricing arrangements based on pre-determined volume levels, in which higher volume levels typically have lower pricing, or specific prices are offered to customers in exchange for increased volume levels and/or longer contract terms.  Typically, our contracts specify minimum order quantities and lead times.
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
Our Medical customers include large multi-national medical device OEMs and their subsidiaries. During 2022, three of our Medical segment customers, Abbott Laboratories, Boston Scientific and Medtronic were each in excess of 10% of total sales and collectively accounted for 46% of our total sales. We believe that the diversification of our sales among the various subsidiaries and market segments with those three customers reduces our exposure to negative developments with any one customer. Our Non-Medical customers include large multi-national OEMs and their subsidiaries serving the energy, military and environmental services markets. During 2022, sales to one of our Non-Medical segment customers was in excess of 10% of our Non-Medical segment sales, but did not exceed 10% of our total sales. The loss of a significant amount of business from any large customer or a further consolidation of such customers could have a material adverse effect on our financial condition and results of operations, as further explained in Item 1A “Risk Factors” of this report.

Sales and Marketing
We sell our products directly to our customers. In 2022, approximately 55% of our products sold were shipped to locations in the United States (“U.S.”). Sales within and outside the U.S. are primarily to customers whose corporate offices are located and headquartered in the U.S. Information regarding our sales by geographic area is set forth in Note 18, “Segment and Geographic Information,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
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
Firm backlog orders at December 31, 2022 were approximately $886 million. The majority of the orders outstanding at December 31, 2022 are expected to be shipped within one year.
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

Some of the more significant product development opportunities our Medical segment is pursuing are as follows:

Product Line	Product Development Projects
Cardio & Vascular	Active projects in structural heart delivery systems subassemblies, structural heart delivery accessories, structural heart implants, electrophysiology catheters, accessories and subassemblies, peripheral vascular catheters and guidewires, neurovascular therapies to prevent hemorrhagic and ischemic stroke, enhanced access introducers, gastrointestinal scope components, fractional flow reserve guidewire subassemblies, sensor-enabled guidewires, and oncology catheters. Technology investments to enable our customer’s catheter, delivery system, introducer, guidewire, and implant development programs in our core Cardio & Vascular markets.
Cardiac Rhythm Management & Neuromodulation	Active projects to develop custom batteries, filtered feedthroughs, high voltage capacitors and finished device solutions including both leads and IPG systems that reduce the size and cost, while improving performance, for cardiac and neuromodulation devices.
Non-Medical. Some of the more significant product development opportunities in our Non-Medical segment are our next generation medium-rate and high-rate batteries that offer extended performance; such as higher power pulsing capabilities and increased operating temperature range. We also offer a suite of smart battery products that include real time battery monitoring as well as voltage, temperature and current cut-off technologies. Most recently we added a line of high temperature super capacitors to our portfolio, further extending our capabilities in ruggedized, high temperature energy storage.
Patents and Proprietary Technology
Our policy is to protect our intellectual property rights related to our technologies and products, and we rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our rights. Where appropriate, we apply for U.S. and foreign patents. We also are a party to license agreements with third parties under which we have obtained, on varying terms, exclusive or non-exclusive rights to patents held by them. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license is material in relation to any segment of our business or to our business as a whole. As of December 31, 2022, we owned 672 U.S. and foreign patents, and have license right to another 398 patents.
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
Manufacturing, Regulatory and Quality Assurance
We leverage our strength as an innovative designer and manufacturer of finished devices and components to the medical device industry. Our manufacturing and engineering services include: design, testing, component manufacture, and device manufacture. We also provide regulatory services including product registration and post-market surveillance in accordance with the regulatory requirements of the U.S. and European Union (“EU”) as well as other geographies. We have integrated our proprietary technologies in our own products and those of our customers. Our flexible, high productivity manufacturing capabilities span sites across the U.S., Mexico, Uruguay, Ireland, Malaysia, the Dominican Republic, and Israel.
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
The FDA classifies medical devices based on the risks associated with use of the device. Devices are classified into one of three categories - Class I, Class II, or Class III. Class I devices are deemed to be low risk and are therefore subject to the least regulatory controls, referred to as General Controls. Class II devices are higher risk devices than Class I and require greater regulatory controls that includes General Controls combined with Special Controls. Special Controls define the specific risks to health along with an optional means for addressing those risks. Class III devices are generally the highest risk devices and are therefore subject to the highest level of regulatory control, requiring a PMA by the FDA before they are marketed and continued controls in the form of amendments or supplements which require approval prior to making certain product or process changes.

The member countries of the EU have a single set of requirements that apply to all member countries and our products. The EU is in the process of replacing its regulatory requirements from the European Medical Device Directives (“MDD” and Active Implantable Medical Device Directive (“AIMDD”) to the European Medical Device Regulation (“EU-MDR”). The EU MDR became effective in May 2021, resulting in additional premarket and post-market requirements which must be in place by May 2024. These directives require, and the EU-MDR requires, companies that wish to manufacture and distribute medical devices in the EU to obtain a CE Mark for those products. The CE Mark indicates the product has met minimum standards of performance, essential requirements, safety conformity assessment and quality. Companies must work with an EU recognized Notified Body to gain approval for the product and manufacturing site before obtaining free movement of products throughout the member countries. In Europe, our devices are considered either Class I, Class IIa, Class III, or AIMD, under MDD or AIMDD and will be with Class I, Class IIa or Class III under the EU-MDR.
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
Environmental Health and Safety Laws
We are subject to direct governmental regulation, including the laws and regulations generally applicable to all businesses in the jurisdictions in which we operate. We are subject to federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at our facilities and at off-site disposal locations. Our manufacturing and research, development and engineering (“RD&E”) activities may involve the controlled use of small amounts of hazardous materials. Liabilities associated with hazardous material releases arise principally under the Federal Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws that impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the offsite disposal of hazardous materials. We are not aware of any material noncompliance with the environmental laws currently applicable to our business and we are not subject to any material claim for liability with respect to contamination at any of our facilities or any offsite location. We may have environmental liability associated with historic operations as disclosed in Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. We may also become subject to environmental liabilities in the future as a result of other historic or current operations.
Conflict Minerals and Supply Chain
We are subject to Securities and Exchange Commission (“SEC”) rules adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning “conflict minerals” (generally tin, tantalum, tungsten and gold) and similar rules adopted by the EU. Certain of these conflict minerals are used in the manufacture of our products. These rules require us to perform an inquiry of all suppliers regarding the country of origin for materials or components containing conflict minerals necessary to the production or functionality of our products. If any such conflict minerals originated in the Democratic Republic of the Congo or adjoining countries (the “DRC region”), we must undertake due diligence efforts to determine whether such minerals financed or benefited armed groups in the DRC region. Since our supply chain is complex, our ongoing compliance with these rules could affect the pricing, sourcing and availability of conflict minerals used in the manufacture of our products.
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

Human Capital
Our Board of Directors and the executive team put significant focus on our human capital resources, as we strive to build leadership capability and create a diverse, inclusive work environment that inspires excellence. This cultural framework recognizes the value of individuals as critical to Integer’s operational strategy. As of December 31, 2022, Integer employed approximately 10,000 associates in addition to a contingent workforce of approximately 100 to assist with various projects and service functions and address peaks in staff requirements. We are a global company serving markets worldwide. As of December 31, 2022 our workforce is distributed as follows:
•43% in the U.S.;
•26% in Mexico;
•17% in Ireland;
•8% in the Dominican Republic;
•3% in both Uruguay and Malaysia; and
•less than 1% combined in Germany, Israel and Switzerland.
Associate Management and Development
Leaders at Integer are responsible for managing and developing the talent of their associates. To facilitate leaders’ efforts, we rely on a “Talent Cycle” framework, which is a holistic, integrated approach for meeting the human capital needs of Integer. The Talent Cycle (i) defines the major categories of leadership responsibilities in alignment with the employment lifecycle and (ii) prioritizes programs and resources to ensure these responsibilities are executed consistently. Stages of the Talent Cycle include:
•Planning for current and future capabilities
•Acquiring the critical talent needed to run our business
•Engaging our associates to motivate and retain them
•Differentiating our talent at all levels to foster a performance culture
•Developing our talent to achieve performance excellence
•Building leadership capability and promoting associates who have demonstrated strong leadership capability
Developing our talent is one of the most critical stages in the Talent Cycle and an ongoing focus at Integer. We have defined a model of core skills and competencies to guide associates in their development planning, and we encourage associates to actively focus on their own development though individual development plans, designed to help each associate be more effective in their current role and to prepare for their next role. Additionally, we regularly conduct talent reviews and succession planning to identify and develop our top leadership talent. Finally, all associates participate in our performance management process, which involves both ongoing feedback and a formal performance evaluation at year-end.
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
Competitive Pay/Benefits and Gender Equity
Our total rewards program is designed to attract, retain and motivate associates to contribute to Integer’s success, and includes market-competitive elements reflective of the geographies in which we operate. We incorporate many factors into associate pay decisions, including market comparisons of compensation and benefits for similar roles, individual associate skills and experience in their role, individual performance annually and over multiple years, and relative contributions to the Company’s short- and long-term success. As of December 31, 2022, the percentage of our global workforce represented by women was 48%. Reflective of our commitment to diverse representation at Integer, we have analyzed the compensation of our senior leadership team and concluded there is no pay gap between genders.

Focus on Diversity, Inclusion and Non-Discrimination
Through our values, Code of Conduct, and commitment to Diversity and Inclusion (“D&I”), we strive to create a culture that unifies and embraces the uniqueness each associate brings to Integer, positioning us for long-term success. We are committed to creating a better, more inclusive company in which all of us accept, respect and value one another’s individual differences, encouraging different perspectives and ideas that improve team synergy and communication.
Our management approach continues to accelerate our D&I strategy, creating a robust engagement platform designed to increase innovation and enhance business. We have infused D&I into our business processes and created local and global engagement opportunities for associates.
Key successes in our strategy include:
•As of December 31, 2022, 42% of our U.S. based workforce are people of color
•Globally, 48% of our workforce as of December 31, 2022 are women
•100% executive leadership actively serve as executive sponsors of D&I initiatives
•Each member of our senior leadership team adopted a culture focused goal, and 31% of these goals relate to D&I
•Continuing with three cross functional governing D&I councils, which advance the global D&I strategy at all levels of the organization
•Establishing three additional employee resource groups, bringing our total up to six groups, which are voluntary, employee-led groups of associates who join together based on common interests, backgrounds or demographic factors
•Empowering D&I site champions, whose responsibility it is to promote the Integer’s diversity and inclusion initiatives at each of our locations
•Expanded our Day of Understanding to a month-long observance of D&I in 2022
As part of our management approach and culture of promoting, protecting and respecting all associates, we continue to encourage a workplace free from discrimination or unlawful harassment. We continue to achieve our goal of 100% of associates globally completing annual Code of Conduct and Anti-Harassment, Non-Discrimination and Anti-Retaliation training. Training is conducted in multiple languages, including English, Spanish and Malay, covering all legal and ethical requirements, and is provided when onboarding all associates hired at Integer and conducted annually thereafter. In addition, all Board members and professional and management associates are required to annually review and certify their understanding of, and agreement to comply with, the Code of Conduct.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning our executive officers is presented below as of February 21, 2023. The officers’ terms of office run from year to year until the first meeting of the Board of Directors occurring immediately following our Annual Meeting of Stockholders, and until their successors are elected and qualified, except in the case of earlier death, retirement, resignation or removal.
Joseph W. Dziedzic, age 54, is President and Chief Executive Officer of the Company and a member of our Board of Directors. He assumed that role on July 16, 2017 following his appointment as interim President & Chief Executive Officer on March 27, 2017. Mr. Dziedzic was the Executive Vice President and Chief Financial Officer of The Brink’s Company from 2009 to 2016, and prior to joining The Brink’s Company in 2009, he had a 20-year career with General Electric.
Jason K. Garland, age 49, is the Company’s Executive Vice President and Chief Financial Officer. Mr. Garland had served as Divisional Vice President & Chief Financial Officer, Global Sales, for Tiffany & Co. from October 2017 until joining the Company in October 2018, and had served as Divisional Vice President & Chief Financial Officer, Diamond & Jewelry Supply, for Tiffany & Co. from July 2015 to October 2017. From 1995 to 2015, Mr. Garland served in various financial and operational roles at General Electric, including as Chief Financial Officer, GE Industrial Solutions, from March 2010 to June 2015.
Jennifer M. Bolt, age 54, is Executive Vice President, Global Operations and ESG, and has served in that position since April 2019. Ms. Bolt was promoted from Senior Vice President to Executive Vice President in March 2022. From October 2015 to April 2019, Ms. Bolt served as President, Electrochem. In November 2017, Ms. Bolt assumed leadership of the Portable Medical product line, and in February 2018, she assumed leadership for the Integer Manufacturing Excellence strategic imperative. From June 2013 to October 2015, she was Vice President, Supply Chain and Operational Excellence for Greatbatch.  Ms. Bolt held the position of Vice President, Operations for Electrochem from May 2012 to June 2013, and prior to that served as Director of Operations of our Raynham, MA facility from September 2007 to May 2012.  Ms. Bolt joined our Company in May 2005 as the Manufacturing Engineering Manager for our Alden, New York facility.  Prior to joining our Company, she served in a variety of engineering and operational roles at General Motors/Delphi and Eastman Kodak.
Margaret Carthy, age 59, is Senior Vice President, Quality and Regulatory Affairs. She joined the Company in 2004 and was promoted to her current position in January 2022. Before assuming this role, Ms. Carthy served as Vice President of Quality and Regulatory for our Cardio & Vascular product category. Prior to joining our Company, Ms. Carthy was a Quality & Regulatory Leader for the European Region at Sola International, now Carl Zeiss.
Payman Khales, age 53, is President, Cardio & Vascular, and joined the Company on February 20, 2018. Mr. Khales is also the leader for the Integer Market Focused Innovation strategic imperative. Prior to joining Integer, Mr. Khales was the President of the Environmental Technologies Segment at CECO Environmental Company from May 2014 through July 2017. Previously, he was employed by Ingersoll Rand Company where he held a variety of different roles in the United States and Canada, including Vice President Product Management for the global Power Tools division from January 2012 through April 2014, and Vice President Strategic Accounts & Channels from February 2010 through December 2011.
McAlister C. Marshall, II, age 53, is Senior Vice President, General Counsel, Chief Ethics and Compliance Officer and Corporate Secretary. He joined the Company in September 2021 on an interim basis and assumed his current role on a permanent basis in January 2022. Mr. Marshall was previously the Senior Vice President, General Counsel and Chief Administrative Officer at The Brink’s Company from July 2016 until December 2018, after serving as Vice President and General Counsel beginning in September 2008. Mr. Marshall continued to serve as a consultant for The Brink’s Company until December 2019.
Andrew Senn, age 41, is Senior Vice President, Strategy, Business Development and Investor Relations. Mr. Senn was promoted to the position of Senior Vice President, Strategy and Business Development in January 2022 and assumed the Investor Relations responsibilities in February 2023. From October 2015 to January 2022, Mr. Senn served as Vice President in various roles responsible for research & development, marketing and commercial sales. From January 2013 until the Company’s acquisition of Lake Region Medical in October 2015, he was responsible for research & development and program management for Lake Region Medical. Prior to joining Lake Region Medical, Mr. Senn served as Director of Program Management responsible for electrophysiology systems at St. Jude Medical from June 2009 until January 2013. From June 2003 to June 2009, Mr. Senn served in various engineering and program management roles at Lake Region Medical.
Kirk Thor, age 59, is Executive Vice President and Chief Human Resources Officer. From 2013 until joining the Company in January 2018, Mr. Thor was Vice President for Global Talent Management & Organization Effectiveness at Flowserve Corporation. From 2007 to 2012, he served as Vice President for Talent Management & Organization Development at JC Penney. In February 2018, he assumed leadership for the Integer Culture strategic imperative.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
Some statements contained in this report and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations, and these statements are subject to known and unknown risks, uncertainties and assumptions. Forward-looking statements include statements relating to:
•the impact of the COVID-19 global pandemic and supply chain pressures on the Company and our business;
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
While it is not possible to create a comprehensive list of all factors that may cause actual results to differ from results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following:
•operational risks, such as the duration, scope and impact of the COVID-19 pandemic, including the evolving health, economic, social and governmental environments and the effect of the pandemic on our associates, suppliers and customers as well as the global economy; our dependence upon a limited number of customers; pricing pressures and contractual pricing restraints we face from customers; our reliance on third party suppliers for raw materials, key products and subcomponents; interruptions in our manufacturing operations; our ability to attract, train and retain a sufficient number of qualified associates to maintain and grow our business; the potential for harm to our reputation caused by quality problems related to our products; our dependence upon our information technology systems and our ability to prevent cyber-attacks and other failures; global climate change and the emphasis on ESG matters by various stakeholders; and our dependence upon our senior management team and technical personnel;
•strategic risks, such as the intense competition we face and our ability to successfully market our products; our ability to respond to changes in technology; our ability to develop new products and expand into new geographic and product markets; and our ability to successfully identify, make and integrate acquisitions to expand and develop our business in accordance with expectations;
•financial risks, such as our significant amount of outstanding indebtedness and our ability to remain in compliance with financial and other covenants under the credit agreement governing our senior secured credit facilities (“Senior Secured Credit Facilities”); economic and credit market uncertainties that could interrupt our access to capital markets, borrowings or financial transactions; financial and market risks related to our international operations and sales; our complex international tax profile; and our ability to realize the full value of our intangible assets; and
•legal and compliance risks, such as regulatory issues resulting from product complaints, recalls or regulatory audits; the potential of becoming subject to product liability or intellectual property claims; our ability to protect our intellectual property and proprietary rights; our ability and the cost to comply with environmental regulations; our ability to comply with customer-driven policies and third party standards or certification requirements; our ability to obtain necessary licenses for new technologies; legal and regulatory risks from our international operations; and the fact that the healthcare industry is highly regulated and subject to various regulatory changes; and
•other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of this report.

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
The global spread of COVID-19 and its variants has created significant uncertainty and worldwide economic disruption. COVID-19 has negatively impacted our operating results and may continue to do so in the future. The duration and scope of the impact is uncertain given the evolving health, economic, social and governmental environments.
Specific impacts to our business have included delayed and reduced customer orders, increased absenteeism, disruptions in our supply chain, delays in shipments to and from certain countries, and restrictions on our associates’ ability to travel or work. We expect delayed and reduced customer demand will continue to impact our operations. The pandemic has affected and continues to affect our manufacturing facilities and our associates’ health. If the operations of any of our manufacturing sites are materially impacted as a result of the pandemic, it may not be possible for us to continue to timely manufacture relevant products at required levels, or at all. We have modified, and may further modify, our business practices in response to the COVID-19 pandemic and related third-party responses, including from government authorities. Any continued or renewed business closures, operating disruptions, or travel or work restrictions that impact our associates, customers, suppliers or manufacturing facilities will likely continue to adversely affect our operations locally and worldwide and could have a material adverse effect on our operating results and financial condition.
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
In 2022, our top three customers collectively accounted for approximately 46% of our revenues. Reductions in demand from these customers, largely because of reduction in demand for medical procedures during the COVID-19 pandemic, has negatively impacted our results of operations during prior fiscal years and may impact our future results of operations if material reductions in demand recur. These customers may not agree to renew or extend our supply agreements with them. Furthermore, many of our supply agreements do not contain minimum purchase level requirements and therefore there is no guaranteed source of revenue that we can depend upon under these agreements. In addition, we are dependent on the continued growth, viability and financial stability of these customers. The markets in which these customers operate are subject to rapid technological change, vigorous competition and short product life cycles. As a result, when these customers are adversely affected by these factors, we may be similarly adversely affected. The loss of any large customer, a material reduction of business with that customer, or a delay or failure by that customer to make payments due to us, would harm our business, financial condition and results of operations.
We are subject to pricing pressures from customers and contractual pricing constraints, which could harm our operating results and financial condition.
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
Our products are designed and manufactured in facilities located around the world. In most cases, the manufacturing of specific product lines is concentrated in one or a few locations. If an event (including any weather or natural disaster-related event) occurred that resulted in material damage or loss of one or more of these manufacturing facilities or we lacked sufficient labor to fully operate the facility, we might be unable to transfer the manufacture of the relevant products to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for a number of reasons, including but not limited to a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies. Other disruptions in our manufacturing operations for any reason, including equipment malfunction, failure to follow specific protocols and procedures, or environmental factors could lead to an inability to supply our customers with our products, unanticipated costs, lost revenues and damage to our reputation. The ongoing COVID-19 pandemic has caused, and may continue to cause, delays in production, unanticipated costs and lost revenues. In addition, our business involves complex manufacturing processes and the use of various hazardous materials, chemicals and other regulated substances, such as trichloroethylene, that can be dangerous to our associates. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur. Any accident, such as a chemical spill or fire, could result in significant manufacturing delays or claims for damages resulting from injuries, which would harm our operations and financial condition. The potential liability resulting from any such accident or death, to the extent not covered by insurance, could harm our financial condition or operating results. Any disruption of operations at any of our facilities, and in particular our larger facilities, could result in production delays, which could adversely affect our operations and harm our business.

We may not be able to attract, train and retain a sufficient number of qualified associates to maintain and grow our business.
We monitor the markets in which we compete and assess opportunities to better align expenses with revenues, while preserving our ability to make needed investments in RD&E projects, capital and our associates that we believe are critical to our long-term success. Our success will depend in large part upon our ability to attract, train, retain and motivate highly skilled associates. There is currently aggressive competition for employees who have experience in technology and engineering. We compete intensely with other companies to recruit and hire from this limited pool, which competition has become more acute since the beginning of the COVID-19 pandemic. The industries in which we compete for employees are characterized by high levels of employee attrition. Although we believe we offer competitive salaries and benefits, we may have to increase spending to attract, train and retain qualified personnel. If we are unable to attract, train and retain a sufficient number of qualified associates to maintain and grow our business, it could have an adverse impact on our results of operations.
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
Global climate change and related emphasis on environmental, social and governance ("ESG") matters by various stakeholders could negatively affect our business or stock price.
Customer, investor and employee expectations relating to ESG have been rapidly evolving and increasing. In addition, government organizations are enhancing or advancing legal and regulatory requirements specific to ESG matters. The heightened stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in noncompliance, the loss of business, reputational impacts, reduced demand for our stock, diluted market valuation, and an inability to attract customers. In addition, our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability.
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
If the markets for our products do not grow as we or industry experts forecast, our revenues could be less than expected. Furthermore, it is difficult to predict the rate at which the markets for our products will grow or if new and increased competition will result in market saturation. Slower growth in the cardiac rhythm management, neuromodulation, cardio and vascular, environmental, military or energy markets in particular would adversely impact our revenues. In addition, we face the risk that our products will lose widespread market acceptance. Our customers may not continue to utilize the products we offer and a market may not develop for our future products.
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
One facet of our growth strategy is to make acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional or enhanced products to our existing customers and to expand our business into related markets. Our continued growth may depend on our ability to successfully identify and acquire companies that complement or enhance our existing business on acceptable terms. We may not be able to identify or complete future acquisitions. In addition, we will need to comply with the terms of our Senior Secured Credit Facilities and any future financing that we may incur, to pursue and complete future acquisitions. In connection with pursuing this growth strategy, some of the risks that we may encounter include expenses associated with and difficulties in identifying potential targets, the costs associated with unsuccessful acquisitions, and higher prices for acquired companies because of significant competition for attractive acquisition targets.

Successful integration and anticipated benefits of acquisitions cannot be assured and integration matters could divert attention of management away from operations.
Part of our business strategy includes acquiring additional businesses and assets, which we have done in each of the last four years. If we do not successfully integrate acquisitions we may not realize anticipated operating advantages and cost savings. Our ability to realize the anticipated benefits from acquisitions will depend, to a large extent, on our ability to integrate these acquired businesses with our legacy businesses. Integrating and coordinating aspects of the operations and personnel of the acquired business with legacy businesses involves complex operational, technological and personnel-related challenges. This process is time-consuming and expensive, disrupts the businesses of both companies and may not result in the achievement of the full benefits expected by us, including cost synergies expected to arise from supply chain efficiencies and overlapping general and administrative functions.
The potential difficulties, and resulting costs and delays, include:
•managing a larger combined company;
•consolidating corporate and administrative infrastructures;
•issues in integrating manufacturing, warehouse and distribution facilities, supply chain, RD&E and sales forces;
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
At December 31, 2022, we had $931 million in principal amount of debt outstanding. As of December 31, 2022, our debt service obligations, comprising principal and interest, are estimated to be approximately $78 million for 2023. The outstanding indebtedness and the terms and covenants of the agreements under which this debt was incurred, could, among other things:
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
In 2017, the U.K.’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intention to phase out LIBOR by the end of 2021. The deadline has been mostly extended and most U.S. dollar-denominated LIBOR maturity tenors will continue to be published until June 30, 2023. Our Senior Secured Credit Facilities use LIBOR as a benchmark for determining borrowing rates but also provides for the use of the Secured Overnight Finance Rate (“SOFR”) in the event LIBOR is no longer available. The change to SOFR as the benchmark borrowing rate may result in an effective increase in the applicable interest rate, and thus increased borrowing costs under our Senior Secured Credit Facilities agreement, which could impact our financial condition and results of operations.
Economic and credit market uncertainty could interrupt our access to capital markets, borrowings, or financial transactions to hedge certain risks, which could adversely affect our business prospects and financial condition.
To date, we have been able to access debt and equity financing that has allowed us to complete acquisitions, make investments in growth opportunities and fund working capital requirements. In addition, we enter into financial transactions to hedge certain risks, including foreign exchange and interest rate risk. Our continued access to capital markets, the stability of our lenders under our Senior Secured Credit Facilities and their willingness to support our needs, and the stability of the parties to our financial transactions that hedge risks are essential for us to meet our current and long-term obligations, fund operations, and fund our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could adversely affect our business prospects and financial condition.
Our international sales and operations are subject to a variety of market and financial risks and costs that could affect our profitability and operating results.
Our sales outside the U.S., which accounted for approximately 45% of sales for 2022, and our operations in Europe, Asia, Israel, Mexico, South America and the Caribbean are and will continue to be subject to a number of risks and potential costs, including:
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
We have a complex tax profile due to the global nature of our operations and may experience increases and variability in our quarterly and annual effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities, and changes in tax rates.
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
Changes in international tax laws or additional changes in U.S. tax laws could materially affect our financial position and results of operations. The EU and many of its member countries, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering tax law changes that would negatively impact our effective tax rate. If tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is possible such changes could adversely impact our financial results.
Our effective income tax rate is the result of the income tax rates in the various countries in which we do business. Our mix of income and losses in these jurisdictions affects our effective tax rate. For example, relatively more income in higher tax rate jurisdictions would increase our effective tax rate and thus lower our net income. Similarly, if we generate losses in tax jurisdictions for which no benefits are available, our effective income tax rate will increase. Our effective income tax rate may also be impacted by the recognition of discrete income tax items, such as required adjustments to our liabilities for uncertain tax positions or our deferred tax asset valuation allowance. Our effective income tax rate has fluctuated from 10.4% in 2020, to 8.0% in 2021 and to 14.0% for 2022. A significant increase in our effective income tax rate could have a material adverse impact on our earnings.
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
At December 31, 2022, we had $1.8 billion of goodwill and other intangible assets, representing 64% of our total assets. These intangible assets consist primarily of goodwill, trademarks, tradenames, customer lists and patented technology arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested annually or upon the occurrence of certain events that indicate that the assets may be impaired. Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events that indicate that the assets may not be recoverable. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, our significant amount of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. In the event of a significant charge to earnings, the market price of our common stock could be adversely affected. In addition, intangible assets with definite lives, which represent $729.6 million of our net intangible assets at December 31, 2022, will continue to be amortized. These expenses will continue to reduce our future earnings or increase our future losses. The accounting for intangible assets requires reliance on forward looking estimates of sales and/or earnings. Due to the uncertainty surrounding the global pandemic, estimating the future performance of our business is extremely challenging and the range of deviation from internal estimates could be more significant in this environment. As of December 31, 2022, the pandemic has not had an impact on the carrying value of our goodwill and other intangible assets. A prolonged pandemic could have adverse changes on the underlying estimates, assumptions or judgments and could have a material adverse impact on the fair value of our goodwill and other indefinite-lived intangible assets.

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
Our profitability and international operations are, and will continue to be, subject to risks relating to changes in foreign legal and regulatory requirements. In addition, our international operations are governed by various U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act and other similar anti-corruption laws in other countries that prohibit us and our business partners and other intermediaries from making improper payments or offers of payment to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities and could adversely affect our business, reputation, operating results, and financial condition.
The healthcare industry is highly regulated and subject to various political, economic and regulatory changes that could increase our compliance costs and force us to modify how we develop and price our products.
The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Several of our product lines are subject to international, federal, state and local health and safety, packaging and product content regulations, including the European Medical Device Regulation that went into effect in May 2021, which was adopted by the EU as a common legal framework for all EU member states. In addition, medical devices are subject to regulation by the FDA and similar governmental agencies. These regulations cover a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. Compliance with these regulations is time consuming, burdensome and expensive and could adversely affect our ability to sell products. This may result in higher than anticipated costs or lower than anticipated revenues.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal executive office and headquarters is located in Plano, Texas, in a leased facility. As of December 31, 2022, we operated 17 facilities in the U.S., six in Europe, three in Mexico, two in Asia, one in the Dominican Republic, one in South America, and one in Israel. Of these facilities, 24 were leased and 7 were owned. We occupy approximately two million square feet of manufacturing and RD&E space worldwide. We believe the facilities we operate and their equipment are effectively utilized, well maintained, generally are in good condition, and will be able to accommodate our capacity needs to meet current levels of demand. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities, expand or dispose of existing facilities.

ITEM 3.    LEGAL PROCEEDINGS

For information regarding certain legal proceedings pending against us, see Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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
Stockholders. According to the records of our transfer agent, there were approximately 100 holders of record of our common stock on February 10, 2023. Because many of these shares are held by brokers and other institutions on behalf of the ultimate beneficial holders of these shares, we are unable to estimate the total number of stockholders represented by these record holders.
PERFORMANCE GRAPH
The following graph compares, for the five year period ended December 31, 2022, the cumulative total stockholder return for Integer Holdings Corporation, the Russell 2000 Index, and iShares US Medical Devices ETF. The graph assumes that $100 was invested on December 29, 2017 and assumes reinvestment of dividends. No adjustments have been made for the value provided to shareholders for spin-offs. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

Total Return Performance
Index Value
$250
$200
$150
$100
$50
$0
12/29/17
12/28/18
12/31/19
12/31/20
12/31/21
12/31/22
Integer Holdings Corporation
Russell 2000 Index
iShares US Medical Devices ETF

Company/Index	12/29/17	12/28/18	12/31/19	12/31/20	12/31/21	12/31/22

Integer Holdings Corporation	$100.00	$167.84	$177.55	$179.23	$188.94	$151.13
Russell 2000 Index	100.00	87.14	106.65	111.59	143.14	122.41
iShares US Medical Devices ETF	100.00	115.28	155.69	190.94	227.06	182.32

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing in Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” in Item 1A of this report. Unless otherwise stated, all results and comparisons below represent results from continuing operations.
Our Business
•Our business
•Impact of global events
•Business acquisitions
•Product line sales realignment
•Discontinued operations
•Financial overview
Our Financial Results
•Fiscal 2022 compared with fiscal 2021
•Liquidity and capital resources
•Cash and other commitments
•Impact of recently issued accounting standards
Critical Accounting Estimates
•Inventories
•Acquisition method of accounting
•Valuation of goodwill and intangible assets
Our Business
Integer Holdings Corporation is one of the largest MDO manufacturers in the world serving the cardiac rhythm management, neuromodulation, orthopedics, vascular and advanced surgical markets. We also develop batteries for high-end niche applications in the non-medical energy, military, and environmental markets. Our vision is to enhance the lives of patients worldwide by being our customers’ partner of choice for innovative technologies and services.
We organize our business into two reportable segments, Medical and Non-Medical, and derive our revenues from four principle product lines. The Medical segment includes the Cardio & Vascular, Cardiac Rhythm Management & Neuromodulation and Advanced Surgical, Orthopedics & Portable Medical product lines and the Non-Medical segment comprises the Electrochem product line. For more information on our segments, please refer to Note 18, “Segment and Geographic Information,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Impact of Global Events
Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, severe and sustained inflation, a rising interest rate environment, fluctuations in global currencies, and supply chain disruptions may continue to cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and product line, but specific impacts to our business include increased borrowing costs, labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, restrictions on associates’ ability to travel or work, and delays in shipments to and from certain countries. We monitor economic conditions closely. In response to reductions in revenue, we can take actions to align our cost structure with changes in demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions and other developments.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Business Acquisitions
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
Refer to Note 2, “Business Acquisitions,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about the acquisition of Aran and Oscor.
Product Line Sales Realignment
We have communicated to certain customers our intent to exit certain markets we serve in the Advanced Surgical, Orthopedics & Portable Medical product line. We are working closely with these customers to support the transition of these products to other suppliers. Due to quality and regulatory requirements, we expect it will take three to four years to complete this transition and see the corresponding decline in sales. In order to align with the planned exit of those markets and better align with our end markets and product line strategies, product line sales within the Medical segment have been recast to reflect the reclassification of certain products from the historical product lines to the product lines associated with those revenues that will be utilized for future revenue reporting. We believe the revised presentation will provide improved reporting and better transparency into the operational results of our business and markets. Prior period amounts have been reclassified to conform to the new product line sales reporting presentation. For the years ended December 31, 2021 and 2020, Cardio & Vascular sales of $32.9 million and $31.7 million, respectively, and Advanced Surgical, Orthopedics & Portable Medical sales of $22.8 million and $20.5 million, respectively, were reclassified to the Cardiac Rhythm Management & Neuromodulation product line.
Discontinued Operations
In July 2018, we completed the sale of the AS&O Product Line within our Medical segment. For all periods presented, financial results reported as discontinued operations relate to the divested AS&O Product Line. All results and information presented exclude the AS&O Product Line unless otherwise noted.
During 2022, we recognized income from discontinued operations of $1.0 million or $0.03 per diluted share. During 2021, we recognized income from discontinued operations of $3.8 million or $0.11 per diluted share. There was no income from discontinued operations during 2020.
Refer to Note 20, “Discontinued Operations,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Financial Overview
Fiscal 2022 Compared with Fiscal 2021
Income from continuing operations for 2022 was $65.4 million or $1.96 per diluted share compared to $93.0 million or $2.80 per diluted share for 2021. These variances are primarily the result of the following:
•Sales for 2022 increased 13% to $1.376 billion primarily from the Oscor acquisition and continued product demand recovery from the impacts of the COVID-19 pandemic.
•Gross profit for 2022 increased $22.0 million or 7%, primarily from higher sales volume, partially offset by increased cost of sales resulting from labor and supply constraints.
•Operating expenses for 2022 increased by $36.4 million compared to 2021, due to higher labor costs and restructuring and other charges.
•Interest expense for 2022 increased by $7.0 million, due to higher interest rates and average debt outstanding.
•We recognized net losses on equity investments of $7.6 million and $3.1 million during 2022 and 2021, respectively. Gains and losses on equity investments are generally unpredictable in nature.
•Other (income) loss, net for 2022 and 2021 was income of $0.9 million and $0.1 million, respectively, primarily due to fluctuations in foreign currency gains and losses in the respective periods.
•We recorded provisions for income taxes of $10.6 million and $8.0 million for 2022 and 2021, respectively. The changes in income tax were primarily due to relative changes in pre-tax income and the impact of discrete tax items.
Fiscal 2021 Compared with Fiscal 2020
Income from continuing operations for 2021 was $93.0 million or $2.80 per diluted share compared to $77.3 million or $2.33 per diluted share for 2020. These variances are primarily the result of the following:
•Sales for 2021 increased 14% to $1.221 billion as we began to see our sales return to pre-pandemic levels as the demand for many of our products continued to recover from the impacts of the COVID-19 pandemic.
•Gross profit for 2021 increased $51.3 million or 18%, primarily from higher sales volume and production efficiencies.
•Operating expenses for 2021 increased by $36.2 million compared to 2020, primarily due to increases of $32.4 million in SG&A expenses and $3.5 million in RD&E expenses. Included in SG&A expenses for 2020 is a net gain of $28.2 million recognized in connection with a patent litigation judgment. Refer to Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information on the patent litigation judgment.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Consolidated Financial Statements, contained in Item 8 of this report, for the periods presented (dollars in thousands, except per share amounts):

				Change		Change
				2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%
Medical Sales:
Cardio & Vascular	$699,469	$593,117	$538,240	$106,352	18%	$54,877	10%
Cardiac Rhythm Management & Neuromodulation	532,580	502,288	398,409	30,292	6%	103,879	26%
Advanced Surgical, Orthopedics & Portable Medical	97,502	87,221	101,329	10,281	12%	(14,108)	(14)%
Total Medical Sales	1,329,551	1,182,626	1,037,978	146,925	12%	144,648	14%
Non-Medical	46,545	38,453	35,464	8,092	21%	2,989	8%
Total sales	1,376,096	1,221,079	1,073,442	155,017	13%	147,637	14%
Cost of sales	1,017,090	884,109	787,735	132,981	15%	96,374	12%
Gross profit	359,006	336,970	285,707	22,036	7%	51,263	18%
Gross profit as a % of sales	26.1%	27.6%	26.6%
Operating expenses:
Selling, general and administrative	160,578	141,418	109,006	19,160	14%	32,412	30%
Research, development and engineering	60,918	51,985	48,468	8,933	17%	3,517	7%
Restructuring and other charges	16,183	7,856	7,621	8,327	106%	235	3%
Total operating expenses	237,679	201,259	165,095	36,420	18%	36,164	22%
Operating income	121,327	135,711	120,612	(14,384)	(11)%	15,099	13%
Interest expense	38,632	31,628	38,220	7,004	22%	(6,592)	(17)%
(Gain) loss on equity investments, net	7,636	3,143	(5,337)	4,493	143%	8,480	(159)%
Other (income) loss, net	(899)	(123)	1,522	(776)	NM	(1,645)	NM
Income from continuing operations before income taxes	75,958	101,063	86,207	(25,105)	(25)%	14,856	17%
Provision for income taxes	10,608	8,043	8,949	2,565	32%	(906)	(10)%
Effective tax rate	14.0%	8.0%	10.4%
Income from continuing operations	$65,350	$93,020	$77,258	$(27,670)	(30)%	$15,762	20%
Diluted earnings per share from continuing operations	$1.96	$2.80	$2.33	$(0.84)	(30)%	$0.47	20%
NM - Calculated change not meaningful.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Fiscal 2022 Compared with Fiscal 2021
The following discussion is a comparison between results for the years ended December 31, 2022 and 2021. For a discussion of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 22, 2022.
Sales
Sales by product line for 2022 and 2021 were as follows (dollars in thousands):

			Change
	2022	2021	$	%
Medical Sales:
Cardio & Vascular	$699,469	$593,117	$106,352	17.9%
Cardiac Rhythm Management & Neuromodulation	532,580	502,288	30,292	6.0%
Advanced Surgical, Orthopedics & Portable Medical	97,502	87,221	10,281	11.8%
Total Medical Sales	1,329,551	1,182,626	146,925	12.4%
Non-Medical	46,545	38,453	8,092	21.0%
Total sales	$1,376,096	$1,221,079	$155,017	12.7%
Total 2022 sales increased 13% to $1.376 billion in comparison to 2021. The most significant drivers of this decrease were as follows:
Cardio & Vascular (“C&V”) sales for 2022 increased $106.4 million or 18% in comparison to 2021. C&V sales for 2022 reflect strong customer demand, as well as sales from the Oscor and Aran acquisitions. Foreign currency exchange rate fluctuations lowered C&V sales for 2022 by $6.3 million. C&V sales for 2022 include Aran (since the date of acquisition) and Oscor sales totaling $52.1 million. C&V sales for 2021 include Oscor sales since the date of acquisition of $2.9 million.
Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales for 2022 increased $30.3 million or 6% in comparison to 2021. CRM&N sales for 2022 were driven by the Oscor acquisition, with mid-single digit growth in both cardiac rhythm management and neuromodulation. Foreign currency exchange rate fluctuations lowered CRM&N sales for 2022 by $0.1 million. CRM&N sales for 2022 include Oscor sales totaling $41.7 million. CRM&N sales for 2021 include Oscor sales since the date of acquisition of $1.8 million.
Advanced Surgical, Orthopedics & Portable Medical (“AS&O”) sales for 2022 increased by $10.3 million in comparison to 2021, primarily due to higher demand to support the start of the multi-year Portable Medical exit announced earlier this year. Foreign currency exchange rate fluctuations lowered AS&O sales for 2022 by $0.1 million.
Non-Medical sales for 2022 increased $8.1 million or 21% in comparison to 2021. The sales increase reflects energy market growth and strong demand in military and environmental markets. Foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during 2022 in comparison to 2021.
Gross Profit

	2022	2021
Gross profit (in thousands)	$359,006	$336,970
Gross margin	26.1%	27.6%
Gross margin for 2022 decreased 150 basis points compared to 2021, primarily driven by incremental labor and supply chain costs related to increased wages, freight and manufacturing inefficiencies from supply chain disruptions.

MANAGEMENT’S DISCUSSION AND ANALYSIS
SG&A Expenses
SG&A expenses comprise the following for 2022 and 2021 (in thousands):

	2022	2021	Change
Compensation and benefits(a)	$85,876	$77,208	$8,668
Amortization expense(b)	33,136	28,507	4,629
Professional fees(c)	14,003	13,040	963
Contract services(d)	10,165	8,218	1,947
Travel and entertainment(e)	1,690	505	1,185
All other SG&A(f)	15,708	13,940	1,768
Total SG&A expense	$160,578	$141,418	$19,160
__________
(a)Compensation and benefits increased primarily due to an increase in headcount from the acquisitions of Aran and Oscor.
(b)Amortization expense increased due to amortization of intangible assets from the Aran and Oscor acquisitions.
(c)Professional fees increased primarily due to inclusion of the operations of Aran and Oscor for all or part of 2022.
(d)Contract services expense increased primarily due to higher software costs from information technology enhancements.
(e)The increases in travel and entertainment expense was due to a modest return to travel as travel restrictions originally implemented in response to the COVID-19 pandemic ease.
(f)The net increase in all other SG&A for 2022 compared to 2021 is primarily attributable to higher rent and insurance from the Aran and Oscor acquisitions.
RD&E
RD&E expenses for 2022 and 2021 were $60.9 million and $52.0 million, respectively. The increase in RD&E expenses for 2022 compared to 2021 was primarily due to investments made to support long-term revenue growth, the timing of program milestone achievements for customer funded programs, and incremental expense due to the Aran and Oscor Acquisitions. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Restructuring and Other Charges
We continuously evaluate our business and identify opportunities to realign resources to better serve our customers and markets, improve operational efficiency and capabilities, and lower operating costs. To realize the benefits associated with these opportunities, we undertake restructuring-type activities to transform our business. We incur costs associated with these activities, which primarily include exit and disposal costs and other costs directly related to the restructuring initiative. Restructuring charges include exit and disposal costs from these activities and restructuring-related charges are costs directly related to the restructuring initiatives. In addition, from time to time, we incur costs associated with acquiring and integrating businesses, and certain other general expenses, including asset impairments.
Restructuring and other charges comprise the following for 2022 and 2021 (in thousands):

	2022	2021	Change
Restructuring charges(a)	4,920	4,804	116
Acquisition and integration costs(b)	10,075	2,544	7,531
Other general expenses(c)	1,188	508	680
Total restructuring and other charges	$16,183	$7,856	$8,327
__________
(a)Restructuring charges for 2022 and 2021 primarily consist of termination benefits associated with our operational excellence and strategic reorganization and alignment initiatives.
(b)Amounts for 2022 primarily include expenses related to the Aran and Oscor acquisitions. Amounts for 2021 primarily include expenses related to the Oscor acquisition. The 2022 and 2021 amounts also include $3.1 million and $0.1 million, respectively, of net expense related to adjustments to increase the fair value of acquisition-related contingent consideration liabilities. See Note 17, “Financial Instruments and Fair Value Measurements,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information related to the fair value measurement of the contingent consideration.
(c)Amounts include expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies.
Refer to Note 11, “Restructuring and Other Charges,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information regarding these initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense for 2022 and 2021 is as follows (dollars in thousands):

	2022		2021		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$35,282	3.80%	$21,042	2.99%	$14,240	81
Loss on interest rate swap	918	0.10	3,406	0.48	(2,488)	(38)
Amortization of deferred debt issuance costs and original issue discount	1,922	0.23	3,251	0.50	(1,329)	(27)
Loss from extinguishment of debt	114	0.01	3,774	0.54	(3,660)	(53)
Interest expense on borrowings	38,236	4.14%	31,473	4.51%	6,763	(37)
Other interest expense	396		155		241
Total interest expense	$38,632		$31,628		$7,004
Interest expense relates primarily to borrowings made under our Senior Secured Credit Facilities, which consist of a five-year $400 million revolving credit facility (the “Revolving Credit Facility”), a five-year “term A” loan (the “TLA Facility”), and a seven-year “term B” loan (the “TLB Facility”).
During 2022, contractual interest expense increased due to higher average debt outstanding combined with increasing applicable interest rates. The higher average debt balance outstanding is the result of borrowings to fund the Oscor and Aran acquisitions, while interest rates have continued to climb due to increases in LIBOR which were partially offset by beneficial changes in our Senior Secured Credit Facilities agreement. During the third and fourth quarters of 2021 we entered into and subsequently amended a new Senior Secured Credit Facilities agreement, which among other changes, lowered the interest rate spreads on our Revolving Credit Facility and TLA Facility by 75 basis points and the LIBOR floor on our TLB facility by 50 basis points.
Other components of interest expense on borrowings include gains and losses on interest rate swaps and non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Interest rate swap includes realized (gains) losses on our interest rate swap contract which fluctuate depending on the spread between the rate swap contract fixed rate and TLA Facility floating rate. Compared to the same periods in 2021, amortization of deferred debt issuance costs and original issue discount decreased as a result of the extended maturity under the new Senior Secured Credit Facilities. The losses from extinguishment of debt during 2022 and 2021 were related to prepayments of portions of the Term Loan B facility. 2021 also included a write-off of $3.3 million of deferred issuance costs and unamortized discount in connection with the refinancing of our credit facilities in September 2021.
See Note 8, “Debt,” of the Notes to the Consolidated Financial Statements contained in Item 8 of this report for additional information pertaining to our debt.
As of December 31, 2022 and 2021, approximately 11% and 18%, respectively, of our principal amount of debt outstanding has been effectively converted to fixed-rate borrowings through the use of an interest rate swap.  We enter into interest rate swap agreements to reduce our exposure to fluctuations in the LIBOR rate. See Note 17, “Financial Instruments and Fair Value Measurements,” of the Notes to the Consolidated Financial Statements contained in Item 8 of this report for additional information pertaining to our interest rate swap agreement.
(Gain) Loss on Equity Investments, Net
During 2022 and 2021, we recognized net losses of $7.6 million and $3.1 million, respectively, on our equity investments. Gains and losses on equity investments are generally unpredictable in nature. During 2021, we recognized impairment charges of $0.1 million related to investments in our non-marketable equity securities. The residual losses for 2022 and 2021 relate to our share of equity method investee gains/losses, including unrealized appreciation and depreciation of the underlying interests of the investee. As of December 31, 2022 and December 31, 2021, the carrying value of our equity investments was $13.9 million and $21.8 million, respectively. See Note 17, “Financial Instruments and Fair Value Measurements,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for further details regarding these investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Other (Income) Loss, Net
Other (income) loss, net during 2022 and 2021 was income of $0.9 million and $0.1 million, respectively. Other (income) loss, net primarily includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits, Dominican peso, or Israeli shekel.
The impact of foreign currency exchange rates on transactions denominated in foreign currencies included in Other (income) loss, net for 2022 and 2021 were net gains of $1.1 million and $0.1 million, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in foreign currency exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
During 2022 and 2021, our provision for income taxes was $10.6 million on worldwide pre-tax income of $76.0 million (effective tax rate of 14.0%) and $8.0 million on worldwide pre-tax income of $101.1 million (effective tax rate of 8.0%), respectively. The stand-alone U.S. component of the effective tax rate for 2022 reflected a $4.9 million provision on $14.4 million of pre-tax book income (effective tax rate of 34.2%) versus a $2.0 million provision on $48.3 million of pre-tax book income (effective tax rate of 4.0%) for 2021. The stand-alone International component of the effective tax rate for 2022 reflected a $5.6 million provision on $61.5 million of pre-tax book income (effective tax rate of 9.2%) versus a $6.0 million provision on $52.8 million of pre-tax book income (effective tax rate of 11.4%) for 2021.
The provision for income taxes for 2022 differs from the U.S. statutory rate due to the following (dollars in thousands):

	U.S.		International		Combined
	$	%	$	%	$	%
Income before provision for income taxes	$14,446		$61,512		$75,958

Provision at statutory rate	$3,034	21.0%	$12,917	21.0%	$15,951	21.0%
Federal tax credits (including R&D)	(9,399)	(65.2)	—	—	(9,399)	(12.4)
Foreign rate differential	1,459	10.1	(9,152)	(14.9)	(7,693)	(10.1)
Stock-based compensation	2,009	13.9	—	—	2,009	2.6
Uncertain tax positions	2,469	17.1	—	—	2,469	3.3
State taxes, net of federal benefit	978	6.8	—	—	978	1.3
U.S. tax on foreign earnings, net of §250 deduction	5,225	36.2	—	—	5,225	6.9
Valuation allowance	(888)	(6.1)	694	1.1	(194)	(0.3)
Other	61	0.4	1,201	2.0	1,262	1.7
Provision for income taxes	$4,948	34.2%	$5,660	9.2%	$10,608	14.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS
The provision for income taxes for 2021 differs from the U.S. statutory rate due to the following (dollars in thousands):

	U.S.		International		Combined
	$	%	$	%	$	%
Income before provision for income taxes	$48,293		$52,770		$101,063

Provision at statutory rate	$10,141	21.0%	$11,082	21.0%	$21,223	21.0%
Federal tax credits (including R&D)	(11,929)	(24.8)	—	—	(11,929)	(11.8)
Foreign rate differential	1,366	2.8	(6,531)	(12.4)	(5,165)	(5.1)
Stock-based compensation	(1,084)	(2.2)	—	—	(1,084)	(1.1)
Uncertain tax positions	18	—	—	—	18	—
State taxes, net of federal benefit	1,183	2.4	—	—	1,183	1.2
U.S. tax on foreign earnings, net of §250 deduction	1,913	4.0	—	—	1,913	1.9
Valuation allowance	—	—	524	1.0	524	0.5
Other	398	0.8	962	1.8	1,360	1.4
Provision for income taxes	$2,006	4.0%	$6,037	11.4%	$8,043	8.0%
Our effective tax rate of 14.0% for 2022 is higher than our effective tax rate of 8.0% for 2021, primarily due to the unfavorable impact of stock-based compensation in 2022 and the non-recurring favorable impact in 2021 of a release of Uncertain Tax Positions relating to the tax years 2017 and 2018 as the Internal Revenue Service (“IRS”) effectively concluded its examination of those years during 2021.
Our effective tax rate for 2022 differs from the U.S. federal statutory tax rate of 21% due principally to the estimated impact of Federal Tax Credits (including R&D credits and Foreign tax credits), stock-based compensation windfalls, and the impact of earnings realized in foreign jurisdictions with statutory rates that are different than the U.S. federal statutory rate. These benefits are partially offset by the impact of U.S taxes on foreign earnings, including the GILTI provision which requires us to include foreign subsidiary earnings in excess of a deemed return on a foreign subsidiary’s tangible assets in our U.S. income tax return. The U.S. tax on foreign earnings is reflected net of a statutory deduction of 50% of the GILTI inclusion (subject to limitations based on U.S. taxable income, if any) and net of FDII that provides a 37.5% deduction to domestic companies for certain foreign sales and services income. The primary foreign jurisdictions in which we operate and the statutory tax rate for each respective jurisdiction include Switzerland (22%), Mexico (30%), Uruguay (25%), Ireland (12.5%) and Malaysia (24%). We currently have a tax holiday in Malaysia through April 2023, provided certain conditions continue to be met. In addition, we acquired manufacturing operations in the Dominican Republic as part of the acquisition of Oscor, and are operating under a free trade zone agreement in the Dominican Republic through March 2034.
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
It is reasonably possible that a reduction of approximately $1.8 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the lapse of the statute of limitations and/or audit settlements. As of December 31, 2022, approximately $7.7 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal impact on state issues), if recognized.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Liquidity and Capital Resources

(dollars in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$24,272	$17,885
Working capital	$334,546	$293,353
Current ratio	2.50	2.84
Cash and cash equivalents at December 31, 2022 increased by $6.4 million from December 31, 2021, primarily as a result of cash generated by operating activities, partially offset by purchases of property, plant and equipment and debt principal payments. In addition, the acquisition of Aran resulted in a net cash disbursement of $129.3 million, which was funded by proceeds from borrowing under our Revolving Credit Facility.
Working capital increased by $41.2 million from December 31, 2021, primarily from positive working capital fluctuations associated with accounts receivable and inventory aggregating to $95.1 million, which were partially offset by increases in accounts payable and accrued expenses and other current liabilities. During 2022, accounts receivable increased mainly from an increase in sales volume and inventory increased to support higher product demand, sales volume and material stock levels to protect availability of critical components. Accounts payable increased mainly from higher sequential inventory purchases and the timing of supplier payments, while accrued expenses and other current liabilities increased mainly from accrued contingent consideration associated with the acquisition of Aran.
At December 31, 2022, $20.4 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
Summary of Cash Flow
The following cash flow summary information includes cash flows related to discontinued operations (in thousands):

	2022	2021
Cash provided by (used in):
Operating activities	$116,381	$156,666
Investing activities	(200,421)	(270,998)
Financing activities	92,476	81,986
Effect of foreign currency exchange rates on cash and cash equivalents	(2,049)	1,025
Net change in cash and cash equivalents	$6,387	$(31,321)
Operating Activities - During 2022, we generated cash from operations of $116.4 million, compared to $156.7 million in 2021. The decrease of $40.3 million was the result of decreases of $12.2 million in net income adjusted for non-cash items such as depreciation and amortization and $28.1 million in cash flow provided by changes in operating assets and liabilities.
The decrease in net income adjusted for non-cash items such as depreciation and amortization is from higher compensation and benefit costs, restructuring charges, acquisition and integration expenses, and interest expense partially offset by higher sales volume. The decrease associated with changes in operating assets and liabilities is primarily related to higher sales volume and inventory growth in the current period partially offset by increases from the prior period payment of Coronavirus Aid, Relief, and Economic Security Act deferred social security taxes and timing of income tax payments.
Investing Activities – The $70.6 million decrease in net cash used in investing activities was primarily attributable to a decrease in net cash paid for business acquisitions $91.3 million and increased purchases of property, plant, and equipment of $21.3 million.
Financing Activities – Net cash provided by financing activities during 2022 was $92.5 million compared to $82.0 million in 2021. Financing activities during 2022 and 2021 each included net borrowings of $95.8 million. The net cash inflow for 2022 included $166.0 million in borrowings on our Revolving Credit Facility primarily to fund the Aran acquisition. The net cash inflow for 2021 included $220.0 million in borrowings to fund the Oscor acquisition. We paid $8.1 million of debt issuance costs in connection with the refinancing of our Senior Secured Credit Facilities in 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Capital Structure - As of December 31, 2022, our capital structure consists of $925.3 million of debt, net of deferred debt issuance costs and unamortized discounts, outstanding under our Senior Secured Credit Facilities and 33 million shares of common stock outstanding. We have access to $256.2 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit. We are also authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of December 31, 2022, our contractual debt service obligations for 2023, consisting of principal and interest on our outstanding debt, are estimated to be approximately $78 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
Refer to Note 21, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Item 8 of this report for information regarding the January 30, 2023 and February 15, 2023 amendments to the 2021 Credit Agreement, the January 31, 2023 Capped Call Transactions and the February 3, 2023 Convertible Notes offering.
Credit Facilities - Our 2021 Credit Agreement permits borrowings and other extensions of credit in an initial aggregate principal amount of up to $1 billion (as may be increased from time to time in accordance with the terms). The 2021 Credit Agreement governs our Senior Secured Credit Facilities, which consist of a five-year $400 million Revolving Credit Facility, which had available borrowing capacity of $256.2 million as of December 31, 2022, a five-year TLA Facility with outstanding principal balance of $455 million, and a seven-year TLB Facility with outstanding principal balance of $336 million. The Revolving Credit and TLA Facilities mature on September 2, 2026. The TLB Facility matures on September 2, 2028.
Our off-balance sheet commitments related to our outstanding letters of credit as of December 31, 2022 were $3.5 million.
The 2021 Credit Agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require that we maintain (i) a total net leverage ratio not to exceed 5.50:1.00 (stepping down to 5.00:1.00 for the third fiscal quarter of 2023 through maturity and subject to increase in certain circumstances following qualified acquisitions, but not to exceed 5.50:1.00) and (ii) an interest coverage ratio of at least 2.50:1.00. As of December 31, 2022, we were in compliance with these financial covenants. The TLB Facility does not contain any financial maintenance covenants. As of December 31, 2022, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.9 to 1.0. For the twelve month period ended December 31, 2022, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 8.7 to 1.0.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us.
Refer to Note 8, “Debt,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for further description of our outstanding debt.
Refer to Note 21, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Item 8 of this report for information regarding the January 30, 2023 and February 15, 2023 amendments to the 2021 Credit Agreement, the January 31, 2023 Capped Call Transactions and the February 3, 2023 Convertible Notes offering.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Cash and Other Commitments
We have material cash requirements to pay third parties under various contractual obligations discussed below.
Presented below is a summary of contractual obligations and other minimum commitments as of December 31, 2022. Refer to Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information regarding self-insurance liabilities, which are not reflected in the table below.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal amount of debt outstanding(a)	$931,238	$18,188	$68,687	$526,238	$318,125
Interest on debt(a)	258,296	59,794	114,631	67,492	16,379
Operating lease obligations(b)	85,773	13,033	24,112	19,602	29,026
Finance lease obligations(b)	10,801	1,402	2,710	1,537	5,152
__________
(a)Interest payments in the table above reflect the contractual interest payments on our outstanding debt based upon the balance outstanding and applicable interest rates at December 31, 2022, and exclude the impact of the debt issuance cost and discount amortization and the impact of interest rate swap agreements. Refer to Note 8, “Debt,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information regarding long-term debt.
Refer to Note 21, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Item 8 of this report for information regarding the January 30, 2023 and February 15, 2023 amendments to the 2021 Credit Agreement, the January 31, 2023 Capped Call Transactions and the February 3, 2023 Convertible Notes offering.
(b)Refer to Note 14, “Leases,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about our operating and finance lease obligations.
Capital expenditures, which are net of proceeds from the sale of property, plant and equipment, for 2022 totaled $74.1 million, compared to $53.0 million and $46.8 million in 2021 and 2020, respectively. Capital expenditures in 2022 related primarily to upgrades of manufacturing facilities and information technology. We expect 2023 capital expenditures to approximate $100 million to $120 million, with a significant portion related to additional upgrades of manufacturing facilities and information technology, as well as for manufacturing equipment to support productivity initiatives.
We have recorded liabilities for unrecognized tax benefits that, because of their nature, have a high degree of uncertainty regarding the timing of future cash payment and other events that extinguish these liabilities. Refer to Note 12, “Income Taxes,” of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information about these unrecognized tax benefits.
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
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), SEC, or other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements. Refer to Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

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
We have identified several critical accounting estimates. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions have had or are reasonably likely to have a material effect on the consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
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
Acquisition Method of Accounting
We account for business combinations using the acquisition method of accounting. We recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition. Any excess purchase price over the fair value of net assets acquired is recorded to goodwill. Determining the fair value of these items requires management’s judgment and more often than not the utilization of independent valuation specialists. The judgments made in the determination of the estimated fair values assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. For more information on our acquisitions and application of the acquisition method, see Note 2, “Business Acquisitions,”of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
We performed a qualitative assessment of our Medical reporting unit as of December 31, 2022. As part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of the reporting unit. The assessment indicated that it was more likely than not that the fair value of the Medical reporting unit exceeded its carrying value.
We elected to bypass the qualitative assessment and performed a quantitative analysis for our Non-Medical reporting unit. Resulting from the quantitative analysis, the fair value exceeded the carrying value of the Non-Medical reporting unit by approximately 148%. We do not believe that any of our reporting units are at risk for impairment. However, changes to the factors considered above could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We may be unaware of one or more significant factors that, if we had been aware of, would cause our conclusion to change, which could result in a goodwill impairment charge in a future period.
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
We performed a quantitative assessment to test our indefinite-lived intangible assets for impairment as of December 31, 2022. For the Greatbatch Medical tradename, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was in excess of its carrying value of $20 million by approximately 294% as of December 31, 2022. The Lake Region Medical tradename had an excess of the estimated fair value over carrying value of approximately 77% and a carrying value of $70 million at December 31, 2022. We do not believe that our indefinite-lived intangible assets are at risk for impairment. However, a significant increase in the discount rate, decrease in the terminal growth rate, increase in tax rates, decrease in the royalty rate or substantial reductions in our end-markets and volume assumptions could have a negative impact on the estimated fair values of either of our tradenames and require us to recognize impairments of these indefinite-lived intangible assets in a future period.
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
Foreign Currency Exchange Rate Risk
We have foreign operations in the Dominican Republic, Germany, Ireland, Israel, Malaysia, Mexico, Switzerland, and Uruguay which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Dominican pesos, Euros, Israeli shekels, Malaysian ringgits, Mexican pesos, Swiss francs, and Uruguayan pesos. We continuously evaluate our foreign currency risk, and we use operational hedges and forward currency exchange rate contracts, to manage the impact of currency exchange rate fluctuations on earnings and cash flows. We do not enter into currency exchange rate derivative instruments for speculative purposes. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $5 million on our 2022 annual sales. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during 2022 decreased sales in comparison to 2021 by $6.5 million.
We had currency derivative instruments with notional amounts totaling $57.2 million outstanding as of December 31, 2022. As of December 31, 2022, we recorded assets totaling $0.5 million to recognize the fair value of these derivative instruments on our Consolidated Balance Sheets. The amounts recorded during 2022 related to our forward contracts were decreases in Sales, Cost of sales and Operating expenses of $2.1 million, $2.2 million and $0.4 million, respectively. Refer to Note 17, “Financial Instruments and Fair Value Measurements,” of the Notes to the Consolidated Financial Statements contained in Item 8 of this report for additional information regarding our outstanding forward contracts.
To the extent that our monetary assets and liabilities, including short-term and long-term intercompany loans, are recorded in a currency other than the functional currency of the subsidiary, these amounts are remeasured each period at the period-end exchange rate, with the resulting gain or loss being recorded in Other (income) loss, Net, in the Consolidated Statements of Operations. We recorded net foreign currency transaction gains of $1.1 million for 2022.
We translate all assets and liabilities of our foreign operations where the U.S. dollar is not the functional currency at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Consolidated Financial Statements as Comprehensive income (loss). The translation adjustment for 2022 was a loss of $25.6 million and primarily related to the strengthening U.S. dollar relative to the Euro. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $37 million on our foreign net assets as of December 31, 2022.
Interest Rate Risk
We regularly monitor interest rate risk attributable to our outstanding debt obligations. From time to time, we may enter into interest rate swap agreements in order to reduce the cash flow risk caused by interest rate changes on our outstanding floating rate borrowings. As of December 31, 2022, we had $931 million in principal amount of debt outstanding. Interest rates on our Revolving Credit Facility, TLA Facility and TLB Facility, reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. A hypothetical one percentage point (100 basis points) change in the LIBOR rate on the $831 million of unhedged variable rate debt outstanding at December 31, 2022 would increase our interest expense by approximately $8 million.
As of December 31, 2022, approximately 11% of our principal amount of debt outstanding has been effectively converted to fixed-rate borrowings through the use of an interest rate swap, in comparison to approximately 18% as of December 31, 2021. We had an interest swap agreement with a notional amount of $100 million outstanding as of December 31, 2022. We entered into this agreement in order to reduce our exposure to fluctuations in the LIBOR rate. The amount recorded during 2022 related to this interest rate swap was an increase of $0.9 million to Interest expense. As of December 31, 2022, this swap had a favorable fair value of $1.3 million. Refer to Note 8, “Debt,” and Note 17, “Financial Instruments and Fair Value Measurements,” of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information about our outstanding debt and interest rate swap agreement, respectively.

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
As of December 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 is effective. As permitted by guidance issued by the Securities and Exchange Commission, management excluded from its assessment of its system of internal control over financial reporting the operations associated with Connemara Biomedical Holdings Teoranta, including its operating subsidiaries Aran Biomedical and Proxy Biomedical, which were acquired on April 6, 2022, and whose financial statements constitute 5% of total assets, 9% of net assets and 1% of sales of the consolidated financial statement amounts as of and for the year ended December 31, 2022. The Company is in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into its system of internal control over financial reporting. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of internal control over financial reporting for the acquired business.
The effectiveness of internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.
Dated: February 21, 2023

/s/ Joseph W. Dziedzic	/s/ Jason K. Garland
Joseph W. Dziedzic	Jason K. Garland
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Integer Holdings Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Integer Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2022, of the Company and our report dated February 20, 2023, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Connemara Biomedical Holdings Teoranta, including its operating subsidiaries Aran Biomedical and Proxy Biomedical, which were acquired on April 6, 2022, and whose financial statements constitute 5% of total assets, 9% of net assets and 1% of sales of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Connemara Biomedical Holdings Teoranta, including Aran Biomedical and Proxy Biomedical.
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
February 20, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Integer Holdings Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Integer Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Business Acquisitions — Connemara Biomedical Holdings Teoranta — Customer Lists Intangible Asset — Refer to Note 1 and 2 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Connemara Biomedical Holdings Teoranta, including its operating subsidiaries Aran Biomedical and Proxy Biomedical (collectively “Aran”), for $141.3 million on April 6, 2022. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including recording a customer lists intangible asset of $53.4 million. Management estimated the fair value of the customer lists intangible asset using the multi-period excess earnings method, which is a specific discounted cash flow method under the income approach. The fair value determination of the customer lists intangible asset required management to make significant estimates and assumptions related to the customer attrition rate and assumptions related to forecasted revenues. Changes to the attrition rate and forecasted revenue assumptions could result in a significant impact on the recognition of the acquired customer relationships and the determination of goodwill. Therefore, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts and customer attrition rate used by management to determine the fair value of the acquired customer relationships and the assigned goodwill included the following, among others:
•We tested the effectiveness of controls over the valuation of the customer lists intangible asset, including management’s controls over the determination of the revenue forecasts and the customer attrition rate.
•We performed sensitivity analyses of the significant assumptions used in the valuation model to evaluate the change in fair value resulting from changes in the significant assumptions.
•We evaluated the assumptions and estimates included in the revenue forecasts by:
◦Comparing the revenue forecasts to information included in the Company's communications to its Board of Directors, medical device manufacturing industry reports, and analyst reports for certain of its peer companies;
◦Comparing the revenue forecasts to historical financial results;
◦Conducting inquiries with management; and
◦Evaluating whether the revenue forecasts were consistent with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the attrition rate by:
◦We tested the completeness, accuracy and relevance of underlying historical customer data used to determine the customer attrition rate
◦Our fair value specialists evaluated the reasonableness of the valuation methodology and the customer attrition rate by:
▪Testing the mathematical accuracy of the customer attrition rate used and comparing it to historical customer data.
/s/ Deloitte & Touche LLP
Williamsville, New York
February 20, 2023
We have served as the Company’s auditor since 1985.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$24,272	$17,885
Accounts receivable, net of provision for credit losses of $0.3 million and $0.1 million as of December 31, 2022 and 2021, respectively	224,325	182,310
Inventories	208,766	155,699
Refundable income taxes	2,003	4,735
Contract assets	71,927	64,743
Prepaid expenses and other current assets	27,005	27,610
Total current assets	558,298	452,982
Property, plant and equipment, net	317,243	277,099
Goodwill	982,192	924,704
Other intangible assets, net	819,889	807,810
Deferred income taxes	6,247	5,711
Operating lease assets	74,809	70,053
Financing lease assets	8,852	8,047
Other long-term assets	26,856	35,809
Total assets	$2,794,386	$2,582,215
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,188	$15,250
Accounts payable	110,780	76,859
Income taxes payable	10,923	725
Operating lease liabilities	10,362	9,862
Accrued expenses and other current liabilities	73,499	56,933
Total current liabilities	223,752	159,629
Long-term debt	907,073	812,876
Deferred income taxes	160,671	171,505
Operating lease liabilities	64,049	59,767
Financing lease liabilities	8,006	7,450
Other long-term liabilities	13,379	16,291
Total liabilities	1,376,930	1,227,518
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,169,778 and 33,063,336 shares issued and outstanding as of December 31, 2022 and 2021, respectively	33	33
Additional paid-in capital	731,393	713,150
Retained earnings	680,701	614,324
Accumulated other comprehensive income	5,329	27,190
Total stockholders’ equity	1,417,456	1,354,697
Total liabilities and stockholders’ equity	$2,794,386	$2,582,215

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands except per share data)	2022	2021	2020
Sales	$1,376,096	$1,221,079	$1,073,442
Cost of sales	1,017,090	884,109	787,735
Gross profit	359,006	336,970	285,707
Operating expenses:
Selling, general and administrative	160,578	141,418	109,006
Research, development and engineering	60,918	51,985	48,468
Restructuring and other charges	16,183	7,856	7,621
Total operating expenses	237,679	201,259	165,095
Operating income	121,327	135,711	120,612
Interest expense	38,632	31,628	38,220
(Gain) loss on equity investments, net	7,636	3,143	(5,337)
Other (income) loss, net	(899)	(123)	1,522
Income from continuing operations before income taxes	75,958	101,063	86,207
Provision for income taxes	10,608	8,043	8,949
Income from continuing operations	$65,350	$93,020	$77,258

Discontinued operations:
Income from discontinued operations before income taxes	1,323	4,931	—
Provision for income taxes	296	1,143	—
Income from discontinued operations	$1,027	$3,788	$—

Net income	$66,377	$96,808	$77,258

Basic earnings per share:
Income from continuing operations	$1.97	$2.82	$2.35
Income from discontinued operations	0.03	0.11	—
Basic earnings per share	2.00	2.93	2.35

Diluted earnings per share:
Income from continuing operations	$1.96	$2.80	$2.33
Income from discontinued operations	0.03	0.11	—
Diluted earnings per share	1.99	2.91	2.33

Weighted average shares outstanding:
Basic	33,127	32,993	32,845
Diluted	33,357	33,258	33,113

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2022	2021	2020

Comprehensive Income
Net income	$66,377	$96,808	$77,258
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(25,570)	(27,826)	34,907
Net change in cash flow hedges, net of tax	3,200	2,105	(2,052)
Defined benefit plan liability adjustment, net of tax	509	219	(151)
Other comprehensive income (loss), net	(21,861)	(25,502)	32,704
Comprehensive income	$44,516	$71,306	$109,962

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$66,377	$96,808	$77,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,991	81,369	79,324
Debt related charges included in interest expense	2,036	6,954	4,774
Inventory step-up amortization	798	301	—
Stock-based compensation	21,023	16,185	9,163
Non-cash (gains) charges related to customer bankruptcy	—	(348)	554
Non-cash lease expense	10,914	8,235	7,810
Non-cash (gain) loss on equity investments	7,636	3,143	(5,337)
Contingent consideration fair value adjustment	3,097	133	(2,000)
Other non-cash losses	5,854	1,901	600
Deferred income taxes	(17,498)	(10,270)	(6,966)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(41,380)	(17,539)	38,153
Inventories	(56,721)	4,700	18,441
Prepaid expenses and other assets	764	(2,409)	(864)
Contract assets	(7,543)	(24,923)	(15,451)
Accounts payable	26,038	19,525	(9,055)
Accrued expenses and other liabilities	(9,529)	(22,984)	(10,721)
Income taxes payable	12,524	(4,115)	(4,342)
Net cash provided by operating activities	116,381	156,666	181,341
Cash flows from investing activities:
Acquisition of property, plant and equipment	(74,728)	(53,463)	(46,832)
Purchase of intangible asset	—	—	(4,607)
Proceeds from sale of property, plant and equipment	639	443	82
Proceeds from return of capital from equity investments	304	—	—
Acquisitions, net of cash acquired	(126,636)	(217,978)	(5,219)
Net cash used in investing activities	(200,421)	(270,998)	(56,576)
Cash flows from financing activities:
Principal payments of term loans	(25,249)	(741,786)	(87,500)
Proceeds from issuance of term loans	—	818,250	—
Proceeds from revolving credit facility	166,000	82,300	185,000
Payments of revolving credit facility	(45,000)	(63,000)	(185,000)
Proceeds from the exercise of stock options	150	743	3,263
Payment of debt issuance costs	—	(8,139)	(515)
Tax withholding payments related to vested and released restricted stock units	(2,929)	(4,592)	(3,820)
Proceeds from contingent consideration	1,319	—	—
Payment of contingent consideration	(972)	(1,621)	—
Principal payments on finance leases	(843)	(169)	(6)
Net cash provided by (used in) financing activities	92,476	81,986	(88,578)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,049)	1,025	(516)
Net increase (decrease) in cash and cash equivalents	6,387	(31,321)	35,671
Cash and cash equivalents, beginning of year	17,885	49,206	13,535
Cash and cash equivalents, end of year	$24,272	$17,885	$49,206

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(in thousands)	2022	2021	2020
Total stockholders’ equity, beginning balance	$1,354,697	$1,271,055	$1,152,488

Common stock and additional paid-in capital
Balance, beginning of period	713,183	700,847	701,051
Stock awards exercised or vested	(2,780)	(3,849)	(9,367)
Stock-based compensation	21,023	16,185	9,163
Balance, end of period	731,426	713,183	700,847
Treasury stock
Balance, beginning of period	—	—	(8,809)
Treasury shares purchased	—	—	—
Treasury shares reissued	—	—	8,809
Balance, end of period	—	—	—
Retained earnings
Balance, beginning of period	614,324	517,516	440,258
Net income	66,377	96,808	77,258
Balance, end of period	680,701	614,324	517,516
Accumulated other comprehensive income
Balance, beginning of period	27,190	52,692	19,988
Other comprehensive income (loss)	(21,861)	(25,502)	32,704
Balance, end of period	5,329	27,190	52,692

Total stockholders’ equity, ending balance	$1,417,456	$1,354,697	$1,271,055

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Integer Holdings Corporation (together with its consolidated subsidiaries, “Integer” or the “Company”) is a publicly traded corporation listed on the New York Stock Exchange under the symbol “ITGR.” Integer is one of the largest medical device outsource manufacturers in the world serving the cardiac rhythm management, neuromodulation, orthopedics, vascular, advanced surgical and portable medical markets. The Company provides innovative, high-quality medical technologies that enhance the lives of patients worldwide. In addition to medical technologies, the Company develops batteries for high-end niche applications in the energy, military, and environmental markets. The Company’s customers include large multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Integer Holdings Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
In July 2018, the Company completed the sale of its Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”) within its Medical segment. For all periods presented, financial results reported as discontinued operations in the Consolidated Statements of Operations relate to the divested AS&O Product Line. The Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations due to Integer’s (parent) centralized treasury and cash management processes. See Note 20, “Discontinued Operations,” for the financial results and cash flow amounts for discontinued operations. All results and information in the consolidated financial statements are presented as continuing operations and exclude the AS&O Product Line unless otherwise noted specifically as discontinued operations.
The Company organizes its business into two reportable segments: (1) Medical and (2) Non-Medical. The discontinued operations of the AS&O Product Line were reported in the Medical segment. Refer to Note 18, “Segment and Geographic Information,” for additional information on the Company’s reportable segments.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation. Refer to Note 6, “Goodwill and Other Intangibles, Net,” for a description of the changes made to the Company’s prior period definite-lived asset classification to reflect the current year presentation. Refer to Note 18, “Segment and Geographic Information,” for a description of the changes made to the Company’s prior period product line sales classification to reflect the current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. A significant portion of the Company’s sales and accounts receivable are to three customers, all in the medical device industry, and, as such, the Company is directly affected by the condition of those customers and that industry. However, the credit risk associated with trade receivables is partially mitigated due to the stability of those customers. The Company performs on-going credit evaluations of its customers. Note 19, “Revenue from Contracts with Customers,” contains information on sales and accounts receivable for these customers. The Company maintains cash deposits with major banks, which from time to time may exceed insured limits. The Company performs on-going credit evaluations of its banks.

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
Supplier Financing Arrangements
The Company utilizes supplier financing arrangements with financial institutions to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale of, and are accounted for as a reduction to, accounts receivable. The agreements transfer control and risk related to the receivables to the financial institutions. The Company has no continuing involvement in the transferred receivables subsequent to the sale. During the years ended December 31, 2022 and 2021, the Company sold and de-recognized accounts receivable and collected cash of $120.7 million and $116.1 million, respectively. The costs associated with the supplier financing arrangements were not material for the years ended December 31, 2022 and 2021.
Inventories
Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Write-downs for excess, obsolete or expired inventory are based primarily on how long the inventory has been held, historical sales volume, and estimates of forecasted net sales of that product. A significant change in the timing or level of demand for products may result in recording additional write-downs for excess, obsolete or expired inventory in the future. Note 4, “Inventories,” contains additional information on the Company’s inventory.
Leases
The Company determines if an arrangement is, or contains, a lease at inception and classifies it at as finance or operating.  The Company has operating and finance leases for office and manufacturing facilities, machinery, computer hardware, office equipment, and vehicles. Short-term finance lease liabilities are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.
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
Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. Costs associated with operating leases are recognized within operating expenses on a straight-line basis over the lease term. Finance lease assets are amortized within operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or, in the instance where title does not transfer at the end of the lease term, the lease term. The interest component of a finance lease is included in Interest expense and recognized using the effective interest method over the lease term. The Company combines lease and non-lease components for all asset classes. For certain leases where rent escalates based upon a change in a financial index, such as the Consumer Price Index, the difference between the rate at lease inception and the subsequent fluctuations in that rate are included in variable lease costs.  Additionally, because the Company does not separate lease and non-lease components, variable costs also include payments to the landlord for common area maintenance, real estate taxes, insurance and other operating expenses.  The Company does not apply the recognition requirements to leases with lease terms of 12 months or less. Note 14, “Leases,” contains additional information on the Company’s leases.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Property, Plant and Equipment (“PP&E”)
PP&E is carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows: buildings and building improvements 12-30 years; machinery and equipment 3-10 years; office equipment 3-10 years; and leasehold improvements over the remaining lives of the improvements or the lease term, whichever is shorter. The costs of repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is recorded in operating income or expense. The Company also reviews its PP&E for impairment when impairment indicators exist. When impairment indicators exist, the Company determines if the carrying value of its fixed assets exceeds the related undiscounted future cash flows. In cases where the carrying value of the Company's long-lived assets or asset groups (excluding goodwill and indefinite-lived intangible assets) exceeds the related undiscounted cash flows, the carrying value is written down to fair value. Fair value is generally determined using a discounted cash flow analysis. Note 5, “Property, Plant and Equipment, Net,” contains additional information on the Company’s PP&E.
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
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, assumptions are required to reflect those that market participants would use in pricing the asset or liability at the measurement date. Note 17, “Financial Instruments and Fair Value Measurements,” contains additional information on assets and liabilities recorded at fair value in the consolidated financial statements.
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
All direct acquisition-related costs are expensed as incurred and are recognized as a component of Restructuring and other charges. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date.

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
In periods subsequent to the initial measurement, contingent consideration liabilities are remeasured to fair value each reporting period until the contingent consideration is settled using various assumptions including estimated revenues (based on internal operational budgets and long-range strategic plans), discount rates, revenue volatility and projected payment dates. The current portion of contingent consideration liabilities is included in Accrued expenses and other current liabilities and the non-current portion is included in Other long-term liabilities on the Consolidated Balance Sheets. Adjustments to the fair value of contingent consideration liabilities are included in Restructuring and other charges in the Consolidated Statements of Operations, and cash flows from operating activities in the Consolidated Statements of Cash Flows. Note 17, “Financial Instruments and Fair Value Measurements,” contains additional information on contingent consideration recorded at fair value in the consolidated financial statements.
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
The Company completed its annual goodwill impairment test as of December 31, 2022 and determined, after performing a qualitative review of its Medical reporting unit, that it is more likely than not that the fair value of the Medical reporting unit exceeds its carrying amount. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed for the Medical reporting unit. The Company bypassed the qualitative analysis for its Non-Medical reporting unit and performed a quantitative analysis. The fair value of the Non-Medical reporting unit exceeded its carrying amount as of December 31, 2022.

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
Refer to Note 6, “Goodwill and Other Intangible Assets, Net,” for further details of the Company’s goodwill and other intangible assets.
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
Realized and unrealized gains and losses resulting from changes in fair value or the sale of these equity investments are recorded through (Gain) loss on equity investments, net. For some investments, the Company records its share of the investee’s income or loss one quarter in arrears due to the timing of its receipt of such information. The carrying value of the Company’s non-marketable equity securities is adjusted for qualifying observable price changes resulting from the issuance of similar or identical securities by the same issuer. Determining whether an observed transaction is similar to a security within the Company’s portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of the Company’s equity securities as a result of observable price changes requires quantitative assessments of the fair value of these securities using various valuation methodologies and involves the use of estimates.
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
The Company has determined that its investments are not considered variable interest entities. The Company’s exposure related to these entities is limited to its recorded investment. These investments are in start-up research and development companies whose fair value is highly subjective in nature and subject to future fluctuations, which could be significant. Refer to Note 17, “Financial Instruments and Fair Value Measurements,” for additional information on the Company’s equity investments.
Debt Issuance Costs and Discounts
Debt issuance costs and discounts associated with the issuance of debt by the Company are deferred and amortized over the lives of the related debt. Debt issuance costs incurred in connection with the Company’s issuance of its revolving credit facility are classified within Other long-term assets and amortized to Interest expense on a straight-line basis over the contractual term of the revolving credit facility. Debt issuance costs and discounts related to the Company’s term-debt are recorded as a reduction of the carrying value of the related debt and are amortized to Interest expense using the effective interest method over the period from the date of issuance to the maturity date. Upon prepayment of the related debt, the Company also recognizes a proportionate amount of the costs as extinguishment of debt. Costs treated as extinguishment of debt are expensed and included in Interest expense in the accompanying Consolidated Statements of Operations. The amortization of debt issuance costs and discounts, and debt extinguishment charges are included in Debt related charges included in interest expense in the Consolidated Statements of Cash Flows. Note 8, “Debt,” contains additional information on the Company’s debt issuance costs and discounts.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Derivative Financial Instruments
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments is generally limited to cash flow hedges of certain interest rate risks and minimizing foreign currency exposure on foreign currency transactions, which are typically designated in hedging relationships, and intercompany balances, which are not designated as hedging instruments. Under master agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, it has the right of set-off and is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. Gains and losses on cash flow hedges are recorded in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from Accumulated Other Comprehensive Income (“AOCI”) to the Consolidated Statement of Operations on the same line item as the underlying transaction. In the event the forecasted transactions do not occur, or it becomes probable that they will not occur, the Company reclassifies any gain or loss on the related cash flow hedge to earnings in the respective period. Cash flows related to these derivative financial instruments are included in cash flows from operating activities. Foreign currency contracts not designated as hedging relationships are recorded at fair value in Accrued expenses and other current liabilities in the Consolidated Balance Sheets with resulting gains or losses are recorded in the Consolidated Statement of Operations.
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
The Company recognizes revenue from contracts with customers as performance obligations are satisfied when the customer obtains control of the products. Control is defined as the ability to direct the use of and obtain substantially all of the remaining benefits from the products. The customer obtains control of the products when title and risk of ownership transfers to them, which is primarily based upon shipping terms. Most of the Company’s revenues are recognized at the point in time when the products are shipped to customers. When a contract with a customer relates to products with no alternative use and the Company has an enforceable right to payment, including reasonable profit, for performance completed to date throughout the duration of the contract, revenue is recognized over time as control is transferred to the customer. When revenue is recognized over time, the Company uses an input measure to determine progress towards completion and total estimated costs at completion. Under this method, sales and gross profit are recognized generally as actual costs are incurred. Revenue is recognized net of sales tax, value-added taxes and other taxes.
Performance Obligations
The Company assesses whether promises are separate and distinct in the context of the contract. If promises are not separate and distinct, they are aggregated with other promises until they are separate and distinct, resulting in a performance obligation. The Company considers each shipment of an individual product included on a purchase order to be a separate performance obligation because the customer obtains economic benefit as each shipment occurs. Standard payment terms range from 30 to 90 days and may include a discount for early payment.
The Company does not offer its customers a right of return. Rather, the Company warrants that each unit received by the customer will meet the agreed upon technical and quality specifications and requirements. If the units do not meet these requirements, the customer can return the non-compliant units as a corrective action under the warranty. The remedy offered to the customer is repair of the returned units or replacement if repair is not viable. Accordingly, the Company records a warranty reserve and any warranty activities are not considered to be a separate performance obligation.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and less frequently, contract liabilities. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities are recorded when customers pay or are billed in advance of the Company’s satisfaction of its performance obligations. Contract liabilities are classified as Accrued expenses and other current liabilities on the Consolidated Balance Sheets. For contracts with customers where revenue is recognized over time, the Company records a contract asset when revenue is earned but not yet billed associated with non-cancellable customer orders. Contract assets are presented as a current asset on the Consolidated Balance Sheets.
Transaction Price
Generally, the transaction price of the Company’s contracts consists of a unit price for each individual product included in the contract. The unit price can be fixed or variable based on the number of units ordered. In some instances, the transaction price also includes a rebate for meeting certain volume-based targets over a specified period of time. The transaction price of a contract is determined based on the unit price and the number of units ordered, reduced by the rebate expected to be earned on those units. Rebates are estimated based on the expected achievement of volume-based targets using the most likely amount method and are updated quarterly. Adjustments to these estimates are recognized in the period in which they are identified. When contracts with customers include consideration payable at the beginning of the contract, the transaction price is reduced at the later of when the Company recognizes revenue for the transfer of the related goods to the customer or when the Company pays or promises to pay the consideration. Volume discounts and rebates and other pricing reductions earned by customers are offset against their receivable balances.
The transaction price is allocated to each performance obligation on a relative standalone selling price basis. As the majority of products sold to customers are manufactured to meet the specific requirements and technical specifications of that customer, the products are considered unique to that customer and the unit price stated in the contract is considered the standalone selling price.
Contract Modifications
Contract modifications, which can include a change in scope, price, or both, most often occur related to contracts that are governed by a long-term arrangement. Contract modifications typically relate to the same products already governed by the long-term arrangement, and therefore, are accounted for as part of the existing contract. If a contract modification adds additional products, it is accounted for as a separate contract.
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
Restructuring and Other Charges
The Company continuously evaluates the business and identifies opportunities to realign its resources to better serve its customers and markets, improve operational efficiency and capabilities, and lower its operating costs or improve profitability. To realize the benefits associated with these opportunities, the Company undertakes restructuring-type activities to transform its business. The Company incurs costs associated with these activities, which primarily include exit and disposal costs and other costs directly related to the restructuring initiative. These actions may result in voluntary or involuntary employee termination benefits. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. All other exit costs are expensed as incurred. The Company records exit and disposal costs (“restructuring charges”) as incurred in accordance with ASC 420, Exit or Disposal Cost Obligations, and are classified within Restructuring and other charges, while other costs directly related to the restructuring initiatives (“restructuring-related charges”) are classified within Cost of sales, Selling, general and administrative, and Research, development and engineering expenses in the Consolidated Statements of Operations.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In addition, from time to time, the Company incurs costs associated with acquiring and integrating businesses, and certain other general expenses, including asset impairments. The Company classifies costs associated with these items within Restructuring and other charges in the Consolidated Statements of Operations. Refer to Note 11, “Restructuring and Other Charges,” for additional information.
Research, Development and Engineering (“RD&E”)
RD&E costs are expensed as incurred. The primary costs are salary and benefits for personnel, material costs used in development projects and subcontracting costs.
Product Warranties
The Company allows customers to return defective or damaged products for credit, replacement, or repair. The Company warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims, through Cost of Sales, based upon experience and other specific information as it becomes available. The product warranty liability is classified as Accrued expenses and other current liabilities on the Consolidated Balance Sheets. Adjustments to pre-existing estimated exposure for warranties are made as changes to the obligations become reasonably estimable. Note 13, “Commitments and Contingencies,” contains additional information on the Company’s product warranties.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based on the amount of stock-based compensation expense recognized and the statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded as a component of Provision for income taxes in the Consolidated Statements of Operations. Note 10, “Stock-Based Compensation,” contains additional information on the Company’s stock-based compensation.
Defined Benefit Plans
The Company recognizes on its balance sheet as an asset or liability the overfunded or underfunded status of its defined benefit plans provided to its employees located in Mexico and Switzerland. This asset or liability is measured as the difference between the fair value of plan assets, if any, and the benefit obligation of those plans. For these plans, the benefit obligation is the projected benefit obligation, which is calculated based on actuarial computations of current and future benefits for employees. Actuarial gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of AOCI on the Consolidated Balance Sheets. The Company records the service cost component of net benefit costs in Cost of sales and SG&A expenses. The interest cost component of net benefit costs is recorded in Interest expense and the remaining components of net benefit costs, amortization of net losses and expected return on plan assets, are recorded in Other (income) loss, net.
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
The Company has foreign operations in the Dominican Republic, Germany, Ireland, Israel, Malaysia, Mexico, Switzerland, and Uruguay, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Dominican pesos, Euros, Israeli shekels, Malaysian ringgits, Mexican pesos, Swiss francs, and Uruguayan pesos. To the extent that monetary assets and liabilities, including short-term and long-term intercompany loans, are recorded in a currency other than the functional currency of the subsidiary, these amounts are remeasured each period at the period-end exchange rate, with the resulting gain or loss being recorded in Other (income) loss, net in the Consolidated Statements of Operations. Net foreign currency transaction (gains) losses included in Other (income) loss, net amounted to ($1.1) million, $(0.1) million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, and primarily related to the fluctuation of the U.S. dollar relative to the Euro and the remeasurement of certain intercompany loans.
Earnings Per Share (“EPS”)
Basic EPS is calculated by dividing Net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by adjusting the weighted average number of shares outstanding for potential common shares if dilutive to the EPS calculation. Note 15, “Earnings Per Share,” contains additional information on the computation of the Company’s EPS.
Comprehensive Income
The Company’s comprehensive income as reported in the Consolidated Statements of Comprehensive Income includes net income, foreign currency translation adjustments, the net change in cash flow hedges, net of tax, and defined benefit plan liability adjustments, net of tax. The Consolidated Statements of Comprehensive Income and Note 16, “Stockholders’ Equity,” contain additional information on the computation of the Company’s comprehensive income.
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
The total consideration transferred was $141.3 million, which includes an initial cash payment of $133.9 million ($129.3 million net of cash acquired) and $7.4 million in estimated fair value of contingent consideration. The contingent consideration represents the estimated fair value of the Company’s obligation, under the purchase agreement, to make additional payments of up to €10 million ($10.9 million at the exchange rate as of April 6, 2022) based on Aran’s achievement of 2022 revenue growth milestones. The earn-out period ended on December 31, 2022 and, in accordance with the terms of the share purchase agreement, payment will be made in the first half of 2023. See Note 17, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration.
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
Leases
The Company recognized operating lease liabilities and operating lease right-of-use assets for office and manufacturing facilities in Ireland in accordance with ASC 842, Leases.
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
	$71,485
Customer Lists - Customer lists represent the estimated fair value of contractual and non-contractual customer relationships Aran had as of the acquisition date. The primary customers of Aran include large original equipment manufacturers in various geographic locations around the world. Aran had long-term recurring relationships with customers in both the design services and original design manufacturing segments. These relationships were valued separately from goodwill at the amount that an independent third party would be willing to pay for these relationships. The fair value of customer lists was determined using the multi-period excess-earnings method, a form of the income approach. The estimated useful life of the existing customer base was based upon the historical customer annual attrition rate of 5%, as well as management’s understanding of the industry and product life cycles.
Technology - Technology consists of technical processes, patented and unpatented technology, manufacturing know-how, trade secrets and the understanding with respect to products or processes that have been developed by Aran and that will be leveraged in current and future products. The fair value of technology acquired was determined utilizing the relief from royalty method, a form of the income approach, with a royalty rate of 9.5%. The estimated useful life of the technology is based upon management’s estimate of the product life cycle associated with the technology before they will be replaced by new technologies.
Tradenames - Tradenames represents the estimated fair value of Aran’s corporate and product names. The acquired tradenames were valued separately from goodwill at the amount that an independent third party would be willing to pay for use of these names. The fair value of the tradenames was determined by utilizing the relief from royalty method, a form of the income approach, with a royalty rate of 2.0%. Tradenames were assumed to have a definite useful life based upon management expectations and future operating plans.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2.)    BUSINESS ACQUISITIONS (Continued)
2021 Acquisition
On December 1, 2021, the Company acquired 100% of the equity interests of Oscor Inc., Oscor Caribe, LLC and Oscor Europe GmbH (collectively “Oscor”), privately-held companies with operations in Florida, the Dominican Republic and Germany that design, develop, manufacture and market a comprehensive portfolio of highly specialized medical devices, venous access systems and diagnostic catheters and implantable devices. Serving the Company’s current markets, Oscor broadens the Company’s product portfolio, expands its research and development capabilities, and adds low-cost manufacturing capacity. The Company used proceeds from its Senior Secured Credit Facilities to fund the acquisition. See Note 8, “Debt,” for additional information on the Company’s Senior Secured Credit Facilities. Oscor is included in the Company’s Medical segment.
The Oscor acquisition was structured as a stock purchase, however the parties agreed to coordinate the election of Section 338(h)(10) of the Internal Revenue Code relative to this transaction for tax purposes. Therefore, the excess purchase price over the fair value of net assets acquired was recorded as goodwill, which will be amortized over 15 years for income tax filing purposes. The goodwill was primarily associated with future customer relationships and an acquired assembled work force.
During 2022, the Company recorded final measurement period adjustments, inclusive of working capital and other closing adjustments, resulting in increases to goodwill and current liabilities of $0.5 million and $2.3 million, respectively, and decreases to current assets (excluding inventory) and inventory of $2.5 million and $0.9 million, respectively. The final purchase price, including working capital and other closing adjustments of $5.2 million, was $215.2 million.
The final purchase price allocation was as follows (in thousands):

Fair value of net assets acquired
Current assets (excluding inventory)	$9,621
Inventory	11,270
Property, plant and equipment	17,977
Goodwill	78,392
Intangible assets	105,300
Operating lease assets	15,142
Other noncurrent assets	695
Current liabilities	(11,143)
Operating lease liabilities	(12,044)
Fair value of net assets acquired	$215,210
Intangible Assets
The purchase price was allocated to intangible assets as follows (dollars in thousands):

Definite-lived Intangible Assets	Fair Value Assigned	Weighted Average Amortization Period (Years)	Weighted Average Discount Rate
Customer lists	$73,800	20.0	9.5%
Technology	15,200	15.0	9.5%
Tradenames	16,300	20.0	9.5%
Contingent Receivable – The Company recorded a contingent receivable related to the Oscor acquisition related to retentive RSU Awards issued to certain Oscor associates. The estimated fair value of the contingent consideration receivable at the acquisition date and as of December 31, 2021 was $1.4 million and was included in Prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2021. During 2022, the Company recorded a $0.1 million reduction in the estimated fair value of the contingent receivable due to voluntary resignation of one Oscor associate. The remaining contingent receivable related to the acquisition date fair value of $1.3 million was received during 2022 and is reported as a financing activity in the Consolidated Statements of Cash Flows.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2.)    BUSINESS ACQUISITIONS (Continued)
2020 Acquisition
On February 19, 2020, the Company acquired certain assets and liabilities of InoMec Ltd. (“InoMec”), a privately-held company based in Israel that specializes in the research, development and manufacturing of medical devices, including minimally invasive tools, delivery systems, tubing and catheters, surgery tools, drug-device combination, laser combined devices, and tooling and production. The acquisition enabled the Company to create a research and development center in Israel, closer to the customer base in the region. The fair value of the consideration transferred was $7.0 million, which included an initial cash payment of $5.3 million and $1.7 million in estimated fair value of contingent consideration. The contingent consideration represented the estimated fair value of the Company’s obligation, under the asset purchase agreement, to make additional payments of up to $3.5 million if specified conditions are met through February 2024. See Note 17, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration.
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
Actual and Pro Forma (unaudited) disclosures
For segment reporting purposes, the results of operations and assets from the Aran, Oscor and InoMec acquisitions have been included in the Company’s Medical segment since the respective acquisition dates. For the year ended December 31, 2022, sales related to Aran were $15.1 million and earnings were not material. For the year ended December 31, 2021, sales related to Oscor were $4.7 million and earnings were not material. For the year ended December 31, 2020, sales related to InoMec were $3.4 million and earnings were not material. Pro forma financial information has not been presented for the InoMec acquisition as the net effect was not significant or material to the Company’s results of operations or financial position.
The following table presents (in thousands) unaudited pro forma financial information as if Aran and Oscor had been included in the Company’s financial results as of the beginning of fiscal year 2021 and 2020, respectively, through the date of acquisition (in thousands):

	2022	2021	2020
Sales	$1,381,459	$1,291,600	$1,128,137
Income from continuing operations	67,375	87,439	67,529
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
Acquisition costs
During the years ended December 31, 2022, 2021 and 2020, direct costs of these acquisitions of $6.9 million, $2.0 million and $0.9 million, respectively, were expensed as incurred and included in Restructuring and other charges in the Consolidated Statements of Operations.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following represents supplemental cash flow information for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Non-cash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$13,592	$5,556	$3,597
Cash paid during the year for:
Interest	35,804	24,740	33,933
Income taxes	11,165	19,649	18,477

(4.)     INVENTORIES
Inventories comprise the following (in thousands):

	December 31,
	2022	2021
Raw materials	$98,640	$70,956
Work-in-process	98,188	74,152
Finished goods	11,938	10,591
Total	$208,766	$155,699
(5.)     PROPERTY, PLANT AND EQUIPMENT, NET
PP&E comprises the following (in thousands):

	December 31,
	2022	2021
Manufacturing machinery and equipment	$392,109	$352,391
Buildings and building improvements	101,445	98,007
Information technology hardware and software	68,205	72,752
Leasehold improvements	87,616	85,931
Furniture and fixtures	17,614	17,099
Land and land improvements	13,173	13,980
Construction work in process	73,632	41,813
Other	1,478	1,431
	755,272	683,404
Accumulated depreciation	(438,029)	(406,305)
Total	$317,243	$277,099
Depreciation expense for PP&E was as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Depreciation expense	$42,617	$39,772	$38,193

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2022 and 2021 was as follows (in thousands):

	Medical	Non-Medical	Total
December 31, 2020	$842,442	$17,000	$859,442
Acquisition (Note 2)	77,887	—	77,887
Foreign currency translation	(12,625)	—	(12,625)
December 31, 2021	907,704	17,000	924,704
Acquisition (Note 2)	68,460	—	68,460
Acquisition-related adjustments (Note 2)	505	—	505
Foreign currency translation	(11,477)	—	(11,477)
December 31, 2022	$965,192	$17,000	$982,192
As of December 31, 2022, no accumulated impairment loss has been recognized for the goodwill allocated to the Company’s Medical or Non-Medical segments.
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

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2022
Definite-lived:
Purchased technology and patents	$283,929	$(178,844)	$105,085
Customer lists	825,634	(216,546)	609,088
Amortizing tradenames and other	21,028	(5,600)	15,428
Total amortizing intangible assets	$1,130,591	$(400,990)	$729,601
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2021
Definite-lived:
Purchased technology and patents	$269,359	$(164,298)	$105,061
Customer lists	783,618	(187,412)	596,206
Amortizing tradenames and other	20,462	(4,207)	16,255
Total amortizing intangible assets	$1,073,439	$(355,917)	$717,522
Indefinite-lived:
Trademarks and tradenames			$90,288
See Note 2, “Business Acquisitions,” for additional details regarding intangible assets acquired during 2022 and 2021. Included in the Company’s indefinite-lived intangible assets are the Lake Region Medical and Greatbatch Medical tradenames with carrying values of $70.0 million and $20.3 million, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)
Aggregate intangible asset amortization expense comprises the following for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Cost of sales	$15,701	$13,090	$12,860
SG&A	32,612	28,507	28,271
Total intangible asset amortization expense	$48,313	$41,597	$41,131
Estimated future intangible asset amortization expense based upon the carrying value as of December 31, 2022 is as follows (in thousands):

	2023	2024	2025	2026	2027	After 2027
Amortization expense	$52,196	$51,568	$50,768	$48,939	$45,987	$480,143
(7.)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprise the following (in thousands):

	December 31,
	2022	2021
Salaries and benefits	$33,084	$27,733
Profit sharing and bonuses	15,800	18,325
Contingent consideration	11,201	918
Contract liabilities	5,616	3,776
Short-term finance lease liabilities	1,093	608
Product warranties	77	509
Accrued interest	472	76
Other	6,156	4,988
Total	$73,499	$56,933

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8.)     DEBT
Long-term debt comprises the following (in thousands):

	December 31,
	2022	2021
Senior secured term loan A	$455,313	$467,062
Senior secured term loan B	335,625	349,125
Senior secured revolving credit facility	140,300	19,300
Unamortized discount on term loan B and deferred debt issuance costs	(5,977)	(7,361)
Total debt	925,261	828,126
Current portion of long-term debt	(18,188)	(15,250)
Total long-term debt	$907,073	$812,876
Senior Secured Credit Facilities
On September 2, 2021, the Company entered into a new credit agreement (the “2021 Credit Agreement”), which permits borrowings and other extensions of credit in an initial aggregate principal amount of up to $1 billion (as may be increased from time to time in accordance with the terms). Prior to September 2, 2021, the Company was party to an amended and restated credit agreement, dated as of October 27, 2015. The 2021 Credit Agreement governs the Company’s senior secured credit facilities (the “Senior Secured Credit Facilities”), which consist of a five-year $400 million revolving credit facility (the “Revolving Credit Facility”), a five-year “term A” loan (the “TLA Facility”) and a seven-year “term B” loan (the “TLB Facility” and, together with the TLA Facility, the “Term Loan Facilities”). The TLB Facility was issued at a 0.50% discount. The 2021 Credit Agreement also includes an alternative benchmark rate as a replacement to the London Interbank Offered Rate (“LIBOR”) in the event LIBOR is no longer available. As of December 31, 2022, the weighted average interest rate on all outstanding borrowings was 6.40%.
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
Refer to Note 21, “Subsequent Events,” for information regarding the January 30, 2023 and February 15, 2023 amendments to the 2021 Credit Agreement, the January 31, 2023 Capped Call Transactions and the February 3, 2023 Convertible Notes offering.
Revolving Credit Facility
The Revolving Credit Facility matures on September 2, 2026 and includes a $40 million sublimit for swingline loans and standby letters of credit. As of December 31, 2022, the Company had available borrowing capacity on the Revolving Credit Facility of $256.2 million after giving effect to $140.3 million of outstanding borrowings and $3.5 million of outstanding standby letters of credit.
Interest rates on the Revolving Credit Facility are at the Company’s option, either at: (i) the applicable LIBOR (or an applicable benchmark replacement) plus the applicable margin, which will range between 1.25% and 2.25%, based on the Company’s Total Net Leverage Ratio (as defined in the 2021 Credit Agreement), or (ii) the Base Rate (as defined below) plus the applicable margin, which will range between 0.25% and 1.25%, based on the Company’s Total Net Leverage Ratio. The Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the prime rate (as defined in the 2021 Credit Agreement), (ii) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, and (iii) one-month LIBOR plus 1.00%. As of December 31, 2022, the interest rate on outstanding borrowings under the Revolving Credit Facility was 6.13%.
The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.15% and 0.25%, depending on the Company’s Total Net Leverage Ratio. As of December 31, 2022, the commitment fee on the unused portion of the Revolving Credit Facility was 0.20%.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8.)     DEBT (Continued)
Term Loan Facilities
The TLA Facility and TLB Facility mature on September 2, 2026 and September 2, 2028, respectively, and require quarterly installments. The quarterly principal installments under the TLA Facility increase over the term of the loan. The interest rate terms for the TLA Facility are the same as those outlined above for the Revolving Credit Facility. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the applicable LIBOR rate plus 2.50%, with LIBOR subject to a 0.50% floor, or (ii) the Base Rate plus 1.50%. As of December 31, 2022, the interest rates on the TLA Facility and TLB Facility were 6.13% and 6.88%, respectively.
Covenants
The 2021 Credit Agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require that (i) the Company maintain a Total Net Leverage Ratio not to exceed 5.50:1.00 (stepping down to 5.00:1.00 for the third fiscal quarter of 2023 through maturity and subject to increase in certain circumstances following qualified acquisitions, but shall not exceed 5.50:1.00) and (ii) the Company maintain an interest coverage ratio of at least 2.50:1.00. The TLB Facility does not contain any financial maintenance covenants. As of December 31, 2022, the Company was in compliance with these financial covenants.
Contractual maturities under the Senior Secured Credit Facilities for the next five years and thereafter, as of December 31, 2022, are as follows (in thousands):

	2023	2024	2025	2026	2027	After 2027
Future minimum principal payments	$18,188	$29,937	$38,750	$522,738	$3,500	$318,125
Deferred Debt Issuance Costs and Discounts
The change in deferred debt issuance costs related to the Company’s Revolving Credit Facility is as follows (in thousands):

December 31, 2021	3,039
Amortization during the period	(652)
December 31, 2022	$2,387
The change in unamortized discount and deferred debt issuance costs related to the Term Loan Facilities is as follows (in thousands):

	Deferred Debt Issuance Costs	Unamortized Discount on TLB Facility	Total
December 31, 2021	5,674	1,687	7,361
Write-off of deferred debt issuance costs and unamortized discount	(114)	—	(114)
Amortization during the period	(991)	(279)	(1,270)
December 31, 2022	$4,569	$1,408	$5,977
(9.)     BENEFIT PLANS
Savings Plan
The Company sponsors a defined contribution 401(k) plan (the “Plan”) for its U.S. based employees. The Plan provides for the deferral of employee compensation under Internal Revenue Code §401(k) and a Company match. The Company matches $0.50 per dollar of each participant’s deferral made to the Plan up to 6% of their compensation, subject to Internal Revenue Service guidelines. Contributions from employees, as well as those matched by the Company, vest immediately. Net costs related to defined contribution plans for 2022, 2021 and 2020 were $8.8 million, $7.9 million and $5.0 million, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9.)     BENEFIT PLANS (Continued)
Defined Benefit Plans
The Company is required to provide its employees located in Switzerland and Mexico certain statutorily mandated defined benefits. Under these plans, benefits accrue to employees based upon years of service, position, age and compensation. The defined benefit pension plan provided to the Company’s employees located in Switzerland is a funded contributory plan, while the plans that provide benefits to the Company’s employees located in Mexico are unfunded and noncontributory. The assets of the Switzerland plan are held at an AA- rated insurance carrier who bears the pension risk and longevity risk, and will be used to cover the pension liability for the remaining retirees of the Swiss plan, as well as the remaining employees at that location. The liability and corresponding expense related to these benefit plans is based on actuarial computations of current and future benefits for employees. The aggregated projected benefit obligation for these plans was $2.5 million and $3.9 million as of December 31, 2022 and December 31, 2021, respectively. Net periodic pension cost for 2022, 2021 and 2020 was $0.1 million, $0.5 million and $0.4 million, respectively. Over the next ten years, the Company expects gross benefit payments to be $1.2 million in total for the years 2023 through 2027, and $2.2 million in total for the years 2028 through 2032.
(10.)     STOCK-BASED COMPENSATION
Stock-based Compensation Plans
The Company maintains certain stock-based compensation plans that were approved by the Company’s stockholders and are administered by the Board of Directors (the “Board”) or the Compensation and Organization Committee of the Board. The stock-based compensation plans provide for the granting of stock options, restricted stock awards, RSUs, performance awards, stock appreciation rights and stock bonuses to employees, non-employee directors, consultants, and service providers.
As of December 31, 2022, the Company’s outstanding stock-based compensation plans and agreements include the 2021 Omnibus Incentive Plan (the “2021 Plan”), 2016 Stock Incentive Plan (the “2016 Plan”), 2011 Stock Incentive Plan (the “2011 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”). The 2021 Plan replaced the 2016 Plan and the Company ceased granting any new awards under the 2016 Plan. The number of shares initially reserved for issuance under the 2021 Plan is (i) 1,450,000 plus (ii) the total number of shares of common stock available for issuance under the 2016 Plan, plus (iii) any shares of common stock that are subject to awards forfeited, cancelled, expired, terminated or otherwise lapsed or settled in cash, in whole or in part, without the delivery of shares under the 2016 Plan. The 2011 Plan and 2009 Stock Plan have expired and no awards are available for issuance under these expired plans. As of December 31, 2022, there were 1,311,629 shares available for future grants under the 2021 Plan.
Stock-based Compensation Expense
The components and classification of stock-based compensation expense were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options	$—	$—	$43
RSUs and PRSUs	21,023	16,185	9,120
Total stock-based compensation expense	$21,023	$16,185	$9,163

Cost of sales	$3,240	$3,365	$1,658
SG&A	15,234	11,579	6,942
RD&E	1,099	969	563
Restructuring and other charges	1,450	272	—
Total stock-based compensation expense	$21,023	$16,185	$9,163

Income tax benefit recognized for stock-based compensation arrangements	$2,908	$4,188	$3,169

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10.)     STOCK-BASED COMPENSATION (Continued)
Stock Options
There were no stock options granted during 2022, 2021 or 2020. The following table summarizes stock option activity during the year ended December 31, 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	247,640	$38.03
Exercised	(7,018)	21.35
Outstanding at December 31, 2022	240,622	$38.51	3.2	$7.2
Vested and exercisable at December 31, 2022	240,622	$38.51	3.2	$7.2
Intrinsic value is calculated for in-the-money options (exercise price less than market price) as the difference between the market price of the Company’s common stock as of December 31, 2022 ($68.46) and the weighted average exercise price of the underlying stock options, multiplied by the number of options outstanding and/or exercisable. Shares are distributed from the Company’s authorized but unissued reserve upon the exercise of stock options. As of December 31, 2022, there was no unrecognized compensation cost related to stock options.
The following table provides certain information relating to the exercise of stock options during 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Intrinsic value	$370	$2,370	$4,773
Cash received	150	743	3,263
Actual tax benefit for the tax deductions from the exercise of options	89	569	1,145
Restricted Stock Units
The following table summarizes RSU activity during the year ended December 31, 2022:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	248,131	$81.14
Granted	221,352	75.87
Vested	(142,927)	80.50
Forfeited	(34,627)	80.14
Nonvested at December 31, 2022	291,929	$77.58
As of December 31, 2022, there was $14.6 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of approximately 1.9 years. The fair value of RSU shares vested during 2022, 2021 and 2020 was $10.7 million, $12.9 million and $9.9 million, respectively. The weighted average grant date fair value of RSUs granted during 2022, 2021 and 2020 was $75.87, $81.98 and $83.94, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10.)     STOCK-BASED COMPENSATION (Continued)
Performance Restricted Stock Units
The following table summarizes PRSU activity during the year ended December 31, 2022:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	198,869	$92.07
Granted	131,393	90.84
Forfeited	(66,356)	96.70
Nonvested at December 31, 2022	263,906	$90.29
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
At December 31, 2022, there was $11.8 million of total unrecognized compensation cost related to unvested PRSUs, which is expected to be recognized over a weighted-average period of approximately 1.7 years. There were no PRSU shares vested during 2022. The fair value of PRSU shares vested during 2021 and 2020 was $3.1 million and $2.9 million, respectively. The weighted average grant date fair value of PRSUs granted during 2022, 2021 and 2020 was $90.84, $85.16 and $95.06, respectively.
The grant-date fair values of the market-based portion of the PRSUs granted during 2022, 2021 and 2020 were determined using the Monte Carlo valuation model on the date of grant. The weighted average fair value and assumptions used to value the TSR portion of the PRSUs granted are as follows:

	2022	2021	2020
Weighted average fair value	$97.58	$85.16	$107.27
Risk-free interest rate	1.58%	0.19%	1.29%
Expected volatility	42%	41%	30%
Expected life (in years)	3.9	3.0	2.9
Expected dividend yield	—%	—%	—%
The valuation of the TSR portion of the PRSUs granted during 2022, 2021 and 2020 also reflects a weighted average illiquidity discount of 9.25%, 8.19% and 8.00%, respectively, related to the six-month period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11.)     RESTRUCTURING AND OTHER CHARGES
In addition to Restructuring costs discussed in Note 1, “Summary of Significant Accounting Policies,” the Company incurs other costs directly related to the restructuring initiatives (“restructuring-related charges”) which are classified within Cost of sales, Selling, general and administrative, and Research, development and engineering expenses in the Consolidated Statements of Operations. In addition, from time to time, the Company incurs costs associated with acquiring and integrating businesses, and certain other general expenses, including asset impairments. The Company classifies costs associated with these items within Restructuring and other charges in the Consolidated Statements of Operations.
Restructuring and other charges comprise the following (in thousands):

	2022	2021	2020
Restructuring charges	$4,920	$4,804	$3,718
Acquisition and integration costs (adjustments)	10,075	2,544	(776)
Other general expenses	1,188	508	4,679
Total restructuring and other charges	$16,183	$7,856	$7,621
Restructuring programs
The following table comprises restructuring and restructuring-related charges by statement of operations classification (in thousands):

2022
Restructuring charges	$4,920
Restructuring-related expenses(a):
Cost of sales	1,148
Selling, general and administrative	1,966
Research, development and engineering	1,231
Total restructuring and restructuring-related charges	$9,265
__________
(a) Restructuring-related expenses primarily include retention bonuses and professional fees. Restructuring related expenses for 2021 and 2020 were not material.
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
2022 OE Initiatives - Costs related to the Company’s 2022 OE initiatives are primarily recorded within the Medical segment or unallocated operating expenses and mainly include termination benefits. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2022 OE initiatives of between approximately $5 million and $6 million, the majority of which are expected to be cash expenditures. As of December 31, 2022, total restructuring and restructuring-related charges incurred since inception were $3.0 million. These actions are expected to be substantially complete by the end of 2025.
2021 OE Initiatives - Costs related to the Company’s 2021 OE initiatives are primarily recorded within the Medical segment or unallocated operating expenses and mainly include termination benefits. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2021 OE initiatives of approximately $5 million, the majority of which are expected to be cash expenditures. As of December 31, 2022, total restructuring and restructuring-related charges incurred since inception were $4.9 million. These actions were substantially complete by the end of 2022.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11.)     RESTRUCTURING AND OTHER CHARGES (Continued)
Strategic reorganization and alignment
The Company’s strategic reorganization and alignment (“SRA”) initiatives primarily include those that align resources with market conditions and the Company’s strategic direction in order to enhance the profitability of its portfolio of products.
Cost Reduction Initiatives - During 2022, the Company recorded $1.5 million in restructuring charges related to cost reduction actions taken in response to higher manufacturing and direct labor costs. These charges consisted of employee termination benefits and are recorded within the Medical segment. The Company expects to incur aggregate pre-tax cash charges of up to $2.0 million through completion in the second quarter of 2023.
2021 SRA Initiatives - During the fourth quarter of 2021, the Company initiated plans to exit certain markets served in its Medical segment to enhance profitability and reallocate manufacturing capacity needed to support the Company’s overall growth plans. The Company estimates that it will incur a range of pre-tax charges in connection with the 2021 SRA initiatives of approximately $7 million and $9 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s 2021 SRA Initiatives are primarily recorded within the Medical segment and mainly include termination benefits. As of December 31, 2022, total charges incurred since inception were $4.1 million. These actions are expected to be completed by the end of 2025.
Manufacturing alignment to support growth
In 2022, the Company commenced initiatives designed to reduce costs and improve operating efficiencies by relocating certain manufacturing operations. The Company estimates that it will incur a range of pre-tax charges in connection with these initiatives of approximately $2 million and $3 million, the majority of which are expected to be cash expenditures. As of December 31, 2022, total restructuring and restructuring-related charges incurred since inception were $0.3 million. These actions are expected to be substantially complete by the end of 2024.
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence initiatives	Strategic reorganization and alignment	Total
December 31, 2021	$298	$134	$432
Charges incurred, net of reversals	1,325	3,595	4,920
Cash payments	(1,391)	(1,595)	(2,986)
December 31, 2022	$232	$2,134	$2,366
Acquisition and integration costs
Acquisition and integration costs primarily consist of professional fees and other costs related to business acquisitions.
During 2022, acquisition and integration costs included $10.1 million of expenses primarily related to the acquisitions of Oscor and Aran, including a net $3.1 million adjustment to increase the fair value of acquisition-related contingent consideration liabilities. During 2021, acquisition and integration costs included $2.4 million of expenses primarily related to the acquisition of Oscor, and a net $0.1 million adjustment to increase the fair value of acquisition-related contingent consideration liabilities. During 2020, acquisition and integration costs included $1.2 million of expenses primarily related to the acquisition of certain assets and liabilities of InoMec, and a $2.0 million adjustment to reduce the fair value of acquisition-related contingent consideration liability associated with the Company’s acquisition of US BioDesign, LLC (“USB”). See Note 17, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration.
Other general expenses
During 2022, 2021 and 2020, the Company recorded expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies. The 2022, 2021 and 2020 amounts primarily include severance, information technology systems conversion expenses, and expenses related to the restructuring of certain legal entities of the Company.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12.)     INCOME TAXES
Income from continuing operations before income taxes for fiscal years 2022, 2021 and 2020 consisted of the following (in thousands):

	2022	2021	2020
U.S.	$14,446	$48,293	$35,337
International	61,512	52,770	50,870
Total income from continuing operations before income taxes	$75,958	$101,063	$86,207
The provision for income taxes from continuing operations for fiscal years 2022, 2021 and 2020 comprises the following (in thousands):

	2022	2021	2020
Current:
Federal	$20,455	$9,511	$7,784
State	780	1,553	1,233
International	6,871	8,459	6,898
	28,106	19,523	15,915
Deferred:
Federal	(16,300)	(8,665)	(4,648)
State	26	(393)	(1,245)
International	(1,224)	(2,422)	(1,073)
	(17,498)	(11,480)	(6,966)
Total provision for income taxes	$10,608	$8,043	$8,949
The provision for income taxes from continuing operations differs from the U.S. statutory rate for fiscal years 2022, 2021 and 2020 due to the following:

	2022		2021		2020
Statutory rate	$15,951	21.0%	$21,223	21.0%	$18,103	21.0%
Federal tax credits (including R&D)	(9,399)	(12.4)	(11,929)	(11.8)	(7,009)	(8.1)
Foreign rate differential	(7,693)	(10.1)	(5,165)	(5.1)	(5,333)	(6.2)
Stock-based compensation	2,009	2.6	(1,084)	(1.1)	(1,459)	(1.7)
Uncertain tax positions	2,469	3.3	18	—	1,208	1.4
State taxes, net of federal benefit	978	1.3	1,183	1.2	553	0.6
U.S. tax on foreign earnings, net of §250 deduction	5,225	6.9	1,913	1.9	3,216	3.7
Valuation allowance	(194)	(0.3)	524	0.5	(345)	(0.4)
Other	1,262	1.7	1,360	1.4	15	0.1
Effective tax rate	$10,608	14.0%	$8,043	8.0%	$8,949	10.4%
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12.)     INCOME TAXES (Continued)
Difference Attributable to Foreign Investment: Certain foreign subsidiary earnings are subject to U.S. taxation under the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) . The Company intends to permanently reinvest substantially all of its foreign subsidiary earnings, as well as its capital in those foreign subsidiaries, with the exception of planned distributions made out of current year earnings and profits (“E&P”) and E&P previously taxed as of and for the year ended December 29, 2017, including E&P subject to the toll charge under the Tax Reform Act. The Company accrues for withholding taxes on distributions in the year associated with earnings that are intended to be distributed.
The Tax Reform Act amended Internal Revenue Code Section 174 requiring taxpayers to capitalize all research and experimental costs incurred for tax years beginning on or after January 1, 2022. The Company has recorded the impact of this amendment in the provision for income taxes for the fiscal year 2022.
As of December 31, 2022 and December 31, 2021, the Company had a net deferred tax liability consisting of the following (in thousands):

	December 31, 2022	December 31, 2021
Operating lease liabilities	$18,781	$17,950
Research and development	15,168	—
Inventories	13,103	14,147
Tax credit carryforwards	10,110	11,394
Net operating loss carryforwards	9,121	11,721
Accrued expenses	7,113	9,348
Stock-based compensation	4,230	3,724
Gross deferred tax assets	77,626	68,284
Less valuation allowance	(16,649)	(19,456)
Net deferred tax assets	60,977	48,828
Intangible assets	(188,976)	(186,150)
Operating lease assets	(18,846)	(17,974)
Property, plant and equipment	(6,789)	(7,354)
Other	(790)	(3,144)
Gross deferred tax liabilities	(215,401)	(214,622)
Net deferred tax liability	$(154,424)	$(165,794)
Presented as follows:
Noncurrent deferred tax asset	$6,247	$5,711
Noncurrent deferred tax liability	(160,671)	(171,505)
Net deferred tax liability	$(154,424)	$(165,794)
As of December 31, 2022, the Company has the following carryforwards available:

Jurisdiction	Tax Attribute	Amount (in millions)	Begin to Expire
U.S. State	Net operating losses(1)	$105.5	2023
International	Net operating losses(1)	14.4	2023
U.S. Federal	Foreign tax credits	5.0	2023
U.S. State	R&D tax credits	1.4	2023
U.S. State	State tax credits	6.0	2023
International	R&D tax credits	0.4	Indefinite
__________
(1)     Net operating losses (“NOLs”) are presented as pre-tax amounts.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12.)     INCOME TAXES (Continued)
In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined it is more likely than not that a portion of the deferred tax assets as of December 31, 2022 and December 31, 2021 related to certain foreign tax credits, state investment tax credits, and foreign and state net operating losses will not be realized.
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
Below is a summary of changes to the unrecognized tax benefit for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Balance, beginning of year	$5,537	$5,484	$4,446
Additions based upon tax positions related to the current year	1,364	3,324	300
Additions (reductions) related to prior period tax returns	838	(3,271)	738
Balance, end of year	$7,739	$5,537	$5,484
The tax years that remain open and subject to tax audits vary depending on the tax jurisdiction. During 2021, the Internal Revenue Service (“IRS”) effectively concluded its examination of the U.S. subsidiaries of the Company for the taxable years 2017 and 2018. Taxable years 2019 and forward remain subject to examination by the IRS.
It is reasonably possible that a reduction of approximately $1.8 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the lapse of the statute of limitations and/or audit settlements. As of December 31, 2022, approximately $7.7 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal impact on state issues), if recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of Provision for income taxes on the Consolidated Statements of Operations. The Company accrued interest of $0.4 million and no penalties during 2022 and recognized an aggregate liability related to interest and penalties on unrecognized tax benefits of $0.5 million as of December 31, 2022. During 2021 and 2020, the recorded amounts for interest and penalties were not significant.
Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and Inflation Reduction Act of 2022 ("IRA")
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The CARES Act, which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The CARES Act provided for deferred payment of the employer portion of social security taxes through the end of 2020. As of December 31, 2022 and December 31, 2021, the Company had deferred payroll taxes related to the CARES Act of $4.5 million and $4.8 million, respectively, included within Accrued expenses and other current liabilities on the Consolidated Balance Sheets. The Company paid the $4.5 million outstanding as of December 31, 2022 on the January 3, 2023 due date.
The IRA was enacted on August 16, 2022. The IRA includes implementation of a new 15% minimum tax on book income of certain large corporations, an excise tax on stock buybacks, and tax incentives for energy and climate initiatives, among other provisions. The Company does not expect the provisions of the IRA to have a material impact to the Company's consolidated financial statements.
See Note 20, “Discontinued Operations,” for additional information pertaining to income taxes from discontinued operations.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13.)     COMMITMENTS AND CONTINGENCIES
Contingent Consideration Arrangements
The Company records contingent consideration liabilities related to the earn-out provisions for certain acquisitions. See Note 17, “Financial Instruments and Fair Value Measurements,” for additional information.
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
Environmental Matters
The Company acquired Lake Region Medical Holdings, Inc. (“LRM”) in 2015. At the direction of the New Jersey Department of Environmental Protection (“NJDEP”), LRM has been performing, and has agreed to fund approximately $0.3 million for, environmental investigations of a manufacturing facility LRM owned in South Plainfield, New Jersey from 1971 to 2004, and where it conducted operations from 1971 to 2007. NJDEP required LRM to perform and fund these environmental investigations due to concerns that prior investigations by LRM at the property were inadequate and because NJDEP concluded that the property was a source of local ground water contamination during LRM’s operations, including the Franklin Street Regional Groundwater Contamination Area, which has been designated as an immediate environmental concern by NJDEP. LRM funded the environmental investigation undertaken by NJDEP’s contractor by placing approximately $0.3 million in escrow for the environmental investigation. As of December 31, 2022, approximately $0.2 million had been drawn down from the escrow account by NJDEP to pay for the environmental investigation, and approximately $0.1 million remains in escrow for anticipated future costs associated with the environmental investigation. These environmental investigations may conclude that remediation of the property by LRM, and the reimbursement of costs and damages, including natural resource damages, associated with the groundwater immediate environmental concern, are necessary. Further, the current owner of the property claims to have been financially impacted by LRM’s inadequate environmental investigations. While the Company does not expect this environmental matter will have a material effect on its consolidated results of operations, financial position or cash flows, there can be no assurance that this environmental matter will not become material in the future. As of December 31, 2022, there was $0.1 million recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets in connection with this environmental matter.
License Agreements
The Company is a party to various license agreements for technology that is utilized in certain of its products. The most significant of these agreements are the licenses for basic technology used in the production of wet tantalum capacitors, filtered feedthroughs and MRI compatible lead systems. Expenses related to license agreements were $1.7 million, $1.3 million, and $1.2 million, for 2022, 2021 and 2020, respectively, and are primarily included in Cost of Sales.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13.)     COMMITMENTS AND CONTINGENCIES (Continued)
Product Warranties
The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in product warranty liability for the years ended December 31, 2022 and 2021 comprises the following (in thousands):

	2022	2021
Beginning balance	$509	$163
Additions to warranty reserve, net of reversals	(4)	(15)
Adjustments to pre-existing warranties	(428)	(71)
Warranty claims settled	—	—
Acquisitions	$—	$432
Ending balance	$77	$509
Self-Insurance Liabilities
As of December 31, 2022, and at various times in the past, the Company self-funded certain of its workers’ compensation and employee medical and dental expenses. The Company has established reserves to cover these self-insured liabilities and also maintains stop-loss insurance to limit its exposures under these programs. Claims reserves represent accruals for the estimated uninsured portion of reported claims, including adverse development of reported claims, as well as estimates of incurred but not reported claims. Claims incurred but not reported are estimated based on the Company’s historical experience, which is continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company’s actual experience may be different than its estimates, sometimes significantly. Changes in assumptions, as well as changes in actual experience could cause these estimates to change. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period.  The Company’s self-insurance reserves totaled $6.3 million and $5.6 million as of December 31, 2022 and December 31, 2021, respectively. These accruals are recorded in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets.
(14.)     LEASES
The components and classification of lease cost are as follows (in thousands):

	December 31, 2022	December 31, 2021
Finance lease cost:
Amortization of lease assets	$1,080	$223
Interest on lease liabilities	317	59
Finance lease cost	1,397	282
Operating lease cost	13,927	10,729
Short-term lease cost (leases with initial term of 12 months or less)	342	137
Variable lease cost	3,026	2,619
Sublease income	(1,294)	(1,392)
Total lease cost	$17,398	$12,375

Cost of sales	$13,111	$9,642
SG&A	2,864	1,817
RD&E	1,106	857
Interest expense	$317	$59
Total lease cost	$17,398	$12,375
The Company’s sublease income is derived primarily from certain real estate leases to several non-affiliated tenants under operating sublease arrangements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14.)     LEASES (Continued)
At December 31, 2022, the maturities of operating and finance lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$13,033	$1,402
2024	12,155	1,410
2025	11,957	1,300
2026	11,474	884
2027	8,128	653
Thereafter	29,026	5,152
Gross lease liabilities	85,773	10,801
Less: imputed interest	(11,362)	(1,702)
Present value of lease liabilities	74,411	9,099
Less: current portion of lease liabilities	(10,362)	(1,093)
Total long-term lease liabilities	$64,049	$8,006
As of December 31, 2022, the Company did not have any leases that have not yet commenced.
The following table presents the weighted average remaining lease term and discount rate.

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term - operating leases (in years)	7.5	7.0
Weighted-average remaining lease term - finance leases (in years)	10.0	12.2
Weighted-average discount rate - operating leases	3.9%	3.9%
Weighted-average discount rate - finance leases	3.4%	3.5%
Supplemental cash flow information related to leases for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	2022	2021
Cash paid for operating leases	$13,519	$10,808
Cash paid for interest on finance leases	317	59
Assets acquired under operating leases	15,777	32,466
Assets acquired under finance leases	1,882	8,154
During the fiscal year ended December 31, 2022, the Company extended the lease terms for three of its manufacturing facilities. As a result of these lease modifications, the Company re-measured the lease liability and adjusted the ROU asset on the modification dates.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15.)     EARNINGS PER SHARE
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

	2022	2021	2020
Numerator for basic and diluted EPS:
Income from continuing operations	$65,350	$93,020	$77,258
Income from discontinued operations	1,027	3,788	—
Net income	$66,377	$96,808	$77,258
Denominator for basic EPS:
Weighted average shares outstanding	33,127	32,993	32,845
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	230	265	268
Denominator for diluted EPS	33,357	33,258	33,113

Basic earnings per share:
Income from continuing operations	$1.97	$2.82	$2.35
Income from discontinued operations	0.03	0.11	—
Basic earnings per share	2.00	2.93	2.35

Diluted earnings per share:
Income from continuing operations	$1.96	$2.80	$2.33
Income from discontinued operations	0.03	0.11	—
Diluted earnings per share	1.99	2.91	2.33
The diluted weighted average share calculations do not include the following securities for the years ended December 31, 2022, 2021 and 2020, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	2022	2021	2020
Time-vested stock options, restricted stock and restricted stock units	15	4	98
Performance-vested restricted stock units	152	92	89

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(16.)     STOCKHOLDERS’ EQUITY
Common Stock
The following table sets forth the changes in the number of shares of common stock for the years ended December 31:

	2022	2021
Shares issued and outstanding at beginning of period	33,063,336	32,908,178
Stock options exercised	7,018	34,233
Vesting of RSUs, net of shares withheld to cover taxes	99,424	120,925
Shares issued and outstanding at end of period	33,169,778	33,063,336
Accumulated Other Comprehensive Income
Accumulated other comprehensive income comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 31, 2020	$(1,095)	$(4,956)	$57,546	$51,495	$1,197	$52,692
Unrealized gain on cash flow hedges	—	91	—	91	(19)	72
Realized gain on foreign currency hedges	—	(832)	—	(832)	175	(657)
Realized loss on interest rate swap hedges	—	3,406	—	3,406	(716)	2,690
Net defined benefit plan adjustments	205	—	—	205	14	219
Foreign currency translation loss	—	—	(27,826)	(27,826)	—	(27,826)
December 31, 2021	$(890)	$(2,291)	$29,720	$26,539	$651	$27,190
Unrealized gain on cash flow hedges	—	3,649	—	3,649	(766)	2,883
Realized gain on foreign currency hedges	—	(516)	—	(516)	108	(408)
Realized loss on interest rate swap hedges	—	918	—	918	(193)	725
Net defined benefit plan adjustments	544	—	—	544	(35)	509
Foreign currency translation loss	—	—	(25,570)	(25,570)	—	(25,570)
December 31, 2022	$(346)	$1,760	$4,150	$5,564	$(235)	$5,329

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Assets: Interest rate swap	$1,262	$—	$1,262	$—
Assets: Foreign currency hedging contracts	521	—	521	—
Liabilities: Foreign currency hedging contracts	23	—	23	—
Liabilities: Contingent consideration	11,756	—	—	11,756

December 31, 2021
Assets: Foreign currency hedging contracts	$687	$—	$687	$—
Liabilities: Interest rate swap	2,978	—	2,978	—
Liabilities: Contingent consideration	2,415	—	—	2,415
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
Information regarding the Company’s outstanding interest rate swap designated as a cash flow hedge as of December 31, 2022 is as follows (dollars in thousands):

Notional Amount	Maturity Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$100,000	Jun 2023	2.1785%	4.3869%	$1,262	Prepaid expenses and other current assets

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Information regarding the Company’s outstanding interest rate swap designated as cash flow hedges as of December 31, 2021 is as follows (dollars in thousands):

Notional Amount	Maturity Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$150,000	Jun 2023	2.1785%	0.1013%	$(2,978)	Other long-term liabilities
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges.
The Company receives fair value estimates from the foreign currency contract counterparties. The fair value of foreign currency contracts is determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Sales or Cost of Sales as the inventory, which the contracts are hedging, is sold.
Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of December 31, 2022 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$37,175	Dec 2023	0.0489	MXN Peso	$504	Prepaid expenses and other current assets
2,685	Mar 2023	0.0249	UYU Peso	17	Prepaid expenses and other current assets
17,309	Mar 2023	1.0751	Euro	(23)	Accrued expenses and other current liabilities
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
The following table presents the impact of cash flow hedge derivative instruments on other comprehensive income (“OCI”), AOCI and the Company’s Consolidated Statement of Operations for fiscal years 2022, 2021 and 2020 (in thousands):

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
Derivative	2022	2021	2020	Location in Statement of Operations	2022	2021	2020
Interest rate swaps	$3,322	$642	$(7,405)	Interest expense	$(918)	$(3,406)	$(3,447)
Foreign exchange contracts	(2,226)	(943)	1,017	Sales	(2,073)	(674)	618
Foreign exchange contracts	2,225	399	(355)	Cost of sales	2,205	1,437	(1,177)
Foreign exchange contracts	328	(7)	60	Operating expenses	384	69	(79)
The Company expects to reclassify net gains totaling $1.8 million related to its cash flow hedges from AOCI into earnings during the next twelve months.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At December 31, 2022 and December 31, 2021, the Company had total gross notional amounts of $12.0 million and $15.0 million, respectively, of foreign currency contracts outstanding that were not designated as hedges. The fair value of derivatives not designated as hedges was not material for any period presented. The Company recorded a net gain on foreign currency contracts not designated as hedging instruments of $2.6 million and $0.4 million for 2022 and 2021, respectively, which are included in Other (income) loss, net. Each of the foreign currency contracts not designated as hedging instruments will have approximately offsetting effects from the underlying intercompany loans subject to foreign exchange remeasurement.
Contingent Consideration Liabilities
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for fiscal years 2022 and 2021 (in thousands):

December 31, 2020	$3,900
Fair value measurement adjustment	133
Payments	(1,621)
Foreign currency translation	3
December 31, 2021	2,415
Amount recorded for current year acquisitions	7,375
Fair value measurement adjustment	3,097
Payments	(972)
Foreign currency translation	(159)
December 31, 2022	$11,756
On April 6, 2022, the Company acquired Aran and on February 19, 2020, acquired certain assets and liabilities of InoMec. See Note 2, “Business Acquisitions,” for additional information about the Aran and InoMec acquisitions and related contingent consideration. On October 7, 2019, the Company acquired certain assets and liabilities of USB, a privately-held developer and manufacturer of complex braided biomedical structures for disposable and implantable medical devices. The contingent consideration at December 31, 2022 is the estimated fair value of the Company’s obligations, under the asset purchase agreements for Aran, InoMec and USB, to make additional payments if certain revenue goals are met.
During 2022, the Company made payments associated with the InoMec and USB acquisitions, resulting from achievement of revenue-based goals for the period from March 1, 2021 to February 28, 2022 for InoMec and January 1, 2021 to December 31, 2021 for USB. During 2021, the Company made payments associated with the InoMec and USB acquisitions, resulting from achievement of revenue-based goals for the period from March 1, 2020 to February 28, 2021 for InoMec and January 1, 2020 to December 31, 2020 for USB.
As of December 31, 2022 and December 31, 2021, the current portion of contingent consideration liabilities included in Accrued expenses and other current liabilities was $11.2 million and $0.9 million, respectively, and the non-current portion included in Other long-term liabilities on the Consolidated Balance Sheets was $0.6 million and $1.5 million, respectively.
As of December 31, 2022 and December 31, 2021 the fair value of the contingent consideration liability relating to the acquisition of USB was zero and $1.1 million, respectively. During the most recent measurement of the USB contingent consideration liability as of December 31, 2022, the Company assessed the probability of meeting the required revenue threshold as unlikely and reduced the the fair value to zero. As of December 31, 2022 and December 31, 2021, the fair value of the contingent consideration liability relating to the acquisition of InoMec was $1.1 million and $1.3 million, respectively. The fair value of the contingent consideration liability relating to the acquisition of InoMec was calculated using projected revenue for the remaining earnout period and discounted using a discount rate of 12.3%. The remaining maximum potential undiscounted payout for the contingent consideration liability relating to the acquisition of InoMec is $1.8 million, with projected payments in 2023 and 2024. The fair value of the contingent consideration liability relating to the acquisition of Aran was $7.4 million at the date of acquisition. During the most recent measurement of the Aran contingent consideration liability as of December 31, 2022, the Company determined that Aran achieved the maximum revenue threshold and increased the fair value to $10.7 million. The contingent consideration related to Aran is expected to be paid in the first half of 2023.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration as of December 31, 2021:

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
Equity Investments
Equity investments comprise the following (in thousands):

	December 31, 2022	December 31, 2021
Equity method investment	$8,252	$16,192
Non-marketable equity securities	5,637	5,637
Total equity investments	$13,889	$21,829
The components of (Gain) loss on equity investments, net for each period were as follows (in thousands):

	2022	2021	2020
Equity method investment (income) loss	$7,636	$3,057	$(5,706)
Impairment charges	—	86	369
Total (gain) loss on equity investments, net	$7,636	$3,143	$(5,337)
During 2021 and 2020, the Company determined that certain non-marketable equity securities were impaired. In both 2021 and 2020, new equity financings by two of the Company’s non-marketable equity securities indicated new values for the investments. During the fourth quarters of 2021 and 2020, the Company recorded impairment charges of $0.1 million and $0.4 million, respectively, to reduce the carrying value of these non-marketable equity securities to their estimated fair value of zero and $2.2 million, respectively. The fair values of these investments were derived from observable price changes of similar securities of the investees. During 2022, the Company received a cash distribution representing a return of capital on our equity method investments of $0.3 million. During 2021 and 2020, the Company received cash distributions representing a return on equity method investments of $2.2 million and $0.4 million, respectively.
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of December 31, 2022, the Company owned 7.4% of this fund.

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
The Company has communicated to certain customers that it is exiting certain markets it serves in the Advanced Surgical, Orthopedics & Portable Medical product line. In order to align with the planned exit of those markets and better align to its end markets and product line strategies, the Company recast its product line sales within the Medical segment to reflect the reclassification of certain products from the historical product lines to the product lines associated with those revenues that will be utilized for future revenue reporting. The Company believes the revised presentation will provide improved reporting and better transparency into the operational results of its business and markets. The Company has reclassified the product line sales information for 2021 and 2020 in the table below to conform to the current year presentation. For the years ended December 31, 2021 and 2020, Cardio & Vascular sales of $32.9 million and $31.7 million, respectively, and Advanced Surgical, Orthopedics & Portable Medical sales of $22.8 million and $20.5 million, respectively, were reclassified to the Cardiac Rhythm Management & Neuromodulation product line.
The following table presents sales by product line for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Segment sales by product line:
Medical
Cardio & Vascular	$699,469	$593,117	$538,240
Cardiac Rhythm Management & Neuromodulation	532,580	502,288	398,409
Advanced Surgical, Orthopedics & Portable Medical	97,502	87,221	101,329
Total Medical	1,329,551	1,182,626	1,037,978
Non-Medical	46,545	38,453	35,464
Total sales	$1,376,096	$1,221,079	$1,073,442
Geographic Area Information
The following table presents sales by significant country for the years ended December 31, 2022, 2021 and 2020. In these tables, sales are allocated based on where the products are shipped (in thousands).

	2022	2021	2020
Sales by geographic area:
United States	$762,134	$671,502	$596,804
Non-Domestic locations:
Puerto Rico	114,078	110,162	96,048
Costa Rica	76,140	66,975	58,853
Rest of world	423,744	372,440	321,737
Total sales	$1,376,096	$1,221,079	$1,073,442

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18.)     SEGMENT AND GEOGRAPHIC INFORMATION (Continued)
The following table presents revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues for the years ended December 31, 2022 and 2021.

	2022		2021
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	17%	*	19%	*
Customer B	17%	*	17%	*
Customer C	13%	*	14%	*
Customer D	*	30%	*	36%
Customer E	*	*	*	*
All other customers	53%	70%	50%	64%
__________
* Less than 10% of segment’s total revenues for the period.
The following table presents revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped for the years ended December 31, 2022 and 2021.

	2022		2021
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	55%	67%	54%	71%
United Kingdom	*	10%	*	*
Rest of world	45%	23%	46%	29%
The following table presents income from continuing operations for the Company’s reportable segments for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	2022	2021	2020
Segment income from continuing operations:
Medical	$205,877	$213,600	$169,396
Non-Medical	7,571	8,022	4,848
Total segment income from continuing operations	213,448	221,622	174,244
Unallocated operating expenses	(92,121)	(85,911)	(53,632)
Operating income	121,327	135,711	120,612
Unallocated expenses, net	(45,369)	(34,648)	(34,405)
Income from continuing operations before income taxes	$75,958	$101,063	$86,207
The following table presents depreciation and amortization expense for the Company’s reportable segments for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	2022	2021	2020
Segment depreciation and amortization:
Medical	$86,825	$75,366	$72,338
Non-Medical	1,096	1,167	996
Total depreciation and amortization included in segment income from continuing operations	87,921	76,533	73,334
Unallocated depreciation and amortization	4,070	4,836	5,990
Total depreciation and amortization	$91,991	$81,369	$79,324

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18.)     SEGMENT AND GEOGRAPHIC INFORMATION (Continued)
The following table presents total assets for the Company’s reportable segments as of December 31, 2022 and December 31, 2021 (in thousands).

	December 31, 2022	December 31, 2021
Identifiable assets:
Medical	$2,652,357	$2,448,123
Non-Medical	57,385	56,158
Total reportable segments	2,709,742	2,504,281
Unallocated assets	84,644	77,934
Total assets	$2,794,386	$2,582,215
The following table presents capital expenditures for the Company’s reportable segments for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	2022	2021	2020
Expenditures for tangible long-lived assets:
Medical	$69,687	$48,364	$42,435
Non-Medical	360	628	1,038
Total reportable segments	70,047	48,992	43,473
Unallocated long-lived tangible assets	4,681	4,471	3,359
Total expenditures	$74,728	$53,463	$46,832
The following table presents PP&E by geographic area as of December 31, 2022 and December 31, 2021. In these tables, PP&E is aggregated based on the physical location of the tangible long-lived assets (in thousands).

	December 31, 2022	December 31, 2021
Long-lived tangible assets by geographic area:
United States	$203,578	$184,474
Mexico	32,360	33,877
Ireland	61,356	41,501
Rest of world	19,949	17,247
Total	$317,243	$277,099

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
A significant portion of the Company’s sales for the years ended December 31, 2022, 2021 and 2020 and accounts receivable at December 31, 2022 and December 31, 2021 were to three customers as follows:

	Sales			Accounts Receivable
	2022	2021	2020	December 31, 2022	December 31, 2021
Customer A	17%	18%	18%	14%	15%
Customer B	16%	16%	16%	19%	19%
Customer C	13%	13%	14%	11%	10%
	46%	47%	48%	44%	44%
Revenue recognized from products and services transferred to customers over time during 2022 and 2021 represented 30% and 33%, respectively, of total revenue. Substantially all of the revenue recognized from products and services transferred to customers over time during 2022 and 2021 was within the Medical segment.
Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	December 31, 2022	December 31, 2021
Contract assets	$71,927	$64,743
Contract liabilities	5,616	3,776
During 2022, the Company recognized $2.7 million of revenue that was included in the contract liability balance as of December 31, 2021. During 2021, the Company recognized $1.9 million of revenue that was included in the contract liability balance as of December 31, 2020.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(20.)    DISCONTINUED OPERATIONS
Divestiture of AS&O Product Line
In July 2018, the Company completed the sale of its AS&O Product Line within its Medical segment. For all periods presented, financial results reported as discontinued operations in the Consolidated Statements of Operations relate to the divested AS&O Product Line.
During the fourth quarter of 2022 and 2021, the Company recognized other income from discontinued operations of $1.3 million and $4.9 million, respectively, for the release of pre-divestiture indemnified tax liabilities resulting from the lapse of the statute of limitations and the effective settlement of tax audits.
Income from discontinued operations for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	2022	2021	2020
Other income, net	$(1,323)	$(4,931)	$—
Provision for income taxes	296	1,143	—
Income from discontinued operations	$1,027	$3,788	$—
Cash flow information from discontinued operations for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	2022		2021	2020
Income from discontinued operations	$1,027		$3,788	$—
Changes in operating assets and liabilities, net of acquisitions:
Accrued expenses and other liabilities	(1,323)		(4,931)	—
Income taxes payable	296		1,143	—
Net cash provided by operating activities	$—	—	$—	$—
(21.)     SUBSEQUENT EVENTS
Amendments to the 2021 Credit Agreement
On January 30, 2023, the Company entered into a first amendment (the “First Amendment”) to the 2021 Credit Agreement to, among other things: (i) permit the Company to issue the notes (described below under 2028 Convertible Notes) and incur indebtedness thereunder in an aggregate principal amount of up to $600 million at any time outstanding; (ii) permit the Company to enter into bond hedge and capped call transactions; (iii) permit the Company to issue call options, warrants or purchase rights relating to the Company’s common stock; provided, in each case, that the terms of any such transaction are customary for transactions of such type.
On February 15, 2023, the Company entered into a second amendment (the “Second Amendment”) to the 2021 Credit Agreement to, among other things: (i) increase the maximum borrowing capacity under the Revolving Credit Facility by $100 million from $400 million to $500 million, (ii) extend the maturity date for both the Revolving Credit Facility and the TLA Facility to February 15, 2028, (iii) allow for borrowings by the Company under the Revolving Credit Facility denominated in Euros, subject to a sublimit equal to 50% of the maximum borrowing capacity under the Revolving Credit Facility, (iv) replace the LIBOR-based reference interest rate option with a reference interest rate option based upon Adjusted Term SOFR, as defined in the 2021 Credit Agreement, and (v) add carveouts to certain negative covenants included within the 2021 Credit Agreement to permit the expansion of capacity in Ireland by the Company and incur indebtedness related thereto.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(21.)     SUBSEQUENT EVENTS (Continued)
2028 Convertible Notes
On February 3, 2023, the Company closed its private offering of $500 million aggregate principal amount of 2.125% Convertible Senior Notes due 2028 (the “Notes”), which amount includes the exercise in full of the $65 million option granted to the initial purchasers of the Notes. The Notes bear interest at a fixed rate of 2.125% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2023. The Notes will mature on February 15, 2028, unless earlier repurchased, redeemed, or converted in accordance with their terms. The Notes are convertible at the option of the holders, under certain circumstances and during certain periods, into cash up to the aggregate principal amount of the Notes to be converted and cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted.
The net proceeds from the offering were approximately $485.3 million, after deducting fees and estimated expenses payable by the Company. The Company used a portion of the net proceeds to settle in full principal and interest due of $336.1 million under the TLB Facility, pay down principal and interest due of $113.9 million under the the Revolving Credit Facility, to pay related fees and expenses, and to pay the cost of the Capped Call Transactions described below.
Prior to the close of business on the business day immediately preceding November 15, 2027, the Notes are convertible at the option of the holders of the Notes only under certain conditions. The conversion rate will initially be 11.4681 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $87.20 per share of common stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. The Company may not redeem the Notes prior to February 20, 2026. The Company may redeem for cash all or part of the Notes, at its option, on or after February 20, 2026, under certain circumstances at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The Notes will be the Company’s senior unsecured obligations and will rank senior in right of payment to any indebtedness that is expressly subordinated to the Notes and will rank equally with all of its existing and future senior unsecured indebtedness that is not so subordinated. The Notes will be effectively subordinated to all of the Company’s existing and future secured indebtedness, including the Company’s obligations under the 2021 Credit Agreement, (to the extent of the value of the assets securing such indebtedness) and structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s existing and future subsidiaries, including obligations of certain of its subsidiaries under the 2021 Credit Agreement.
Capped Call Transactions
On January 31, 2023, in connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with certain of the initial purchasers or their respective affiliates and certain other financial institutions (the “Option Counterparties”). In addition, on February 1, 2023, in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions,” and, together with the Base Capped Call Transactions, the “Capped Call Transactions”) with each of the Option Counterparties. The Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions will initially be approximately $108.59 per share and is subject to certain adjustments under the terms of the Capped Call Transactions.
The Capped Call Transactions are separate transactions entered into by the Company with the Option Counterparties, are not part of the terms of the Notes and will not change the holders’ rights under the Notes. Holders of the Notes will not have any rights with respect to the Capped Call Transactions.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting appears in Part II, Item 8, “Financial Statements and Supplementary Data” of this report and is incorporated into this Item 9A by reference.
a.Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of December 31, 2022. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of December 31, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b. Changes in Internal Control Over Financial Reporting
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for a period not to exceed one year from the acquisition date. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Connemara Biomedical Holdings Teoranta, including its operating subsidiaries Aran Biomedical and Proxy Biomedical (collectively “Aran”), which we acquired on April 6, 2022, as discussed in Note 2, “Business Acquisitions,” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. Prior to its acquisition, Aran was a privately-held company not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject. We have included the financial results of Aran in our consolidated financial statements from the date of acquisition. The financial results of Aran constitute 5% of total assets, 9% of net assets and 1% of sales of the consolidated financial statement amounts as of and for the year ended December 31, 2022. The Company is in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into its system of internal control over financial reporting. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of internal control over financial reporting for the acquired business.
Other than as described above, there were no changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company’s directors appearing under the caption “Election of Directors” in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders is incorporated herein by reference.
Information regarding the Company’s executive officers is presented under the caption “Information About our Executive Officers” in Part I of this Annual Report on Form 10-K.
The other information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation appearing under the captions “Compensation Discussion and Analysis”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, including the table titled “Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence under the captions “Related-Person Transactions” and “Board Independence” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s independent registered public accounting firm is Deloitte & Touche LLP, Williamsville, New York, PCAOB Auditor Firm ID: 34.
Information regarding the fees paid to and services provided by Deloitte & Touche LLP is provided under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
(1)Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. Refer to Part II, Item 8. “Financial Statements and Supplementary Data.”
(2)The following financial statement schedule is included in this Annual Report on Form 10-K (in thousands):
Schedule II—Valuation and Qualifying Accounts

		Col. C—Additions
Column A Description	Col. B Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts- Describe		Col. D Deductions - Describe		Col. E Balance at End of Period
December 31, 2022
Provision for credit losses	$132	$48		$163	(1)	$(5)	(4)	$338
Valuation allowance for deferred tax assets	$19,456	$(684)	(2)	$(131)	(3)	$(1,992)	(2)	$16,649
December 31, 2021
Provision for credit losses	$155	$20		$—		$(43)	(4)	$132
Valuation allowance for deferred tax assets	$20,739	$(941)	(2)	$26	(3)	$(368)	(2)	$19,456
December 31, 2020
Provision for credit losses	$2,443	$28		$—		$(2,316)	(4)	$155
Valuation allowance for deferred tax assets	$22,229	$(275)	(2)	$—		$(1,215)	(2)(4)(5)	$20,739
(1)Amount reclassified from deferred revenue.
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
(5)The 2020 deductions include releases of the allowance for net operating losses utilized during that year and return to provision adjustments for prior years.
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

4.2
Indenture, dated February 3, 2023, by and between the Integer Holdings Corporation and Wilmington Trust, National Association as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 6, 2023).

4.3	Form of 2.125% Convertible Senior Note due 2028 (incorporated by reference to Exhibit 4.2 hereto).

10.1
Credit Agreement, dated as of September 2, 2021, among Integer Holdings Corporation, Greatbatch Ltd., Wells Fargo Bank, National Association, as administrative agent, and the other agents and lenders parties thereto. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 2, 2021).

10.2
First Amendment to Credit Agreement, dated as of January 30, 2023, among Integer Holdings Corporation, Greatbatch Ltd., Wells Fargo Bank, National Association, as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 30, 2023).

10.3
Second Amendment to Credit Agreement, dated as of February 15, 2023, among Integer Holdings Corporation, Greatbatch Ltd., Wells Fargo Bank, National Association, as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2023).

10.4
Incremental Term Loan Agreement, dated as of December 1, 2021, among Integer Holdings Corporation, Greatbatch Ltd., Wells Fargo Bank, National Association, as administrative agent, the Incremental Term A-1 Loan Lenders party thereto and the arrangers and agents party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 2, 2021).

10.5	Form of Base Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 6, 2023).

10.6	Form of Additional Capped Called Confirmation (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 6, 2023).
Form of Base Capped Call Confirmation
10.7#	Integer Holdings Corporation Retirement Savings Restoration Plan (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2020).

10.8#	Integer Holdings Corporation Director Compensation Policy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended October 2, 2020).

10.9#	2009 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 13, 2009 (File No. 001-16137)).

10.10#	2011 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 14, 2014).

10.11#	Greatbatch, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 18, 2016).

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

EXHIBIT NUMBER	DESCRIPTION

10.14#	First Amendment to Greatbatch, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 30, 2016).

10.15#
Amendment to Integer Holdings Corporation 2016 Stock Incentive Plan, Integer Holdings Corporation 2011 Stock Incentive Plan, Integer Holdings Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 28, 2018).

10.16#
Amendment to Integer Holdings Corporation 2016 Stock Incentive Plan and Integer Holdings Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2019).

10.17#	Integer Holdings Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2021).

10.18#	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended January 3, 2014).

10.19#	Form of Nonqualified Stock Option Award Letter (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017).

10.20#	Form of Restricted Stock Units Award Letter (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017).

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

10.27#	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the period ended March 29, 2019).

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

10.32#
Form of Financial Performance Restricted Stock Units Award Agreement for Joseph Dziedzic (for awards granted on or after January 1, 2020) (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2019).

EXHIBIT NUMBER	DESCRIPTION

10.33#
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

10.36#
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

10.38#
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

10.41#
Form of Performance-Based Restricted Stock Units Award Agreement for Joseph Dziedzic under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended July 2, 2021).

10.42#
Special Performance-Based Restricted Stock Unit Award Agreement for Joseph W. Dziedzic, dated March 11, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2022).

10.43#
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended July 2, 2021).

10.44#
Form of Change of Control Agreement between Integer Holdings Corporation and its executive officers (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 28, 2012).

10.45#
Employment Agreement, dated July 16, 2017, between Integer Holdings Corporation and Joseph W. Dziedzic (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2017).

10.46#
Employment Offer Letter, dated September 14, 2018, between Integer Holdings Corporation and Jason Garland (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 28, 2018).

10.47#
Employment Offer Letter, dated November 30, 2017, between Integer Holdings Corporation and Kirk Thor (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 28, 2019).

10.48#
Employment Offer Letter, dated February 6, 2018, between Integer Holdings Corporation and Payman Khales (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 3, 2020).

10.49#
Employment Offer Letter, dated April 16, 2019, between Integer Holdings Corporation and Carter Houghton (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 3, 2020).

10.50#	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2020).

EXHIBIT NUMBER	DESCRIPTION

21.1*	Subsidiaries of Integer Holdings Corporation

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XRBL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

* -	Filed herewith.
** -	Furnished herewith.
# -	Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGER HOLDINGS CORPORATION

Dated:	February 21, 2023	By	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic (Principal Executive Officer)
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Joseph W. Dziedzic	President, Chief Executive Officer and Director	February 21, 2023
Joseph W. Dziedzic	(Principal Executive Officer)
/s/ Jason K. Garland	Executive Vice President and Chief Financial Officer	February 21, 2023
Jason K. Garland	(Principal Financial Officer)
/s/ Tom P. Thomas	Vice President, Corporate Controller	February 21, 2023
Tom P. Thomas	(Principal Accounting Officer)
/s/ Pamela G. Bailey	Chair	February 21, 2023
Pamela G. Bailey
/s/ Sheila Antrum	Director	February 21, 2023
Sheila Antrum
/s/ Cheryl C. Capps	Director	February 21, 2023
Cheryl C. Capps
/s/ James F. Hinrichs	Director	February 21, 2023
James F. Hinrichs
/s/ Jean M. Hobby	Director	February 21, 2023
Jean M. Hobby
/s/ Tyrone Jeffers	Director	February 21, 2023
Tyrone Jeffers
/s/ M. Craig Maxwell	Director	February 21, 2023
M. Craig Maxwell
/s/ Filippo Passerini	Director	February 21, 2023
Filippo Passerini
/s/ Donald J. Spence	Director	February 21, 2023
Donald J. Spence
/s/ William B. Summers, Jr.	Director	February 21, 2023
William B. Summers, Jr.