Form 10-Q
period 2023-03-31
Integer Holdings Corp
filed 2023-04-27
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of April 21, 2023 was: 33,276,427 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended March 31, 2023

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$40,604	$24,272
Accounts receivable, net of provision for credit losses of $0.4 million and $0.3 million, respectively	250,513	224,325
Inventories	225,282	208,766
Refundable income taxes	2,056	2,003
Contract assets	80,929	71,927
Prepaid expenses and other current assets	29,605	27,005
Total current assets	628,989	558,298
Property, plant and equipment, net	330,995	317,243
Goodwill	986,906	982,192
Other intangible assets, net	811,460	819,889
Deferred income taxes	6,363	6,247
Operating lease assets	72,532	74,809
Financing lease assets	8,650	8,852
Other long-term assets	27,655	26,856
Total assets	$2,873,550	$2,794,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$18,188
Accounts payable	124,280	110,780
Income taxes payable	11,053	10,923
Operating lease liabilities	10,222	10,362
Accrued expenses and other current liabilities	69,920	73,499
Total current liabilities	225,475	223,752
Long-term debt	992,469	907,073
Deferred income taxes	153,028	160,671
Operating lease liabilities	61,975	64,049
Financing lease liabilities	7,809	8,006
Other long-term liabilities	14,858	13,379
Total liabilities	1,455,614	1,376,930
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,265,390 and 33,169,778 shares issued and outstanding, respectively	33	33
Additional paid-in capital	709,171	731,393
Retained earnings	693,766	680,701
Accumulated other comprehensive income	14,966	5,329
Total stockholders’ equity	1,417,936	1,417,456
Total liabilities and stockholders’ equity	$2,873,550	$2,794,386
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands except per share data)	March 31, 2023	April 1, 2022
Sales	$378,785	$310,912
Cost of sales	282,112	229,437
Gross profit	96,673	81,475
Operating expenses:
Selling, general and administrative	41,886	39,560
Research, development and engineering	19,092	16,083
Restructuring and other charges	1,529	3,335
Total operating expenses	62,507	58,978
Operating income	34,166	22,497
Interest expense	17,254	5,968
Loss on equity investments	155	2,404
Other loss, net	760	177
Income before taxes	15,997	13,948
Provision for income taxes	2,932	2,581
Net income	$13,065	$11,367

Earnings per share:
Basic	$0.39	$0.34
Diluted	$0.39	$0.34

Weighted average shares outstanding:
Basic	33,258	33,091
Diluted	33,575	33,302

Comprehensive Income
Net income	$13,065	$11,367
Other comprehensive income (loss):
Foreign currency translation gain (loss)	7,925	(7,887)
Change in fair value of cash flow hedges, net of tax	1,712	2,734
Other comprehensive income (loss), net of tax	9,637	(5,153)
Comprehensive income, net of tax	$22,702	$6,214
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2023	April 1, 2022
Cash flows from operating activities:
Net income	$13,065	$11,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,126	22,542
Debt related charges included in interest expense	5,149	481
Inventory step-up amortization	—	798
Stock-based compensation	6,102	4,995
Non-cash lease expense	2,741	2,539
Non-cash loss on equity investments	155	2,404
Contingent consideration fair value adjustment	(265)	—
Other non-cash (gains) losses	(1,417)	1,328
Deferred income taxes	(5)	(709)
Changes in operating assets and liabilities:
Accounts receivable	(24,206)	(15,998)
Inventories	(17,016)	(20,153)
Prepaid expenses and other assets	1,657	(458)
Contract assets	(8,819)	(1,754)
Accounts payable	12,877	14,997
Accrued expenses and other liabilities	(7,773)	(5,851)
Income taxes	(183)	1,633
Net cash provided by operating activities	6,188	18,161
Cash flows from investing activities:
Acquisition of property, plant and equipment	(24,694)	(10,863)
Proceeds from sale of property, plant and equipment	—	465
Net cash used in investing activities	(24,694)	(10,398)
Cash flows from financing activities:
Principal payments of term loans	(390,938)	(3,813)
Proceeds from issuance of convertible notes, net of discount	486,250	—
Proceeds from revolving credit facility	208,689	15,000
Payments of revolving credit facility	(232,500)	(10,000)
Purchase of capped calls	(35,000)	—
Payment of debt issuance costs	(1,055)	—
Proceeds from the exercise of stock options	555	—
Tax withholdings related to net share settlements of restricted stock unit awards	(2,610)	(1,556)
Contingent consideration payments	—	(493)
Principal payments on finance leases	(275)	(166)
Net cash provided by (used in) financing activities	33,116	(1,028)
Effect of foreign currency exchange rates on cash and cash equivalents	1,722	1,048
Net increase in cash and cash equivalents	16,332	7,783
Cash and cash equivalents, beginning of period	24,272	17,885
Cash and cash equivalents, end of period	$40,604	$25,668
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2023	April 1, 2022
Total stockholders’ equity, beginning balance	$1,417,456	$1,354,697

Common stock and additional paid-in capital
Balance, beginning of period	731,426	713,183
Stock awards exercised or vested	(2,074)	(1,556)
Stock-based compensation	6,102	4,995
Capped calls related to the issuance of convertible notes, net of tax	(26,250)	—
Balance, end of period	709,204	716,622
Retained earnings
Balance, beginning of period	680,701	614,324
Net income	13,065	11,367
Balance, end of period	693,766	625,691
Accumulated other comprehensive income
Balance, beginning of period	5,329	27,190
Other comprehensive income (loss)	9,637	(5,153)
Balance, end of period	14,966	22,037

Total stockholders’ equity, ending balance	$1,417,936	$1,364,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1.)    BASIS OF PRESENTATION
Integer Holdings Corporation (together with its consolidated subsidiaries, “Integer” or the “Company”) is a publicly-traded corporation listed on the New York Stock Exchange under the symbol “ITGR.” Integer is a medical device outsource manufacturer serving the cardiac rhythm management, neuromodulation, orthopedics, vascular, advanced surgical and portable medical markets. The Company provides innovative, high-quality medical technologies that enhance the lives of patients worldwide. In addition to medical technologies, the Company develops batteries for high-end niche applications in the energy, military, and environmental markets. The Company’s customers include large multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries.
The accompanying condensed consolidated financial statements are presented in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Company’s Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
The first quarters of 2023 and 2022 ended on March 31 and April 1, respectively, and consisted of 90 days and 91 days, respectively.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The Company evaluated all recent accounting pronouncements issued, including those that are currently effective, and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company. There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that are of significance, or potential significance, to the Company.

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
The total consideration transferred was $141.3 million, which includes an initial cash payment of $133.9 million ($129.3 million net of cash acquired) and $7.4 million in estimated fair value of contingent consideration. The contingent consideration represents the estimated fair value of the Company’s obligation, under the purchase agreement, to make additional payments of up to €10 million ($10.9 million at the exchange rate as of April 6, 2022) based on Aran’s achievement of 2022 revenue growth milestones. The earn-out period ended on December 31, 2022 and, in accordance with the terms of the share purchase agreement, full payment was made in April 2023. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon its estimated fair value at the date of the acquisition. There were no adjustments to the initial purchase price allocation. The following table summarizes the final fair values of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired
Current assets	$9,319
Property, plant and equipment	4,151
Goodwill	68,460
Definite-lived intangible assets	71,485
Operating lease assets	3,505
Other noncurrent assets	1,354
Current liabilities	(4,370)
Operating lease liabilities	(3,258)
Other noncurrent liabilities	(9,377)
Fair value of net assets acquired	$141,269
Pro Forma (unaudited) disclosures
The following table presents (in thousands) unaudited pro forma results of operations for the three months ended April 1, 2022 as if Aran had been included in the Company’s financial results as of the beginning of fiscal year 2021, through the date of acquisition. The pro forma results include the historical results of operations of the Company and Aran, as well as adjustments for additional amortization of the assets acquired, additional interest expense related to the financing of the transactions and other transactional adjustments. The pro forma results do not include efficiencies, cost reductions or synergies expected to result from the acquisition. These pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

Sales	$316,275
Net income	12,127
Acquisition costs
Direct costs of this acquisition were not material for the three months ended March 31, 2023. During the three months ended April 1, 2022, direct costs of this acquisition of $0.9 million were expensed as incurred and included in Restructuring and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$13,434	$3,688
Debt issuance costs incurred but not yet paid	1,125	—
Supplemental lease disclosures:
Assets acquired under operating leases	325	7,914
(4.)    INVENTORIES
Inventories comprise the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$101,762	$98,640
Work-in-process	110,701	98,188
Finished goods	12,819	11,938
Total	$225,282	$208,766

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2023 were as follows (in thousands):

	Medical	Non- Medical	Total
December 31, 2022	$965,192	$17,000	$982,192
Foreign currency translation	4,714	—	4,714
March 31, 2023	$969,906	$17,000	$986,906
Intangible Assets
Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2023
Definite-lived:
Purchased technology and patents	$285,143	$(183,340)	$101,803
Customer lists	830,354	(226,011)	604,343
Amortizing tradenames and other	21,030	(6,004)	15,026
Total amortizing intangible assets	$1,136,527	$(415,355)	$721,172
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2022
Definite-lived:
Purchased technology and patents	$283,929	$(178,844)	$105,085
Customer lists	825,634	(216,546)	609,088
Amortizing tradenames and other	21,028	(5,600)	15,428
Total amortizing intangible assets	$1,130,591	$(400,990)	$729,601
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Cost of sales	$3,977	$3,645
Selling, general and administrative expenses	8,947	7,959
Total intangible asset amortization expense	$12,924	$11,604
Estimated future intangible asset amortization expense based on the carrying value as of March 31, 2023 is as follows (in thousands):

	Remainder of 2023	2024	2025	2026	2027	After 2027
Amortization Expense	$39,507	$51,856	$51,069	$49,247	$46,283	$483,210

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6.)     DEBT
Long-term debt comprises the following (in thousands):

	March 31, 2023			December 31, 2022
	Principal Amount	UnamortizedDiscounts and Issuance Costs	Net Carrying Amount	Principal Amount	UnamortizedDiscounts and Issuance Costs	Net Carrying Amount
Senior Secured Credit Facilities:
Revolving credit facilities	$119,040	—	$119,040	$140,300	—	$140,300
Term loan A	400,000	(2,095)	397,905	455,313	$(2,172)	453,141
Term loan B	—	—	—	335,625	(3,805)	331,820
Convertible Senior Notes due 2028	500,000	(14,476)	485,524	—	—	—
Total	$1,019,040	$(16,571)	$1,002,469	$931,238	$(5,977)	$925,261
Current portion of long-term debt			(10,000)			(18,188)
Long-term debt			$992,469			$907,073
Senior Secured Credit Facilities
On September 2, 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), governing the Company’s senior secured credit facilities (the “Senior Secured Credit Facilities”). As of December 31, 2022, the Senior Secured Credit Facilities consisted of a five-year $400 million revolving credit facility (the “Revolving Credit Facility”), a five-year “term A” loan (the “TLA Facility”) and a seven-year “term B” loan (the “TLB Facility” and, together with the TLA Facility, the “Term Loan Facilities”). The TLB Facility was issued at a 0.50% discount.
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
On February 15, 2023, the Company entered into a second amendment (the “Second Amendment”) to the 2021 Credit Agreement to, among other things: (i) increase the maximum borrowing capacity under the Revolving Credit Facility by $100 million from $400 million to $500 million, (ii) extend the maturity date for both the Revolving Credit Facility and the TLA Facility to February 15, 2028, (iii) allow for borrowings by the Company under the Revolving Credit Facility denominated in Euros, subject to a sublimit equal to 50% of the maximum borrowing capacity under the Revolving Credit Facility, (iv) replace the LIBOR-based reference interest rate option with a forward-looking term rate based on the secured overnight financing rate (SOFR) for the applicable interest period plus an adjustment of 0.10% per annum (“Adjusted Term SOFR”), and (v) add carveouts to certain negative covenants included within the 2021 Credit Agreement to permit the expansion of capacity in Ireland by the Company and incur indebtedness related thereto.
The information provided below reflects the First Amendment and Second Amendment (collectively the “2023 Amendments”) described above. Details of our Long-term debt as of December 31, 2022 can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Revolving Credit Facility
The Revolving Credit Facility matures on February 15, 2028. As of March 31, 2023, the Company had available borrowing capacity on the Revolving Credit Facility of $377.5 million after giving effect to $119.0 million of outstanding borrowings and $3.5 million of outstanding standby letters of credit. Borrowings under the Revolving Credit Facility will bear interest at a rate of Adjusted Term SOFR, in relation to any loan in U.S. dollars, and EURIBOR, in relation to any loan in Euros, plus a margin based on the Company’s Secured Net Leverage Ratio (as defined in the Senior Secured Credit Facilities agreement). In addition, the Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.15% and 0.25%, depending on the Company’s Secured Net Leverage Ratio. As of March 31, 2023, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 4.76% and the commitment fee on the unused portion of the Revolving Credit Facility was 0.20%.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6.)     DEBT (Continued)
Term Loan Facilities
The TLA Facility matures on February 15, 2028, and requires quarterly installments. The quarterly principal installments under the TLA Facility increase over the term of the loan. The interest rate terms for the TLA Facility are the same as those above for the Revolving Credit Facility borrowings in U.S. dollars. As of March 31, 2023, the interest rate on the TLA Facility was 6.66%.
In February 2023, the Company used a portion of the proceeds from its notes offering (see 2028 Convertible Senior Notes and Related Capped Call Transactions) to settle in full principal and interest due under the TLB Facility.
Deferred Debt Issuance Costs and Discounts
The change in deferred debt issuance costs related to the Company’s Revolving Credit Facility is as follows (in thousands):

December 31, 2022	$2,387
Financing costs incurred	579
Write-off of deferred debt issuance costs	(260)
Amortization during the period	(130)
March 31, 2023	$2,576
The change in unamortized discount and deferred debt issuance costs related to the Term Loan Facilities is as follows (in thousands):

	Deferred Debt Issuance Costs	Unamortized Discount on TLB Facility	Total
December 31, 2022	$4,569	$1,408	$5,977
Financing costs incurred	418	—	418
Write-off of deferred debt issuance costs and unamortized discount	(2,742)	(1,391)	(4,133)
Amortization during the period	(150)	(17)	(167)
March 31, 2023	$2,095	$—	$2,095
Debt issuance costs are either deferred and amortized over the term of the associated debt or expensed as incurred. In connection with the 2023 Amendments, the Company incurred and capitalized an aggregate of $1.0 million of debt issuance costs.
In connection with the 2023 Amendments, for each separate debt instrument on a lender by lender basis, in accordance with ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt.
Based on this assessment, $3.8 million of unamortized deferred debt issuance costs related to the Revolving Credit Facility and TLA Facility were deemed to be related to the issuance of new debt, or the modification of existing debt, and therefore will continue to be deferred and amortized over the term of the associated debt. The remaining $0.6 million of unamortized deferred debt issuance costs related to the Revolving Credit Facility and TLA Facility were deemed to be related to the extinguishment of debt and were expensed and included in Interest expense during the three months ended March 31, 2023. Additionally, in connection with the full repayment of the TLB Facility, the Company incurred a $3.8 million loss on extinguishment of debt from the write-off of the remaining deferred debt issuance costs and original issue discount, which were expensed and included in Interest expense during the three months ended March 31, 2023.
Covenants
The Senior Secured Credit Facilities agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require that (i) the Company maintain a Total Net Leverage Ratio not to exceed 5.50:1.00 (stepping down to 5.00:1.00 for the third fiscal quarter of 2023 through maturity and subject to increase in certain circumstances following qualified acquisitions, but shall not exceed 5.50:1.00) and (ii) the Company maintain an interest coverage ratio of at least 2.50:1.00. As of March 31, 2023, the Company was in compliance with these financial covenants.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6.)     DEBT (Continued)
Contractual maturities under the Senior Secured Credit Facilities for the remainder of 2023 and through maturity, excluding any discounts or premiums, as of March 31, 2023 are as follows (in thousands):

	Remainder of 2023	2024	2025	2026	2027	After 2027
Future minimum principal payments	$7,500	$10,000	$17,500	$27,500	$30,000	$426,540
2028 Convertible Senior Notes and Related Capped Call Transactions
In February of 2023, the Company issued $500 million aggregate principal amount of Convertible Senior Notes due in 2028 (“2028 Notes”) in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $65 million principal amount of the 2028 Notes. The 2028 Notes mature on February 15, 2028 and bear interest at a fixed rate of 2.125% per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2023. The total net proceeds from the issuance of the 2028 Notes (which includes the additional proceeds from the purchasers’ option), after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $485 million.
Conversion and Redemption Terms of the 2028 Notes
Each $1,000 principal amount of the 2028 Notes is initially convertible into 11.4681 shares of the Company’s common stock (the “2028 Conversion Option”), which is equivalent to an initial conversion price of approximately $87.20 per share of common stock, subject to standard anti-dilutive adjustments and adjustments upon the occurrence of specified events. The initial conversion price represents a premium of approximately 32.5% to the $65.81 per share closing price of the Company’s common stock on January 31, 2023.
The 2028 Notes are convertible, in multiples of $1,000 principal amount, at the option of the holders prior to the close of business on the business day immediately preceding November 15, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the Indenture governing the 2028 Notes) per $1,000 principal amount of the 2028 Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the 2028 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2028 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
Upon conversion, the 2028 Notes will be settled in cash up to the aggregate principal amount of the 2028 Notes to be converted, and in cash, shares of the Company’s common stock or a combination thereof, at the Company’s option, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2028 Notes being converted. If the Company undergoes a fundamental change (as defined in the indenture governing the 2028 Notes), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2028 Notes, in principal amounts of $1,000 or a multiple thereof, at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their notes in connection with such corporate event or during the relevant redemption period.
As of March 31, 2023, the conditions allowing holders of the Convertible Notes to convert had not been met and, therefore, the Convertible Notes are classified as a long-term liability on the Condensed Consolidated Balance Sheets at March 31, 2023.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6.)     DEBT (Continued)
The Company may not redeem the 2028 Notes prior to February 20, 2026. The Company may redeem for cash all or any portion of the 2028 Notes, at its option, on or after February 20, 2026 and prior to February 15, 2028, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2028 Notes.
Seniority of the 2028 Notes
The 2028 Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2028 Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
Indenture
The Company issued the Notes pursuant to an indenture dated as of February 3, 2023 (the “Indenture”) by and between the Company and Wilmington Trust, National Association, as trustee. The Indenture provides for customary events of default, which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest; failure by the Company to comply with its conversion obligations upon exercise of a holder’s conversion right under the Indenture; breach of covenants or other agreements in the Indenture; defaults by the Company or any significant subsidiary (as defined in the Indenture) with respect to other indebtedness in excess of a threshold amount; failure by the Company or any significant subsidiary to pay final judgments in excess of a threshold amount; and the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to the Company or any significant subsidiary. Generally, if an event of default occurs and is continuing under the Indenture, either the Indenture trustee or the holders of at least 25% in aggregate principal amount of the 2028 Notes then outstanding may declare the principal amount plus accrued and unpaid interest on the Notes to be immediately due and payable.
Covenants
The 2028 Notes do not contain financial maintenance covenants.
Deferred Debt Issuance Costs and Discounts
The 2028 Notes are accounted for as a single liability measured at amortized cost. The discount and issuance costs related to the 2028 Notes are being amortized to interest expense over the contractual term of the 2028 Notes at an effective interest rate of 2.76%.
Fair Value of the 2028 Notes
The estimated fair value of the 2028 Notes was approximately $544 million as of March 31, 2023. The estimated fair value of the 2028 Notes was determined through consideration of quoted market prices. The fair value of the 2028 Notes are categorized in Level 2 of the fair value hierarchy.
Capped Call Transactions
In connection with the issuance of the 2028 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions. The Capped Calls are expected generally to reduce the potential dilution to the Company’s common stock in connection with any conversion of the 2028 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap based on strike price of written warrants. The initial upper strike price of the Capped Calls is $108.59 per share and is subject to certain adjustments under the terms of the Capped Calls. The Capped Calls cover, subject to anti-dilution adjustments, approximately 5.8 million shares of the Company’s common stock, the same number of shares initially underlying the 2028 Notes. For accounting purposes, the Capped Calls are separate transactions, and not integrated with the issuance of the 2028 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The 2028 Notes and the Capped Calls will be integrated for tax purposes. The accounting impact of this tax treatment results in the Capped Calls being deductible as original issue discount for tax purposes over the term of the 2028 Notes, which generates an $8.8 million deferred tax asset recognized through equity. The cost to the Company of the Capped Calls was $35 million which was recorded, net of tax, as a reduction to additional paid-in capital.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(7.)     STOCK-BASED COMPENSATION
The Company maintains certain stock-based compensation plans that were approved by the Company’s stockholders and are administered by the Board of Directors (the “Board”) or the Compensation and Organization Committee of the Board. The stock-based compensation plans provide for the granting of stock options, restricted stock awards, performance awards, time-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), stock appreciation rights and stock bonuses to employees, non-employee directors, consultants, and service providers.
Stock-based Compensation Expense
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
RSUs and PRSUs	$6,102	$4,995
Total stock-based compensation expense	$6,102	$4,995

Cost of sales	$1,107	$769
Selling, general and administrative	4,465	3,545
Research, development and engineering	469	325
Restructuring and other charges	61	356
Total stock-based compensation expense	$6,102	$4,995
Stock Options
The following table summarizes the Company’s stock option activity for the three month period ended March 31, 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2022	240,622	$38.51
Exercised	(35,784)	36.78
Outstanding and exercisable at March 31, 2023	204,838	$38.82	3.2	$7.9
Time-Based Restricted Stock Units
Most RSUs granted during the three months ended March 31, 2023 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. The grant-date fair value of all time-based RSUs is equal to the closing market price of Integer common stock on the date of grant.
The following table summarizes RSU activity for the three month period ended March 31, 2023:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	291,929	$77.58
Granted	178,857	74.21
Vested	(84,079)	79.34
Forfeited	(8,888)	78.07
Nonvested at March 31, 2023	377,819	$75.58

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(7.)     STOCK-BASED COMPENSATION (Continued)
Performance-Based Restricted Stock Units
For the Company’s PRSUs, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of financial and market-based performance conditions over three year performance periods. The financial performance conditions are based on the Company’s sales targets. The market-based performance conditions are based on the Company’s achievement of a relative total shareholder return performance requirement, on a percentile basis, compared to a defined group of peer companies, or contingent upon achieving specified stock price milestones over a five year performance period.
The following table summarizes PRSU activity for the three month period ended March 31, 2023:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	263,906	$90.29
Granted	104,285	74.25
Vested	(24,427)	107.26
Forfeited	(40,467)	86.39
Nonvested at March 31, 2023	303,297	$83.93
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

	Three Months Ended
	March 31, 2023	April 1, 2022
Weighted average fair value	$74.29	$97.58
Risk-free interest rate	3.79%	1.58%
Expected volatility	46%	42%
Expected life (in years)	3.0	3.9
Expected dividend yield	—%	—%
The valuation of the market-based PRSUs granted during 2023 and 2022 also reflects a weighted average illiquidity discount of 11.23% and 9.25%, respectively, related to the six-month period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.

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
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Restructuring charges	$1,064	$1,103
Acquisition and integration costs	382	1,936
Other general expenses	83	296
Total restructuring and other charges	$1,529	$3,335
Restructuring programs
The following table comprises restructuring and restructuring-related charges by income statement classification for the three month periods ended March 31, 2023 and April 1, 2022 (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Restructuring charges:
Restructuring and other charges	$1,064	$1,103
Restructuring-related expenses(a):
Cost of sales	177	155
Selling, general and administrative	241	318
Research, development and engineering	323	177
Total restructuring and restructuring-related charges	$1,805	$1,753
__________
(a) Restructuring-related expenses primarily include retention bonuses and consulting expenses.
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
2022 OE Initiatives - Costs related to the Company’s 2022 OE initiatives are primarily recorded within the Medical segment or unallocated operating expenses and mainly include termination benefits. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2022 OE initiatives of between approximately $5 million to $6 million, the majority of which are expected to be cash expenditures. As of March 31, 2023, total restructuring and restructuring-related charges incurred since inception were $4.1 million. These actions are expected to be substantially complete by the end of 2025.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(8.)     RESTRUCTURING AND OTHER CHARGES (Continued)
2021 OE Initiatives - Costs related to the Company’s 2021 OE initiatives are primarily recorded within the Medical segment or unallocated operating expenses and mainly include termination benefits. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2021 OE initiatives of approximately $5 million, the majority of which are expected to be cash expenditures. As of March 31, 2023, total restructuring and restructuring-related charges incurred since inception were $4.9 million. These actions were substantially complete by the end of 2022.
Strategic reorganization and alignment
The Company’s strategic reorganization and alignment (“SRA”) initiatives primarily include those that align resources with market conditions and the Company’s strategic direction in order to enhance the profitability of its portfolio of products.
Cost Reduction Initiatives - As of March 31, 2023, the Company incurred $1.5 million since inception in restructuring charges related to cost reduction actions taken in response to higher manufacturing and direct labor costs. These charges consisted of employee termination benefits. The Company expects to incur aggregate pre-tax cash charges of up to $2 million through completion in the second quarter of 2023.
2021 SRA Initiatives - During the fourth quarter of 2021, the Company initiated plans to exit certain markets served in its Medical segment to enhance profitability and reallocate manufacturing capacity needed to support the Company’s overall growth plans. The Company estimates that it will incur a range of pre-tax charges in connection with the 2021 SRA initiatives of approximately $7 million and $9 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s 2021 SRA Initiatives are primarily recorded within the Medical segment and mainly include termination benefits. As of March 31, 2023, total restructuring and restructuring-related charges incurred since inception were $4.7 million. These actions are expected to be completed by the end of 2025.
Manufacturing alignment to support growth
In 2022, the Company commenced initiatives designed to reduce costs and improve operating efficiencies by relocating certain manufacturing operations. The Company estimates that it will incur a range of pre-tax charges in connection with these initiatives of approximately $2 million and $3 million, the majority of which are expected to be cash expenditures. As of March 31, 2023, total restructuring and restructuring-related charges incurred since inception were $0.4 million. These actions are expected to be substantially complete by the end of 2024.
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence initiatives	Strategic reorganization and alignment	Total
December 31, 2022	$232	$2,134	$2,366
Charges incurred, net of reversals	498	566	1,064
Cash payments	(417)	(1,862)	(2,279)
March 31, 2023	$313	$838	$1,151
Acquisition and integration
Acquisition and integration costs primarily consist of professional fees and other costs related to business acquisitions. During the three months ended March 31, 2023 and April 1, 2022, acquisition and integration costs included expenses primarily related to the acquisitions of Oscor and Aran of $0.4 million and $1.9 million, respectively. Acquisition and integration costs for the three months ended March 31, 2023 and April 1, 2022, included a benefit of $0.3 million and expense of $0.1 million to adjust the fair value of acquisition-related contingent consideration liabilities. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
Other general expenses
During the three months ended March 31, 2023 and April 1, 2022, the Company recorded expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies.

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
The Company’s effective tax rate for the first quarter of 2023 was 18.3% on $16.0 million of income before taxes compared to 18.5% on $13.9 million of income before taxes for the same period in 2022. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the first quarter of 2023 and 2022 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the Foreign Derived Intangible Income (“FDII”) deduction, the availability of tax credits, and the recognition of certain discrete tax items. For the first quarter of 2023 and 2022 the Company recorded discrete tax expense of $0.1 million and $0.5 million, respectively. The discrete tax amounts for both periods predominately relate to excess tax benefits recognized upon vesting of RSUs during those quarters and/or tax shortfalls recorded for the forfeiture of certain PRSUs.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of March 31, 2023, the Company had unrecognized tax benefits of approximately $7.9 million, of which approximately $7.8 million would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized. As of March 31, 2023, the Company believes it is reasonably possible that a reduction of approximately $1.9 million of the balance of unrecognized tax benefits may occur within the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements.
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

December 31, 2022	$77
Additions to warranty reserve, net of reversals	7
March 31, 2023	$84

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(11.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2023	April 1, 2022
Numerator for basic and diluted EPS:
Net income	$13,065	$11,367

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	33,258	33,091
Dilutive effect of share-based awards	317	211
Weighted average shares outstanding - Diluted	33,575	33,302

Basic EPS	$0.39	$0.34
Diluted EPS	$0.39	$0.34
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
RSUs	3	3
PRSUs	133	166
The dilutive effect for the Company's 2028 Notes is calculated using the if-converted method. The Company is required, pursuant to the Indenture governing the 2028 Notes, to settle the principal amount of the 2028 Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the 2028 Notes are converted. Because the average closing price of the Company's common stock for the three months ended March 31, 2023, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $87.20, all associated shares were antidilutive.
In connection with the issuance of the 2028 Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions. The Capped Calls cover, subject to anti-dilution adjustments substantially similar to those in the 2028 Notes, approximately 5.8 million shares of the Company's common stock, the same number of shares initially underlying the 2028 Notes, at a strike price of approximately $108.59, subject to certain adjustments under the terms of the Capped Calls. The Capped Calls will expire upon the maturity of the 2028 Notes, subject to earlier exercise or termination. Exercise of the Capped Calls would reduce the number of shares of the Company's common stock outstanding, and therefore would be antidilutive.
See Note 6 “Debt” for additional information related to 2028 Notes and Capped Calls.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(12.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the three month periods ended March 31, 2023 and April 1, 2022:

	Three Months Ended
	March 31, 2023	April 1, 2022
Shares outstanding at beginning of period	33,169,778	33,063,336
Stock options exercised	25,376	—
Vesting of RSUs, net of shares withheld to cover taxes	70,236	38,831
Shares outstanding at end of period	33,265,390	33,102,167
Accumulated Other Comprehensive Income
Accumulated other comprehensive income comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 31, 2022	$(346)	$1,760	$4,150	$5,564	$(235)	$5,329
Unrealized gain on cash flow hedges	—	3,446	—	3,446	(723)	2,723
Realized gain on foreign currency hedges	—	(692)	—	(692)	145	(547)
Realized gain on interest rate swap hedge	—	(587)	—	(587)	123	(464)
Foreign currency translation gain	—	—	7,925	7,925	—	7,925
March 31, 2023	$(346)	$3,927	$12,075	$15,656	$(690)	$14,966

December 31, 2021	$(890)	$(2,291)	$29,720	$26,539	$651	$27,190
Unrealized gain on cash flow hedges	—	2,856	—	2,856	(600)	2,256
Realized gain on foreign currency hedges	—	(162)	—	(162)	34	(128)
Realized loss on interest rate swap hedge	—	767	—	767	(161)	606
Foreign currency translation loss	—	—	(7,887)	(7,887)	—	(7,887)
April 1, 2022	$(890)	$1,170	$21,833	$22,113	$(76)	$22,037

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Assets: Interest rate swap	$669	$—	$669	$—
Assets: Foreign currency hedging contracts	3,258	—	3,258	—
Liabilities: Contingent consideration	11,732	—	—	11,732

December 31, 2022
Assets: Interest rate swap	$1,262	$—	$1,262	$—
Assets: Foreign currency hedging contracts	521	—	521	—
Liabilities: Foreign currency hedging contracts	23		23
Liabilities: Contingent consideration	11,756	—	—	11,756
Derivatives Designated as Hedging Instruments
Interest Rate Swaps
The Company periodically enters into interest rate swap agreements in order to reduce the cash flow risk caused by interest rate changes on its outstanding floating rate borrowings. Under these swap agreements, the Company pays a fixed rate of interest and receives a floating rate equal to one-month LIBOR. The variable rate received from the swap agreements and the variable rate paid on the outstanding debt will have approximately the same rate of interest, excluding the credit spread, and will reset and pay interest on the same date. The Company has designated these swap agreements as cash flow hedges based on concluding the hedged forecasted transaction is probable of occurring within the period the cash flow hedge is anticipated to affect earnings.
Information regarding the Company’s outstanding interest rate swap as of March 31, 2023 is as follows (dollars in thousands):

Notional Amount	Maturity Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$100,000	Jun 2023	2.1785%	4.8306%	$669	Prepaid expenses and other current assets
Information regarding the Company’s outstanding interest rate swap as of December 31, 2022 is as follows (dollars in thousands):

Notional Amount	Maturity Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$100,000	Jun 2023	2.1785%	4.3869%	$1,262	Prepaid expenses and other current assets

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
Under master agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, it has the right of set-off and is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. The Company has derivative assets and liabilities associated with Euro denominated foreign currency forward contracts with the same counterparty of $289 thousand and $112 thousand, respectively. The net asset of $177 thousand is presented in Prepaid expenses and other current assets.
Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of March 31, 2023 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$27,653	Dec 2023	0.0485	MXN Peso	$3,081	Prepaid expenses and other current assets
41,051	Sep 2023	1.0860	Euro	177	Prepaid expenses and other current assets
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
The following tables present the effect of cash flow hedge derivative instruments on other comprehensive income (loss) (“OCI”), AOCI and the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2023 and April 1, 2022 (in thousands):

	Three Months Ended
	March 31, 2023		April 1, 2022
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$378,785	$(51)	$310,912	$(54)
Cost of sales	282,112	708	229,437	192
Operating expenses	62,507	35	58,978	24
Interest expense	17,254	587	5,968	(767)

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income	Three Months Ended
	March 31, 2023	April 1, 2022		March 31, 2023	April 1, 2022
Interest rate swap	$(6)	$1,824	Interest expense	$587	$(767)
Foreign exchange contracts	149	(514)	Sales	(51)	(54)
Foreign exchange contracts	3,275	1,269	Cost of sales	708	192
Foreign exchange contracts	28	277	Operating expenses	35	24

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The Company expects to reclassify net gains totaling $3.9 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Net Investment Hedges
The Company has foreign-denominated long-term debt balances that qualify as net investment hedges. Changes in the value of these net investment hedges due to foreign currency gains or losses are deferred as foreign currency translation adjustments in Other comprehensive income (loss) on the Condensed Consolidated Statements of Operations and Comprehensive Income, and will remain in Accumulated other comprehensive income (loss) until the hedged investment is sold or substantially liquidated. We evaluate the effectiveness of the net investment hedges each quarter.
As of March 31, 2023, the Company had a €100 million borrowing on the Revolving Credit Facility that was designated as a net investment hedge on a portion of the Company’s net investments in certain of its entities with functional currencies denominated in the Euro.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At March 31, 2023 and December 31, 2022, the Company had total gross notional amounts of $17.0 million and $12.0 million, respectively, of foreign currency contracts outstanding that were not designated as hedges. The fair value of derivatives not designated as hedges was not material for any period presented. The Company recorded a net gain on foreign currency contracts not designated as hedging instruments of $0.1 million and $0.3 million, for the three months ended March 31, 2023 and April 1, 2022, respectively, which are included in Other loss, net. Each of the foreign currency contracts not designated as hedging instruments will have approximately offsetting effects from the underlying intercompany loans subject to foreign exchange remeasurement.
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and April 1, 2022 (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Fair value measurement at beginning of period	$11,756	$2,415
Fair value measurement adjustment	(265)	54
Payments	—	(493)
Foreign currency translation	241	—
Fair value measurement at end of period	$11,732	$1,976
On April 6, 2022, the Company acquired Aran. See Note 2 “Business Acquisitions” for additional information about the Aran acquisition and related contingent consideration. On February 19, 2020, the Company acquired certain assets and liabilities of InoMec Ltd. (“InoMec”), a privately-held company based in Israel that specializes in the research, development and manufacturing of medical devices, including minimally invasive tools, delivery systems, tubing and catheters, surgery tools, drug-device combination, laser combined devices, and tooling and production. On October 7, 2019, the Company acquired certain assets and liabilities of US BioDesign, LLC (“USB”), a privately-held developer and manufacturer of complex braided biomedical structures for disposable and implantable medical devices. The contingent consideration at March 31, 2023 is the estimated fair value of the Company’s obligations, under the asset purchase agreements for Aran, InoMec and USB, to make additional payments if certain revenue goals are met.
As of March 31, 2023 and December 31, 2022, the Company assessed the probability of meeting the required revenue threshold as unlikely and determined the fair value of the contingent consideration liability relating to the acquisition of USB was zero. During the three months ended April 1, 2022, the Company made a $0.5 million payment associated with the USB acquisition, resulting from achievement of revenue-based goals for the period from January 1, 2021 to December 31, 2021.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
As of March 31, 2023 and December 31, 2022, the fair value of the contingent consideration liability relating to the acquisition of InoMec was $0.8 million and $1.1 million, respectively. The fair value of the contingent consideration liability relating to the acquisition of InoMec was calculated using projected revenue for the remaining earnout period and discounted using a discount rate of 12.3%. The remaining maximum potential undiscounted payout for the contingent consideration liability relating to the acquisition of InoMec is $1.1 million, with projected payments in 2023 and 2024.
As of March 31, 2023 and December 31, 2022, the fair value of the contingent consideration liability relating to the acquisition of Aran was $10.7 million and $10.9 million, respectively. The Company determined that Aran achieved the maximum revenue threshold for the year ended December 31, 2022. The contingent consideration related to Aran was paid in full in April 2023.
As of March 31, 2023 and December 31, 2022, the current portion of contingent consideration liabilities included in Accrued expenses and other current liabilities was $11.2 million and the non-current portion included in Other long-term liabilities on the Condensed Consolidated Balance Sheets was $0.6 million.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items.
Borrowings under the Company’s Revolving Credit Facility and TLA Facility accrue interest at a floating rate tied to a standard short-term borrowing index, selected at the Company’s option, plus an applicable margin. The carrying amount of this floating rate debt approximates fair value based upon the respective interest rates adjusting with market rate adjustments.
Equity Investments
The Company holds long-term, strategic investments in companies to promote business and strategic objectives. These investments are included in Other long-term assets on the Condensed Consolidated Balance Sheets.
Equity investments comprise the following (in thousands):

	March 31, 2023	December 31, 2022
Equity method investment	$8,097	$8,252
Non-marketable equity securities	5,637	5,637
Total equity investments	$13,734	$13,889
The components of Loss on equity investments for each period were as follows (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Equity method investment loss	$155	$2,404
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of March 31, 2023, the Company owned 7.5% of this fund.

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
The following table presents sales by product line (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Segment sales by product line:
Medical
Cardio & Vascular	$191,203	$159,037
Cardiac Rhythm Management & Neuromodulation	145,139	123,324
Advanced Surgical, Orthopedics & Portable Medical	27,924	19,666
Total Medical	364,266	302,027
Non-Medical	14,519	8,885
Total sales	$378,785	$310,912
The following table presents income for the Company’s reportable segments (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Segment income:
Medical	$54,806	$44,148
Non-Medical	4,026	665
Total segment income	58,832	44,813
Unallocated operating expenses	(24,666)	(22,316)
Operating income	34,166	22,497
Unallocated expenses, net	(18,169)	(8,549)
Income before taxes	$15,997	$13,948

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
Revenue recognized from products and services transferred to customers over time represented 28% for the three months ended March 31, 2023, compared to 31% for the three months ended April 1, 2022. Substantially all of the revenue recognized from products and services transferred to customers over time during the periods presented was within the Medical segment.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended
	March 31, 2023		April 1, 2022
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	18%	*	18%	*
Customer B	16%	*	18%	*
Customer C	14%	*	14%	*
Customer D	*	22%	*	33%
All other customers	52%	78%	50%	67%
__________
* Less than 10% of segment’s total revenues for the period.

The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped.

	Three Months Ended
	March 31, 2023		April 1, 2022
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	55%	60%	54%	63%
United Kingdom	*	*	*	10%
All other countries	45%	40%	46%	27%
__________
* Less than 10% of segment’s total revenues for the period.

Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	March 31, 2023	December 31, 2022
Contract assets	$80,929	$71,927
Contract liabilities	6,366	5,616
During the three months ended March 31, 2023, the Company recognized $1.3 million of revenue that was included in the contract liability balance as of December 31, 2022. During the three months ended April 1, 2022, the Company recognized $0.9 million of revenue that was included in the contract liability balance as of December 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q should be read in conjunction with the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition, please read this section in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.
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
The first quarters of 2023 and 2022 ended on March 31 and April 1, respectively, and consisted of 90 days and 91 days, respectively.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Overview
Net income for the first quarter of 2023 was $13.1 million, or $0.39 per diluted share, compared to $11.4 million, or $0.34 per diluted share, for the first quarter of 2022. These variances are primarily the result of the following:
•Sales for the first quarter of 2023 increased $67.9 million when compared to the same period in 2022 primarily from the continued product demand recovery from the impacts of the COVID-19 pandemic.
•Gross profit for the first quarter of 2023 increased $15.2 million, primarily from higher sales volume, partially offset by incremental labor and supply chain costs.
•Operating expenses for the first quarter of 2023 increased $3.5 million when compared to the same period in 2022, primarily due to higher SG&A and RD&E costs, partially offset by lower acquisition and integration costs. Operating expenses as a percentage of sales improved to 16.5% for the first quarter of 2023 compared to 19.0% or the first quarter of 2022.
•Interest expense for the first quarter of 2023 increased $11.3 million compared to the same period in 2022, due to increased interest rates, higher average debt outstanding and $4.4 million of losses from extinguishment of debt.
•During the first quarters of 2023 and 2022, we recognized losses on equity investments of $0.2 million and $2.4 million, respectively. Gains and losses on equity investments are generally unpredictable in nature.
•Other loss, net for the first quarter of 2023 was $0.8 million compared to $0.2 million for the first quarter of 2022, primarily due to fluctuations in foreign currency gains and losses in the respective periods.
•We recorded provisions for income taxes for the first quarters of 2023 and 2022 of $2.9 million and $2.6 million, respectively. The change in income tax expense was primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	March 31,	April 1,	Change
	2023	2022	$	%
Medical Sales:
Cardio & Vascular	191,203	$159,037	$32,166	20.2%
Cardiac Rhythm Management & Neuromodulation	145,139	123,324	21,815	17.7%
Advanced Surgical, Orthopedics & Portable Medical	27,924	19,666	8,258	42.0%
Total Medical Sales	364,266	302,027	62,239	20.6%
Non-Medical	14,519	8,885	5,634	63.4%
Total sales	378,785	310,912	67,873	21.8%
Cost of sales	282,112	229,437	52,675	23.0%
Gross profit	96,673	81,475	15,198	18.7%
Gross profit as a % of sales	25.5%	26.2%
Operating expenses:
Selling, general and administrative (“SG&A”)	41,886	39,560	2,326	5.9%
SG&A as a % of sales	11.1%	12.7%
Research, development and engineering (“RD&E”)	19,092	16,083	3,009	18.7%
RD&E as a % of sales	5.0%	5.2%
Restructuring and other charges	1,529	3,335	(1,806)	(54.2)%
Total operating expenses	62,507	58,978	3,529	6.0%
Operating income	34,166	22,497	11,669	51.9%
Operating expense as a % of sales	16.5%	19.0%
Operating income as a % of sales	9.0%	7.2%
Interest expense	17,254	5,968	11,286	189.1%
Loss on equity investments	155	2,404	(2,249)	(93.6)%
Other loss, net	760	177	583	NM
Income before taxes	15,997	13,948	2,049	14.7%
Provision for income taxes	2,932	2,581	351	13.6%
Effective tax rate	18.3%	18.5%
Net income	$13,065	$11,367	$1,698	14.9%
Net income as a % of sales	3.4%	3.7%
Diluted earnings per share	$0.39	$0.34	$0.05	14.7%
__________
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales
For the first quarter of 2023, Cardio & Vascular (“C&V”) sales increased $32.2 million, or 20%, versus the comparable 2022 period. The increase in C&V sales was driven by strong demand across all markets and key products, such as guidewires, new product ramps in electrophysiology, as well as strong performance from the Oscor and Aran acquisitions. Foreign currency exchange rate fluctuations decreased C&V sales for the first quarter of 2023 by $0.7 million in comparison to the 2022 period, primarily due to U.S. dollar fluctuations relative to the Euro.
For the first quarter of 2023, Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales increased $21.8 million, or 18%, versus the comparable 2022 period, driven by strong demand, including double-digit growth from emerging customers with PMA (premarket approval) products. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales during the first quarter of 2023 in comparison to 2022.
Advanced Surgical, Orthopedic & Portable Medical (“AS&O”) sales for the first quarter of 2023 increased $8.3 million, or 42%, versus the comparable 2022 period, primarily due to increased price and demand as a result of the execution of the multi-year Portable Medical exit announced in 2022, partially offset by a single-digit decline in Advanced Surgical and Orthopedics. Foreign currency exchange rate fluctuations did not have a material impact on AS&O sales during the first quarter of 2023 in comparison to 2022.
For the first quarter of 2023, Non-Medical sales increased $5.6 million, or 63%, versus the comparable 2022 period, driven by strong demand across all market segments and continued supplier delivery recovery. Foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the first quarter of 2023 in comparison to 2022.
Gross Profit

	Three Months Ended
	March 31, 2023	April 1, 2022
Gross profit (in thousands)	$96,673	$81,475
Gross margin	25.5%	26.2%
Gross margin for the first quarter of 2023 decreased 70 basis points compared to the comparable 2022 period, primarily driven by incremental labor and supply chain costs related to manufacturing efficiency headwinds from supply chain volatility.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022	Change
Compensation and benefits	$21,589	$21,846	$(257)
Amortization expense(a)	9,137	8,027	1,110
Professional fees(b)	3,471	3,173	298
Contract services(c)	2,832	2,251	581
All other SG&A(d)	4,857	4,263	594
Net increase in SG&A expenses	$41,886	$39,560	$2,326
__________
(a)Amortization expense increased during the first quarter of 2023 compared to the same period of 2022 due to amortization of intangible assets from the Aran acquisition, which was acquired in the second quarter of 2022.
(b)Professional fees increased during the first quarter of 2023 primarily due to inclusion of the operations of Aran.
(c)Contract services expense increased during the first quarter of 2023 compared to the same period of 2022 primarily due to higher software costs from information technology enhancements.
(d)The net increase in all other SG&A for the first quarter of 2023 compared to the same period of 2022 is primarily attributable to higher supplies and travel costs partially offset by lower depreciation and insurance.
RD&E
RD&E expense for the first quarter of 2023 was $19.1 million, compared to $16.1 million for the first quarter of 2022. The increase in RD&E expenses for 2023 compared to 2022 was primarily due to investments made to support long-term revenue growth, the timing of program milestone achievements for customer funded programs, and incremental expense due to the Aran Acquisition. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

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
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Restructuring charges(a)	$1,064	$1,103
Acquisition and integration costs(b)	382	1,936
Other general expenses(c)	83	296
Total restructuring and other charges	$1,529	$3,335
__________
(a)Restructuring charges for the first three months of 2023 and 2022 primarily consist of termination benefits associated with our operational excellence and strategic reorganization and alignment initiatives.
(b)Amounts include expenses related to the purchase of certain assets and liabilities from business acquisitions. Acquisition and integration costs for the three months ended March 31, 2023 and April 1, 2022 include a benefit of $0.3 million and expense of $0.1 million, respectively, to adjust the fair value of acquisition-related contingent consideration liabilities. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration. Amounts for 2022 primarily include expenses related to the Aran and Oscor acquisitions.
(c)Amounts include expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies.
Refer to Note 8 “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense is as follows (dollars in thousands):

	Three Months Ended
	March 31, 2023		April 1, 2022		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$12,562	5.06%	$4,647	2.21%	$7,915	285
(Gain) loss on interest rate swap	(587)	(0.24)	768	0.37	(1,355)	(61)
Amortization of deferred debt issuance costs and original issue discount	756	0.38	481	0.25	275	13
Losses from extinguishment of debt	4,393	1.79	—	—	4,393	179
Interest expense on borrowings	17,124	6.99%	5,896	2.83%	11,228	416
Other interest expense	130		72		58
Total interest expense	$17,254		$5,968		$11,286
During 2023, contractual interest expense has increased due to higher average debt outstanding combined with increasing applicable interest rates. The higher average debt balance outstanding is the result of borrowings to fund the Aran acquisition, while interest rates have continued to climb due to increases in overall market rates.
Other components of interest expense on borrowings include gains and losses on interest rate swaps and non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Interest rate swap includes realized (gains) losses on our interest rate swap contract which fluctuate depending on the spread between the rate swap contract fixed rate and senior secured credit facility floating rate. Compared to the same periods in 2022, amortization of deferred debt issuance costs and original issue discount increased as a result of higher unamortized balances related to new debt. The losses from extinguishment of debt during the first three months of 2023 were related to prepayments of portions of the Term Loan A facility and full repayment of our Term Loan B facility in connection with the issuance of the convertible notes. We had no losses from extinguishment of debt during the first three months of 2022.
As of March 31, 2023 and December 31, 2022, approximately 59% and 11%, respectively, of our principal amount of debt are fixed rate borrowings or have been converted to fixed-rate borrowings with an interest rate swap.  During February 2023, we strategically replaced about half of our variable rate debt with fixed rate debt through the issuance of the 2028 Notes at a fixed rate of 2.125% and paying down our highest rate variable debt, the Term Loan B facility, and a portion of our Revolving Credit Facility. These transactions are expected to reduce borrowing costs and result in a more balanced mix of fixed and floating rates to help protect against interest rate exposure. We may enter into interest rate swap agreements in order to reduce our exposure to fluctuations in floating rates. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our interest rate swap agreement.
See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
Loss on Equity Investments
During the first quarters of 2023 and 2022, we recognized losses on equity investments of $0.2 million and $2.4 million, respectively. The amounts for both 2023 and 2022 relate to our share of equity method investee losses including unrealized depreciation of the underlying interests of the investee. As of March 31, 2023 and December 31, 2022, the carrying value of our equity investments was $13.7 million and $13.9 million, respectively. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other Loss, Net
Other loss, net for the first quarter of 2023 was $0.8 million compared to $0.2 million for the first quarter of 2022. Other loss, net primarily includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits, Dominican peso, or Israeli shekel.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
The impact of exchange rates on transactions denominated in foreign currencies included in Other loss, net for the first quarters of 2023 and 2022 were net losses of $0.8 million and $0.1 million, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
We recognized income tax expense of $2.9 million for the first quarter of 2023 on $16.0 million of income before taxes (effective tax rate of 18.3%), compared to an income tax expense of $2.6 million on $13.9 million of income before taxes (effective tax rate of 18.5%) for the same period of 2022. Income tax expense for the first quarters of 2023 and 2022 included discrete tax expense of $0.1 million and $0.5 million, respectively.
Our effective tax rate for 2023 differs from the U.S. federal statutory tax rate of 21% due principally to the estimated impact of Federal Tax Credits (including R&D credits and Foreign tax credits), stock-based compensation windfalls or shortfalls, and the impact of earnings realized in foreign jurisdictions with statutory rates that are different than the U.S. federal statutory rate. These benefits are partially offset by the impact of U.S taxes on foreign earnings, including the GILTI provision which requires us to include foreign subsidiary earnings in excess of a deemed return on a foreign subsidiary’s tangible assets in our U.S. income tax return. The U.S. tax on foreign earnings is reflected net of a statutory deduction of 50% of the GILTI inclusion (subject to limitations based on U.S. taxable income, if any) and net of FDII that provides a 37.5% deduction to domestic companies for certain foreign sales and services income. The primary foreign jurisdictions in which we operate and the statutory tax rate for each respective jurisdiction include Switzerland (22%), Mexico (30%), Uruguay (25%), Ireland (12.5%) and Malaysia (24%). We currently have a tax holiday in Malaysia through April 2023, provided certain conditions continue to be met. In addition, we acquired manufacturing operations in the Dominican Republic as part of the acquisition of Oscor, and are operating under a free trade zone agreement in the Dominican Republic through March 2034.
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
Liquidity and Capital Resources
Sources of Liquidity

(dollars in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$40,604	$24,272
Working capital	$403,514	$334,546
Current ratio	2.79	2.50
Cash and cash equivalents at March 31, 2023 increased by $16.3 million from December 31, 2022, primarily as a result of cash generated by operating activities and proceeds from net borrowings on long-term debt, partially offset by purchases of property, plant and equipment.
Working capital increased by $69.0 million from December 31, 2022, primarily from positive working capital fluctuations in cash, accounts receivable and inventory, which were partially offset by increases in accounts payable. During the first three months of 2022, accounts receivable increased mainly from an increase in sales volume and timing of customer receipts while inventory increased to support higher product demand, sales volume and material stock levels to protect availability of critical components. Accounts payable increased mainly from higher sequential inventory purchases and the timing of supplier payments.
At March 31, 2023, $24.8 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
As of March 31, 2023, our capital structure consisted of $1,002.5 million of debt, net of deferred debt issuance costs and unamortized discounts and 33 million shares of common stock outstanding. As of March 31, 2023, we had access to $377.5 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit, and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of March 31, 2023, our contractual debt service obligations for the remainder of 2023, consisting of principal and interest on our outstanding debt, were estimated to be approximately $40 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. If our future financing needs increase, we may need to arrange additional debt or equity financing. We continually evaluate and consider various financing alternatives to enhance or supplement our existing financial resources. However, we cannot be assured that we will be able to enter into any such arrangements on acceptable terms or at all.
Credit Facilities and Convertible Notes
As of March 31, 2023, we had Senior Secured Credit Facilities that consist of a $500 million Revolving Credit Facility, with an outstanding principal balance of $119 million, and a TLA Facility with an outstanding principal balance of $400 million. The Revolving Credit Facility and TLA Facility mature on February 15, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.
During the first quarter of 2023, we issued $500 million aggregate principal amount of notes. The 2028 Notes mature on February 15, 2028 and bear interest at a fixed rate of 2.125% per annum. The total net proceeds from the issuance of the 2028 Notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $485 million. We used the net proceeds from the issuance of the 2028 Notes to settle in full principal and interest due of $336.1 million under the TLB Facility, pay down principal and interest due of $113.9 million under the Revolving Credit Facility, to pay related fees and expenses, and to pay the cost of the capped calls related to the issuance of our 2028 Notes.
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a Total Net Leverage Ratio not to exceed 5.50:1.00 (stepping down to 5.00:1.00 for the third fiscal quarter of 2023 through maturity and subject to increase in certain circumstances following certain qualified acquisitions) and (ii) an interest coverage ratio of at least 2.50:1.00. As of March 31, 2023, we were in compliance with these financial covenants. As of March 31, 2023, our Total Net Leverage Ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 3.1 to 1.0. For the twelve month period ended March 31, 2023, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 7.7 to 1.0.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Summary of Cash Flow

	Three Months Ended
(in thousands)	March 31, 2023	April 1, 2022
Cash provided by (used in):
Operating activities	$6,188	$18,161
Investing activities	(24,694)	(10,398)
Financing activities	33,116	(1,028)
Effect of foreign currency exchange rates on cash and cash equivalents	1,722	1,048
Net change in cash and cash equivalents	$16,332	$7,783
Operating Activities – During the first three months of 2023, we generated cash from operations of $6.2 million, compared to $18.2 million for the first three months of 2022. The decrease of $12.0 million was the result of a $15.9 million decrease in cash flow provided by changes in operating assets and liabilities, partially offset by a $3.9 million increase in net income adjusted for non-cash items such as depreciation and amortization.
The increase in net income adjusted for non-cash items such as depreciation and amortization is primarily from higher sales volume partially offset by higher interest expense. The decrease associated with changes in operating assets and liabilities is primarily related to higher accounts receivable and contract asset growth in the current period partially offset by less inventory growth.
Investing Activities – The $14.3 million increase in net cash used in investing activities was primarily attributable to increased purchases of property, plant and equipment of $24.7 million in the first three months of 2023, compared to $10.9 million in the same period last year.
Financing Activities – Net cash provided by financing activities for the first three months of 2023, was $33.1 million compared to $1.0 million used in financing activities for the first three months of 2022. The cash provided by financing activities for the first three months of 2023 was primarily related to the issuance of our 2028 Notes of $486.3 million, which was partially offset by $335.6 million in full repayment of our term loan B facility, $55.3 million in repayments of our term loan A facility, $23.8 million of net payments on our Revolving Credit Facility and $35.0 million of capped call purchases related to the issuance of our 2028 Notes.
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
There have been no significant changes to the critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of March 31, 2023. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of March 31, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended March 31, 2023, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 1A.RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

Dated:	April 27, 2023	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jason K. Garland
Jason K. Garland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)