Form 10-Q
period 2023-06-30
Integer Holdings Corp
filed 2023-07-27
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of July 21, 2023 was: 33,308,080 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended June 30, 2023

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$38,615	$24,272
Accounts receivable, net of provision for credit losses of $0.4 million and $0.3 million, respectively	236,526	224,325
Inventories	228,931	208,766
Refundable income taxes	3,030	2,003
Contract assets	80,010	71,927
Prepaid expenses and other current assets	28,816	27,005
Total current assets	615,928	558,298
Property, plant and equipment, net	348,895	317,243
Goodwill	985,982	982,192
Other intangible assets, net	797,594	819,889
Deferred income taxes	6,447	6,247
Operating lease assets	70,281	74,809
Financing lease assets	8,537	8,852
Other long-term assets	27,680	26,856
Total assets	$2,861,344	$2,794,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$18,188
Accounts payable	107,507	110,780
Income taxes payable	3,036	10,923
Operating lease liabilities	10,075	10,362
Accrued expenses and other current liabilities	74,214	73,499
Total current liabilities	199,832	223,752
Long-term debt	980,398	907,073
Deferred income taxes	152,926	160,671
Operating lease liabilities	59,988	64,049
Financing lease liabilities	7,677	8,006
Other long-term liabilities	14,868	13,379
Total liabilities	1,415,689	1,376,930
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,308,080 and 33,169,778 shares issued and outstanding, respectively	33	33
Additional paid-in capital	715,715	731,393
Retained earnings	717,737	680,701
Accumulated other comprehensive income	12,170	5,329
Total stockholders’ equity	1,445,655	1,417,456
Total liabilities and stockholders’ equity	$2,861,344	$2,794,386
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands except per share data)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$400,044	$350,081	$778,829	$660,993
Cost of sales	294,240	257,184	576,352	486,621
Gross profit	105,804	92,897	202,477	174,372
Operating expenses:
Selling, general and administrative	45,827	41,786	87,713	81,346
Research, development and engineering	16,883	14,871	35,975	30,954
Restructuring and other charges	1,518	3,533	3,047	6,868
Total operating expenses	64,228	60,190	126,735	119,168
Operating income	41,576	32,707	75,742	55,204
Interest expense	11,459	7,773	28,713	13,741
(Gain) loss on equity investments	(134)	320	21	2,724
Other loss, net	359	191	1,119	368
Income before taxes	29,892	24,423	45,889	38,371
Provision for income taxes	5,921	3,587	8,853	6,168
Net income	$23,971	$20,836	$37,036	$32,203

Earnings per share:
Basic	$0.72	$0.63	$1.11	$0.97
Diluted	$0.71	$0.62	$1.10	$0.97

Weighted average shares outstanding:
Basic	33,312	33,111	33,285	33,101
Diluted	33,686	33,350	33,631	33,326

Comprehensive Income (Loss)
Net income	$23,971	$20,836	$37,036	$32,203
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(2,901)	(27,274)	5,024	(35,161)
Change in fair value of cash flow hedges, net of tax	105	(47)	1,817	2,687
Other comprehensive income (loss), net of tax	(2,796)	(27,321)	6,841	(32,474)
Comprehensive income (loss), net of tax	$21,175	$(6,485)	$43,877	$(271)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2023	July 1, 2022
Cash flows from operating activities:
Net income	$37,036	$32,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,569	45,753
Debt related charges included in interest expense	6,118	962
Inventory step-up amortization	—	798
Stock-based compensation	11,603	10,951
Non-cash lease expense	5,473	5,344
Non-cash loss on equity investments	21	2,724
Contingent consideration fair value adjustment	(265)	—
Other non-cash (gains) losses	(1,437)	7,510
Deferred income taxes	(4)	(969)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(9,742)	(37,642)
Inventories	(21,646)	(41,471)
Prepaid expenses and other assets	1,308	(783)
Contract assets	(7,983)	(6,189)
Accounts payable	797	25,554
Accrued expenses and other liabilities	1,781	(7,295)
Income taxes	(9,296)	(439)
Net cash provided by operating activities	62,333	37,011
Cash flows from investing activities:
Acquisition of property, plant and equipment	(57,416)	(22,610)
Proceeds from sale of property, plant and equipment	50	587
Acquisitions, net of cash acquired	—	(126,636)
Net cash used in investing activities	(57,366)	(148,659)
Cash flows from financing activities:
Principal payments of term loans	(398,438)	(7,625)
Proceeds from issuance of convertible notes, net of discount	486,250	—
Proceeds from revolving credit facility	229,604	160,000
Payments of revolving credit facility	(263,443)	(34,000)
Purchase of capped calls	(35,000)	—
Payment of debt issuance costs	(2,181)	—
Proceeds from the exercise of stock options	1,948	—
Tax withholdings related to net share settlements of restricted stock unit awards	(2,930)	(1,926)
Contingent consideration payments	(7,660)	(493)
Principal payments on finance leases	(557)	(353)
Net cash provided by financing activities	7,593	115,603
Effect of foreign currency exchange rates on cash and cash equivalents	1,783	(6,247)
Net increase (decrease) in cash and cash equivalents	14,343	(2,292)
Cash and cash equivalents, beginning of period	24,272	17,885
Cash and cash equivalents, end of period	$38,615	$15,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Total stockholders’ equity, beginning balance	$1,417,936	$1,364,350	$1,417,456	$1,354,697

Common stock and additional paid-in capital
Balance, beginning of period	709,204	716,622	731,426	713,183
Stock awards exercised or vested	1,043	(370)	(1,031)	(1,926)
Stock-based compensation	5,501	5,956	11,603	10,951
Capped calls related to the issuance of convertible notes, net of tax	—	—	(26,250)	—
Balance, end of period	715,748	722,208	715,748	722,208
Retained earnings
Balance, beginning of period	693,766	625,691	680,701	614,324
Net income	23,971	20,836	37,036	32,203
Balance, end of period	717,737	646,527	717,737	646,527
Accumulated other comprehensive income
Balance, beginning of period	14,966	22,037	5,329	27,190
Other comprehensive income (loss)	(2,796)	(27,321)	6,841	(32,474)
Balance, end of period	12,170	(5,284)	12,170	(5,284)

Total stockholders’ equity, ending balance	$1,445,655	$1,363,451	$1,445,655	$1,363,451
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
The second quarter and first six months of 2023 ended on June 30 and consisted of 91 days and 181 days, respectively. The second quarter and first six months of 2022 ended on July 1 and consisted of 91 days and 182 days, respectively.
Trade Accounts Receivable - Factoring Arrangements
In the second quarter of 2023, the Company entered into a receivables factoring arrangement, pursuant to which certain receivables may be sold to a financial institution without recourse in exchange for cash. Transactions under the receivables factoring arrangement are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under this arrangement, the Company does not maintain any beneficial interest in the receivables sold. Once sold, the receivables are no longer available to satisfy creditors in the event of bankruptcy. Sale proceeds are reflected in Cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows. Factoring fees are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the six months ended June 30, 2023, the Company sold, without recourse, $50.3 million of accounts receivable. Factoring fees were $0.4 million for the three and six months ended June 30, 2023.
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
The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of the acquisition. There were no adjustments to the initial purchase price allocation. The following table summarizes the final fair values of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired
Current assets	$9,319
Property, plant and equipment	4,151
Goodwill	68,460
Definite-lived intangible assets	71,485
Operating lease assets	3,505
Other noncurrent assets	1,354
Current liabilities	(4,370)
Operating lease liabilities	(3,258)
Other noncurrent liabilities	(9,377)
Fair value of net assets acquired	$141,269
Pro Forma (unaudited) disclosures
The following table presents (in thousands) unaudited pro forma results of operations for the three and six months ended July 1, 2022 as if Aran had been included in the Company’s financial results as of the beginning of fiscal year 2021, through the date of acquisition. The pro forma results include the historical results of operations of the Company and Aran, as well as adjustments for additional amortization of the assets acquired, additional interest expense related to the financing of the transactions and other transactional adjustments. The pro forma results do not include efficiencies, cost reductions or synergies expected to result from the acquisition. These pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

	Three Months Ended July 1, 2022	Six Months Ended July 1, 2022
Sales	$350,081	$666,356
Net income	22,101	34,228
Acquisition costs
Direct costs of this acquisition were not material for the three and six months ended June 30, 2023. During the three and six months ended July 1, 2022, direct costs of this acquisition of $1.5 million and $2.3 million were expensed as incurred and included in Restructuring and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	June 30, 2023	July 1, 2022
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$9,059	$6,373
Supplemental lease disclosures:
Assets acquired under operating leases	912	11,265
(4.)    INVENTORIES
Inventories comprise the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$102,280	$98,640
Work-in-process	112,887	98,188
Finished goods	13,764	11,938
Total	$228,931	$208,766

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2023 were as follows (in thousands):

	Medical	Non- Medical	Total
December 31, 2022	$965,192	$17,000	$982,192
Foreign currency translation	3,790	—	3,790
June 30, 2023	$968,982	$17,000	$985,982
Intangible Assets
Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2023
Definite-lived:
Purchased technology and patents	$284,921	$(187,279)	$97,642
Customer lists	829,550	(234,506)	595,044
Amortizing tradenames and other	21,012	(6,392)	14,620
Total amortizing intangible assets	$1,135,483	$(428,177)	$707,306
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2022
Definite-lived:
Purchased technology and patents	$283,929	$(178,844)	$105,085
Customer lists	825,634	(216,546)	609,088
Amortizing tradenames and other	21,028	(5,600)	15,428
Total amortizing intangible assets	$1,130,591	$(400,990)	$729,601
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Cost of sales	$4,037	$4,037	$8,014	$7,682
Selling, general and administrative expenses	9,070	8,248	18,017	16,207
Total intangible asset amortization expense	$13,107	$12,285	$26,031	$23,889
Estimated future intangible asset amortization expense based on the carrying value as of June 30, 2023 is as follows (in thousands):

	Remainder of 2023	2024	2025	2026	2027	After 2027
Amortization Expense	$26,368	$51,803	$51,014	$49,189	$46,232	$482,700

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6.)     DEBT
Long-term debt comprises the following (in thousands):

	June 30, 2023			December 31, 2022
	Principal Amount	UnamortizedDiscounts and Issuance Costs	Net Carrying Amount	Principal Amount	UnamortizedDiscounts and Issuance Costs	Net Carrying Amount
Senior Secured Credit Facilities:
Revolving credit facilities	$108,640	$—	$108,640	$140,300	$—	$140,300
Term loan A	392,500	(1,958)	390,542	455,313	(2,172)	453,141
Term loan B	—	—	—	335,625	(3,805)	331,820
Convertible Senior Notes due 2028	500,000	(13,784)	486,216	—	—	—
Total	$1,001,140	$(15,742)	$985,398	$931,238	$(5,977)	$925,261
Current portion of long-term debt			(5,000)			(18,188)
Long-term debt			$980,398			$907,073
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
Amendments to the 2021 Credit Agreement
On January 30, 2023, the Company entered into a first amendment (the “First Amendment”) to the 2021 Credit Agreement to, among other things: (i) permit the Company to issue the notes (described below under 2028 Convertible Notes and Related Capped Call Transactions) and incur indebtedness thereunder in an aggregate principal amount of up to $600 million at any time outstanding; (ii) permit the Company to enter into bond hedge and capped call transactions; (iii) permit the Company to issue call options, warrants or purchase rights relating to the Company’s common stock; provided, in each case, that the terms of any such transaction are customary for transactions of such type.
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
Revolving Credit Facility
The Revolving Credit Facility matures on February 15, 2028. As of June 30, 2023, the Company had available borrowing capacity on the Revolving Credit Facility of $387.9 million after giving effect to $108.6 million of outstanding borrowings and $3.5 million of outstanding standby letters of credit. Borrowings under the Revolving Credit Facility will bear interest at a rate of Adjusted Term SOFR, in relation to any loan in U.S. dollars, and EURIBOR, in relation to any loan in Euros, plus a margin based on the Company’s Secured Net Leverage Ratio (as defined in the Senior Secured Credit Facilities agreement). In addition, the Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.15% and 0.25%, depending on the Company’s Secured Net Leverage Ratio. As of June 30, 2023, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 4.92% and the commitment fee on the unused portion of the Revolving Credit Facility was 0.18%.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6.)     DEBT (Continued)
Term Loan Facilities
The TLA Facility matures on February 15, 2028, and requires quarterly installments. The quarterly principal installments under the TLA Facility increase over the term of the loan. The interest rate terms for the TLA Facility are the same as those above for the Revolving Credit Facility borrowings in U.S. dollars. As of June 30, 2023, the interest rate on the TLA Facility was 6.70%.
In February 2023, the Company used a portion of the proceeds from its notes offering (see 2028 Convertible Senior Notes and Related Capped Call Transactions) to settle in full principal and interest due under the TLB Facility.
Deferred Debt Issuance Costs and Discounts
The change in deferred debt issuance costs related to the Company’s Revolving Credit Facility is as follows (in thousands):

December 31, 2022	$2,387
Financing costs incurred	579
Write-off of deferred debt issuance costs	(260)
Amortization during the period	(271)
June 30, 2023	$2,435
The change in unamortized discount and deferred debt issuance costs related to the Term Loan Facilities is as follows (in thousands):

	Deferred Debt Issuance Costs	Unamortized Discount on TLB Facility	Total
December 31, 2022	$4,569	$1,408	$5,977
Financing costs incurred	418	—	418
Write-off of deferred debt issuance costs and unamortized discount	(2,780)	(1,391)	(4,171)
Amortization during the period	(249)	(17)	(266)
June 30, 2023	$1,958	$—	$1,958
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
Based on this assessment, $3.8 million of unamortized deferred debt issuance costs related to the Revolving Credit Facility and TLA Facility were deemed to be related to the issuance of new debt, or the modification of existing debt, and therefore will continue to be deferred and amortized over the term of the associated debt. The remaining $0.6 million of unamortized deferred debt issuance costs related to the Revolving Credit Facility and TLA Facility were deemed to be related to the extinguishment of debt and were expensed and included in Interest expense during the six months ended June 30, 2023. Additionally, in connection with the full repayment of the TLB Facility, the Company incurred a $3.8 million loss on extinguishment of debt from the write-off of the remaining deferred debt issuance costs and original issue discount, which were expensed and included in Interest expense during the six months ended June 30, 2023.
Covenants
The Senior Secured Credit Facilities agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require that (i) the Company maintain a Total Net Leverage Ratio not to exceed 5.50:1.00 (stepping down to 5.00:1.00 for the third fiscal quarter of 2023 through maturity and subject to increase in certain circumstances following qualified acquisitions, but shall not exceed 5.50:1.00) and (ii) the Company maintain an interest coverage ratio of at least 2.50:1.00. As of June 30, 2023, the Company was in compliance with these financial covenants.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6.)     DEBT (Continued)
Contractual maturities under the Senior Secured Credit Facilities for the remainder of 2023 and through maturity, excluding any discounts or premiums, as of June 30, 2023 are as follows (in thousands):

	Remainder of 2023	2024	2025	2026	2027	After 2027
Future minimum principal payments	$—	$10,000	$17,500	$27,500	$30,000	$416,140
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
As of June 30, 2023, the conditions allowing holders of the Convertible Notes to convert had not been met and, therefore, the Convertible Notes are classified as a long-term liability on the Condensed Consolidated Balance Sheets at June 30, 2023.

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
Fair Value of the 2028 Notes
The estimated fair value of the 2028 Notes was approximately $593 million as of June 30, 2023. The estimated fair value of the 2028 Notes was determined through consideration of quoted market prices. The fair value of the 2028 Notes are categorized in Level 2 of the fair value hierarchy.
Capped Call Transactions
In connection with the issuance of the 2028 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions. The Capped Calls are expected generally to reduce the potential dilution to the Company’s common stock in connection with any conversion of the 2028 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap based on strike price of written warrants. The initial upper strike price of the Capped Calls is $108.59 per share and is subject to certain adjustments under the terms of the Capped Calls. The Capped Calls cover, subject to anti-dilution adjustments, approximately 5.7 million shares of the Company’s common stock, the same number of shares initially underlying the 2028 Notes. For accounting purposes, the Capped Calls are separate transactions, and not integrated with the issuance of the 2028 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The 2028 Notes and the Capped Calls will be integrated for tax purposes. The accounting impact of this tax treatment results in the Capped Calls being deductible as original issue discount for tax purposes over the term of the 2028 Notes, which generates an $8.8 million deferred tax asset recognized through equity. The cost to the Company of the Capped Calls was $35 million, which was recorded, net of tax, as a reduction to additional paid-in capital.

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
Stock-based Compensation Expense
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
RSUs and PRSUs	$5,501	$5,956	$11,603	$10,951
Total stock-based compensation expense	$5,501	$5,956	$11,603	$10,951

Cost of sales	$1,155	$837	$2,262	$1,606
Selling, general and administrative	4,085	4,308	8,550	7,853
Research, development and engineering	259	338	728	663
Restructuring and other charges	2	473	63	829
Total stock-based compensation expense	$5,501	$5,956	$11,603	$10,951
Stock Options
The following table summarizes the Company’s stock option activity for the six month period ended June 30, 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2022	240,622	$38.51
Exercised	(68,821)	38.92
Outstanding and exercisable at June 30, 2023	171,801	$38.35	3.3	$8.1
Time-Based Restricted Stock Units
Most RSUs granted to employees during the six months ended June 30, 2023 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. RSUs are issued to members of the Board as a portion of their annual retainer and vest quarterly over a period of one year. The grant-date fair value of all time-based RSUs is equal to the closing market price of Integer common stock on the date of grant.
The following table summarizes RSU activity for the six month period ended June 30, 2023:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	291,929	$77.58
Granted	230,782	75.74
Vested	(100,648)	79.20
Forfeited	(40,091)	71.21
Nonvested at June 30, 2023	381,972	$76.71

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
The following table summarizes PRSU activity for the six month period ended June 30, 2023:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	263,906	$90.29
Granted	105,757	74.32
Vested	(24,427)	107.26
Forfeited	(62,396)	83.39
Nonvested at June 30, 2023	282,840	$84.38
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

	Six Months Ended
	June 30, 2023	July 1, 2022
Weighted average fair value	$74.29	$97.58
Risk-free interest rate	3.79%	1.58%
Expected volatility	46%	42%
Expected life (in years)	3.0	3.9
Expected dividend yield	—%	—%
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(8.)     RESTRUCTURING AND OTHER CHARGES
The Company continuously evaluates the business and identifies opportunities to realign its resources to better serve its customers and markets, improve operational efficiency and capabilities, and lower its operating costs or improve profitability. To realize the benefits associated with these opportunities, the Company undertakes restructuring-type activities to transform its business. The Company incurs costs associated with these activities, which primarily include exit and disposal costs and other costs directly related to the restructuring initiative. Exit and disposal costs (“restructuring charges”) are expensed as incurred in accordance with ASC 420, Exit or Disposal Cost Obligations, and are classified within Restructuring and other charges, while other costs directly related to the restructuring initiatives (“restructuring-related charges”) are classified within Cost of sales, Selling, general and administrative, and Research, development and engineering expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
In addition, from time to time, the Company incurs costs associated with acquiring and integrating businesses, and certain other general expenses, including asset impairments. The Company classifies costs associated with these items within Restructuring and other charges in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Restructuring charges	$936	$(5)	$2,000	$1,098
Acquisition and integration costs	556	3,333	938	5,269
Other general expenses	26	205	109	501
Total restructuring and other charges	$1,518	$3,533	$3,047	$6,868
The following table comprises restructuring and restructuring-related charges by classification in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Restructuring charges:
Restructuring and other charges	$936	$(5)	$2,000	$1,098
Restructuring-related expenses(a):
Cost of sales	516	179	693	334
Selling, general and administrative	1,346	384	1,587	702
Research, development and engineering	318	326	641	503
Total restructuring and restructuring-related charges	$3,116	$884	$4,921	$2,637
__________
(a) Restructuring-related expenses primarily include retention bonuses and consulting expenses.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(8.)     RESTRUCTURING AND OTHER CHARGES (Continued)
Restructuring programs
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
Strategic reorganization and alignment
The Company’s strategic reorganization and alignment initiatives primarily include those that align resources with market conditions and the Company’s strategic direction in order to enhance the profitability of its portfolio of products.
Manufacturing alignment to support growth
In 2022, the Company commenced initiatives designed to reduce costs and improve operating efficiencies by relocating certain manufacturing operations.
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence initiatives	Strategic reorganization and alignment	Manufacturing alignment to support growth	Total
December 31, 2022	$232	$2,134	$—	$2,366
Charges incurred, net of reversals	710	979	311	2,000
Cash payments	(833)	(2,170)	—	(3,003)
June 30, 2023	$109	$943	$311	$1,363
Acquisition and integration
Acquisition and integration costs primarily consist of professional fees and other costs related to business acquisitions. During the six months ended June 30, 2023 and July 1, 2022, acquisition and integration costs of $0.9 million and $5.3 million, respectively, included expenses primarily related to the acquisitions of Oscor and Aran. Acquisition and integration costs for the six months ended June 30, 2023 and July 1, 2022, included a benefit of $0.3 million and expense of $0.1 million, respectively, to adjust the fair value of acquisition-related contingent consideration liabilities. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
Other general expenses
During the six months ended June 30, 2023 and July 1, 2022, the Company recorded expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies.

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
The Company’s effective tax rate for the second quarter of 2023 was 19.8% on $29.9 million of income before taxes compared to 14.7% on $24.4 million of income before taxes for the same period in 2022. The Company’s effective tax rate for the six months ended June 30, 2023 was 19.3% on $45.9 million of income before taxes compared to 16.1% on $38.4 million of income before taxes for the same period of 2022. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the second quarter and first six months of 2023 and 2022 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the Foreign Derived Intangible Income (“FDII”) deduction, the availability of tax credits, and the recognition of certain discrete tax items. For the second quarter and first six months of 2023, the Company recorded discrete tax expense of $0.4 million and $0.5 million, respectively. The Company did not record discrete tax expense for the second quarter of 2022 and recorded discrete tax expense of $0.5 million for the first six months of 2022. The discrete tax expense for the second quarter and first six months of 2023 is predominately related to unfavorable return to provision adjustments attributable to certain foreign tax returns filed during the quarter. The remainder of the discrete tax amounts relate predominately to excess tax benefits recognized upon vesting of RSUs during those periods partially offset by tax expense from shortfalls recorded for the forfeiture of certain PRSUs. The discrete tax amounts for the second quarter and first six months of 2022 are predominately related to tax expense on shortfalls recorded for the forfeiture of certain PRSUs, partially offset by excess tax benefits recognized upon vesting of RSUs during those periods.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of June 30, 2023, the Company had unrecognized tax benefits of approximately $8.0 million, of which approximately $7.9 million would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized. As of June 30, 2023, the Company believes it is reasonably possible that a reduction of approximately $1.9 million of the balance of unrecognized tax benefits may occur within the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements.
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
Product Warranties
The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The product warranty liability is presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The change in product warranty liability comprised the following (in thousands):

December 31, 2022	$77
Additions to warranty reserve, net of reversals	7
June 30, 2023	$84

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(11.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Numerator for basic and diluted EPS:
Net income	$23,971	$20,836	$37,036	$32,203

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	33,312	33,111	33,285	33,101
Dilutive effect of share-based awards	374	239	346	225
Weighted average shares outstanding - Diluted	33,686	33,350	33,631	33,326

Basic EPS	$0.72	$0.63	$1.11	$0.97
Diluted EPS	$0.71	$0.62	$1.10	$0.97
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
RSUs	—	5	2	4
PRSUs	83	165	108	165
The dilutive effect for the Company's 2028 Notes is calculated using the if-converted method. The Company is required, pursuant to the Indenture governing the 2028 Notes, to settle the principal amount of the 2028 Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the 2028 Notes are converted. Because the average closing price of the Company's common stock for the three months ended June 30, 2023, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $87.20, all associated shares were antidilutive.
In connection with the issuance of the 2028 Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions. The Capped Calls cover, subject to anti-dilution adjustments substantially similar to those in the 2028 Notes, approximately 5.7 million shares of the Company's common stock, the same number of shares initially underlying the 2028 Notes, at a strike price of approximately $108.59, subject to certain adjustments under the terms of the Capped Calls. The Capped Calls will expire upon the maturity of the 2028 Notes, subject to earlier exercise or termination. Exercise of the Capped Calls would reduce the number of shares of the Company's common stock outstanding, and therefore would be antidilutive.
See Note 6 “Debt” for additional information related to 2028 Notes and Capped Calls.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(12.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the six month periods ended June 30, 2023 and July 1, 2022:

	Six Months Ended
	June 30, 2023	July 1, 2022
Shares outstanding at beginning of period	33,169,778	33,063,336
Stock options exercised	58,413	—
Vesting of RSUs, net of shares withheld to cover taxes	79,889	58,497
Shares outstanding at end of period	33,308,080	33,121,833
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (“AOCI”) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
March 31, 2023	$(346)	$3,927	$12,075	$15,656	$(690)	$14,966
Unrealized gain on cash flow hedges	—	2,126	—	2,126	(447)	1,679
Realized gain on foreign currency hedges	—	(1,318)	—	(1,318)	277	(1,041)
Realized gain on interest rate swap hedge	—	(675)	—	(675)	142	(533)
Foreign currency translation loss	—	—	(2,901)	(2,901)	—	(2,901)
June 30, 2023	$(346)	$4,060	$9,174	$12,888	$(718)	$12,170

December 31, 2022	$(346)	$1,760	$4,150	$5,564	$(235)	$5,329
Unrealized gain on cash flow hedges	—	5,572	—	5,572	(1,170)	4,402
Realized gain on foreign currency hedges	—	(2,010)	—	(2,010)	422	(1,588)
Realized gain on interest rate swap hedge	—	(1,262)	—	(1,262)	265	(997)
Foreign currency translation gain	—	—	5,024	5,024	—	5,024
June 30, 2023	$(346)	$4,060	$9,174	$12,888	$(718)	$12,170

April 1, 2022	$(890)	$1,170	$21,833	$22,113	$(76)	$22,037
Unrealized loss on cash flow hedges	—	(291)	—	(291)	61	(230)
Realized gain on foreign currency hedges	—	(295)	—	(295)	62	(233)
Realized loss on interest rate swap hedge	—	526	—	526	(110)	416
Foreign currency translation loss	—	—	(27,274)	(27,274)	—	(27,274)
July 1, 2022	$(890)	$1,110	$(5,441)	$(5,221)	$(63)	$(5,284)

December 31, 2021	$(890)	$(2,291)	$29,720	$26,539	$651	$27,190
Unrealized gain on cash flow hedges	—	2,565	—	2,565	(539)	2,026
Realized gain on foreign currency hedges	—	(457)	—	(457)	96	(361)
Realized loss on interest rate swap hedge	—	1,293	—	1,293	(271)	1,022
Foreign currency translation loss	—	—	(35,161)	(35,161)	—	(35,161)
July 1, 2022	$(890)	$1,110	$(5,441)	$(5,221)	$(63)	$(5,284)

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
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency exchange rates, and may use derivatives to manage these exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes. All derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets.
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Assets: Foreign currency hedging contracts	$4,060	$—	$4,060	$—
Liabilities: Contingent consideration	555	—	—	555

December 31, 2022
Assets: Interest rate swap	$1,262	$—	$1,262	$—
Assets: Foreign currency hedging contracts	521	—	521	—
Liabilities: Foreign currency hedging contracts	23		23
Liabilities: Contingent consideration	11,756	—	—	11,756

Derivatives Designated as Hedging Instruments
Interest Rate Swaps
The Company may periodically enter into interest rate swap agreements in order to reduce the cash flow risk caused by interest rate changes on its outstanding floating rate borrowings. Under these swap agreements, the Company pays a fixed rate of interest and receives a floating rate.
The Company had no outstanding interest rate swaps as of June 30, 2023. Information regarding the Company’s outstanding interest rate swap, designated as a cash flow hedge, as of December 31, 2022 is as follows (dollars in thousands):

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
Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of June 30, 2023 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$18,289	Dec 2023	0.0481	MXN Peso	$3,436	Prepaid expenses and other current assets
40,377	Dec 2023	1.0796	Euro	624	Prepaid expenses and other current assets
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
The following tables present the effect of cash flow hedge derivative instruments on other comprehensive income (loss) (“OCI”), AOCI and the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and July 1, 2022 (in thousands):

	Three Months Ended
	June 30, 2023		July 1, 2022
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$400,044	$(83)	$350,081	$(371)
Cost of sales	294,240	1,384	257,184	554
Operating expenses	64,228	17	60,190	112
Interest expense	11,459	675	7,773	(526)

	Six Months Ended
	June 30, 2023		July 1, 2022
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$778,829	$(134)	$660,993	$(425)
Cost of sales	576,352	2,092	486,621	746
Operating expenses	126,735	52	119,168	136
Interest expense	28,713	1,262	13,741	(1,293)

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income (Loss)	Three Months Ended
	June 30, 2023	July 1, 2022		June 30, 2023	July 1, 2022
Interest rate swap	$6	$702	Interest expense	$675	$(526)
Foreign exchange contracts	364	(1,167)	Sales	(83)	(371)
Foreign exchange contracts	1,739	96	Cost of sales	1,384	554
Foreign exchange contracts	17	78	Operating expenses	17	112

	Six Months Ended		Location in Statements of Operations and Comprehensive Income (Loss)	Six Months Ended
	June 30, 2023	July 1, 2022		June 30, 2023	July 1, 2022
Interest rate swap	$—	$2,526	Interest expense	$1,262	$(1,293)
Foreign exchange contracts	513	(1,681)	Sales	(134)	(425)
Foreign exchange contracts	5,014	1,365	Cost of sales	2,092	746
Foreign exchange contracts	45	355	Operating expenses	52	136

The Company expects to reclassify net gains totaling $4.1 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Net Investment Hedges
The Company has foreign-denominated long-term debt balances that qualify as net investment hedges. Changes in the value of these net investment hedges due to foreign currency gains or losses are deferred as foreign currency translation adjustments in Other comprehensive income (loss) on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and will remain in Accumulated other comprehensive income (loss) until the hedged investment is sold or substantially liquidated. We evaluate the effectiveness of the net investment hedges each quarter.
As of June 30, 2023, the Company had a €100 million borrowing on the Revolving Credit Facility that was designated as a net investment hedge on a portion of the Company’s net investments in certain of its entities with functional currencies denominated in the Euro. There were no net investment hedges outstanding at December 31, 2022.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At June 30, 2023 and December 31, 2022, the Company had total gross notional amounts of $15.0 million and $12.0 million, respectively, of foreign currency contracts outstanding that were not designated as hedges. The fair value of derivatives not designated as hedges was not material for any period presented. Net gains/losses on foreign currency contracts not designated as hedging instruments are included in Other loss, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recorded net losses of approximately $0.1 million for the three and six months ended June 30, 2023, compared to gains of $0.4 million and $0.7 million, respectively, for the three and six months ended July 1, 2022, respectively. Each of the foreign currency contracts not designated as hedging instruments will have approximately offsetting effects from the underlying intercompany loans subject to foreign exchange remeasurement.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023 and July 1, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Fair value measurement at beginning of period	$11,732	$1,976	$11,756	$2,415
Amount recorded for current year acquisitions	—	7,375	—	7,375
Fair value measurement adjustment	—	—	(265)	54
Payments	(11,177)	—	(11,177)	(493)
Foreign currency translation	—	(279)	241	(279)
Fair value measurement at end of period	$555	$9,072	$555	$9,072
On October 7, 2019, the Company acquired certain assets and liabilities of US BioDesign, LLC (“USB”), a privately-held developer and manufacturer of complex braided biomedical structures for disposable and implantable medical devices. As of June 30, 2023 and December 31, 2022, the Company assessed the probability of meeting the required revenue threshold as unlikely and determined the fair value of the contingent consideration liability relating to the acquisition of USB was zero. The final earnout period under the asset purchase agreement for USB ends on December 31, 2023. During the six months ended July 1, 2022, the Company made a $0.5 million payment associated with the USB acquisition, resulting from achievement of revenue-based goals for the period from January 1, 2021 to December 31, 2021.
On February 19, 2020, the Company acquired certain assets and liabilities of InoMec Ltd. (“InoMec”), a privately-held company based in Israel that specializes in the research, development and manufacturing of medical devices, including minimally invasive tools, delivery systems, tubing and catheters, surgery tools, drug-device combination, laser combined devices, and tooling and production. As of June 30, 2023 and December 31, 2022, the fair value of the contingent consideration liability relating to the acquisition of InoMec was $0.6 million and $1.1 million, respectively. During the six months ended June 30, 2023, the Company made a $0.3 million payment associated with the InoMec acquisition, resulting from achievement of revenue-based goals for the period from March 1, 2022 to February 28, 2023. The final earnout period under the asset purchase agreement for InoMec ends on February 29, 2024. The remaining maximum potential undiscounted payout for the contingent consideration liability relating to the acquisition of InoMec is $0.9 million.
On April 6, 2022, the Company acquired Aran. See Note 2 “Business Acquisitions” for additional information about the Aran acquisition and related contingent consideration. During the six months ended June 30, 2023, the Company made a $10.9 million payment associated with the final earnout period under the asset purchase agreement for Aran, resulting from achievement of the maximum revenue-based goals for the year ended December 31, 2022. As of December 31, 2022, the fair value of the contingent consideration liability relating to the acquisition of Aran was $10.9 million.
The contingent consideration at June 30, 2023 is the estimated fair value of the Company’s remaining obligations under the asset purchase agreements for InoMec and USB. As of June 30, 2023, contingent consideration liabilities of $0.6 million are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2022, the current portion of contingent consideration liabilities included in Accrued expenses and other current liabilities was $11.2 million and the non-current portion included in Other long-term liabilities was $0.6 million.

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
Equity investments comprise the following (in thousands):

	June 30, 2023	December 31, 2022
Equity method investment	$8,231	$8,252
Non-marketable equity securities	5,637	5,637
Total equity investments	$13,868	$13,889
The components of (Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Equity method investment (gain) loss	$(134)	$320	$21	$2,724
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of June 30, 2023, the Company owned 7.4% of this fund.

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
The following table presents sales by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Segment sales by product line:
Medical
Cardio & Vascular	$208,494	$180,604	$399,697	$339,641
Cardiac Rhythm Management & Neuromodulation	153,411	135,945	298,550	259,269
Advanced Surgical, Orthopedics & Portable Medical	27,206	23,285	55,130	42,951
Total Medical	389,111	339,834	753,377	641,861
Non-Medical	10,933	10,247	25,452	19,132
Total sales	$400,044	$350,081	$778,829	$660,993
The following table presents income for the Company’s reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Segment income:
Medical	$68,497	$54,580	$123,303	$98,728
Non-Medical	278	1,625	4,304	2,290
Total segment income	68,775	56,205	127,607	101,018
Unallocated operating expenses	(27,199)	(23,498)	(51,865)	(45,814)
Operating income	41,576	32,707	75,742	55,204
Unallocated expenses, net	(11,684)	(8,284)	(29,853)	(16,833)
Income before taxes	$29,892	$24,423	$45,889	$38,371

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
Revenue recognized from products and services transferred to customers over time represented 27% of total revenue for the three and six months ended June 30, 2023, compared to 32% and 31%, respectively, for the three and six months ended July 1, 2022. Substantially all of the revenue recognized from products and services transferred to customers over time during the periods presented was within the Medical segment.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended
	June 30, 2023		July 1, 2022
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	17%	*	18%	*
Customer B	17%	*	17%	*
Customer C	13%	*	14%	*
Customer D	*	20%	*	42%
All other customers	53%	80%	51%	58%

	Six Months Ended
	June 30, 2023		July 1, 2022
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	18%	*	18%	*
Customer B	17%	*	17%	*
Customer C	13%	*	14%	*
Customer D	*	21%	*	37%
All other customers	52%	79%	51%	63%
__________
* Less than 10% of segment’s total revenues for the period.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(15.)    REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped.

	Three Months Ended
	June 30, 2023		July 1, 2022
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	54%	64%	52%	71%
Canada	*	12%	*	*
All other countries	46%	24%	48%	29%

	Six Months Ended
	June 30, 2023		July 1, 2022
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	54%	62%	51%	67%
Canada	*	11%	*	*
All other countries	46%	27%	49%	33%
__________
* Less than 10% of segment’s total revenues for the period.
Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	June 30, 2023	December 31, 2022
Contract assets	$80,010	$71,927
Contract liabilities	8,777	5,616
During the three and six months ended June 30, 2023, the Company recognized $1.3 million and $2.7 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2022. During the three and six months ended July 1, 2022, the Company recognized $0.8 million and $1.7 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2021.

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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors and other risks and uncertainties that arise from time to time are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in our other periodic filings with the SEC and include the following:
•operational risks, such as the duration, scope and impact of global supply chain issues and the military conflict between Russia and Ukraine, including the evolving economic, social and governmental environments and their effect on our suppliers and customers as well as the global economy; our dependence upon a limited number of customers; pricing pressures that we face from customers; our reliance on third party suppliers for raw materials, key products and subcomponents; our ability to attract, train and retain a sufficient number of qualified associates; the potential for harm to our reputation caused by quality problems related to our products; the dependence of our energy market-related revenues on the conditions in the oil and natural gas industry; interruptions in our manufacturing operations; our dependence upon our information technology systems and our ability to prevent cyber-attacks and other failures; our dependence upon our senior management team and technical personnel; and global climate change and the emphasis on ESG matters by various stakeholders;
•strategic risks, such as the intense competition we face and our ability to successfully market our products; our ability to respond to changes in technology; our ability to develop new products and expand into new geographic and product markets; and our ability to successfully identify, make and integrate acquisitions to expand and develop our business in accordance with expectations;
•financial risks, such as our significant amount of outstanding indebtedness and our ability to remain in compliance with financial and other covenants under our senior secured credit facilities; economic and credit market uncertainties that could interrupt our access to capital markets, borrowings or financial transactions; financial and market risks related to our international operations and sales; our complex international tax profile; and our ability to realize the full value of our intangible assets; and
•legal and compliance risks, such as regulatory issues resulting from product complaints, recalls or regulatory audits; the potential of becoming subject to product liability or intellectual property claims; our ability to protect our intellectual property and proprietary rights; our ability and the cost to comply with environmental regulations; our ability to comply with customer-driven policies and third party standards or certification requirements; our ability to obtain necessary licenses for new technologies; legal and regulatory risks from our international operations, including trade regulation; and the fact that the healthcare industry is highly regulated and subject to various regulatory changes; and
•other risks and uncertainties that arise from time to time.

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
The second quarter and first six months of 2023 ended on June 30 and consisted of 91 days and 181 days, respectively. The second quarter and first six months of 2022 ended on July 1 and consisted of 91 days and 182 days, respectively.
Impact of Global Events
Global economic challenges, including the impact of the war in Ukraine, severe and sustained inflation, a rising interest rate environment, fluctuations in global currencies, and supply chain disruptions may continue to cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and product line, but specific impacts to our business include increased borrowing costs, labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, and delays in shipments to and from certain countries. We monitor economic conditions closely. In response to potential reductions in revenue, we can take actions to align our cost structure with changes in demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions and other developments.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Overview
Net income for the second quarter and first six months of 2023 was $24.0 million, or $0.71 per diluted share, and $37.0 million, or $1.10 per diluted share, respectively, compared to $20.8 million, or $0.62 per diluted share, and $32.2 million, or $0.97 per diluted share for the second quarter and first six months of 2022, respectively. These variances are primarily the result of the following:
•Sales for the second quarter and first six months of 2023 increased $50.0 million and $117.8 million, respectively, when compared to the same periods in 2022, driven by strong demand in our Medical product lines and an improving supply chain and labor environment.
•Gross profit for the second quarter and first six months of 2023 increased $12.9 million and $28.1 million, respectively, primarily from higher sales volume, partially offset by increased cost of sales resulting from labor and supply constraints.
•Operating expenses for the second quarter and first six months of 2023 increased $4.0 million and $7.6 million, respectively, when compared to the same periods in 2022, primarily due to higher labor costs and amortization expense, partially offset by lower restructuring and other charges.
•Interest expense for the second quarter and first six months of 2023 increased $3.7 million and $15.0 million, respectively, compared to the same periods in 2022, due to higher interest rates, higher average debt outstanding and higher losses from extinguishment of debt.
•During the second quarter and first six months of 2023, we recognized gains on equity investments of $0.1 million and losses of $0.02 million, respectively, compared to losses of $0.3 million and $2.7 million, respectively, for the second quarter and first six months of 2022. Gains and losses on equity investments are generally unpredictable in nature.
•Other loss, net for the second quarter and first six months of 2023 was $0.4 million and $1.1 million, respectively, compared to $0.2 million and $0.4 million, respectively, for the second quarter and first six months of 2022, primarily due to fluctuations in foreign currency gains and losses in the respective periods.
•We recorded provisions for income taxes for the second quarter and first six months of 2023 of $5.9 million and $8.9 million, respectively, compared with provisions for income taxes of $3.6 million and $6.2 million, respectively, for the second quarter and first six months of 2022. The change in income tax expense was primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	June 30,	July 1,	Change
	2023	2022	$	%
Medical Sales:
Cardio & Vascular	208,494	$180,604	$27,890	15.4%
Cardiac Rhythm Management & Neuromodulation	153,411	135,945	17,466	12.8%
Advanced Surgical, Orthopedics & Portable Medical	27,206	23,285	3,921	16.8%
Total Medical Sales	389,111	339,834	49,277	14.5%
Non-Medical	10,933	10,247	686	6.7%
Total sales	400,044	350,081	49,963	14.3%
Cost of sales	294,240	257,184	37,056	14.4%
Gross profit	105,804	92,897	12,907	13.9%
Gross profit as a % of sales	26.4%	26.5%
Operating expenses:
Selling, general and administrative (“SG&A”)	45,827	41,786	4,041	9.7%
SG&A as a % of sales	11.5%	11.9%
Research, development and engineering (“RD&E”)	16,883	14,871	2,012	13.5%
RD&E as a % of sales	4.2%	4.2%
Restructuring and other charges	1,518	3,533	(2,015)	(57.0)%
Total operating expenses	64,228	60,190	4,038	6.7%
Operating income	41,576	32,707	8,869	27.1%
Operating expense as a % of sales	16.1%	17.2%
Operating income as a % of sales	10.4%	9.3%
Interest expense	11,459	7,773	3,686	47.4%
(Gain) loss on equity investments	(134)	320	(454)	(141.9)%
Other loss, net	359	191	168	88.0%
Income before taxes	29,892	24,423	5,469	22.4%
Provision for income taxes	5,921	3,587	2,334	65.1%
Effective tax rate	19.8%	14.7%
Net income	$23,971	$20,836	$3,135	15.0%
Net income as a % of sales	6.0%	6.0%
Diluted earnings per share	$0.71	$0.62	$0.09	14.5%

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six Months Ended
	June 30,	July 1,	Change
	2023	2022	$	%
Medical Sales:
Cardio & Vascular	$399,697	$339,641	$60,056	17.7%
Cardiac Rhythm Management & Neuromodulation	298,550	259,269	39,281	15.2%
Advanced Surgical, Orthopedics & Portable Medical	55,130	42,951	12,179	28.4%
Total Medical Sales	753,377	641,861	111,516	17.4%
Non-Medical	25,452	19,132	6,320	33.0%
Total Sales	778,829	660,993	117,836	17.8%
Cost of sales	576,352	486,621	89,731	18.4%
Gross profit	202,477	174,372	28,105	16.1%
Gross profit as a % of sales	26.0%	26.4%
Operating expenses:
SG&A	87,713	81,346	6,367	7.8%
SG&A as a % of sales	11.3%	12.3%
RD&E	35,975	30,954	5,021	16.2%
RD&E as a % of sales	4.6%	4.7%
Restructuring and other charges	3,047	6,868	(3,821)	(55.6)%
Total operating expenses	126,735	119,168	7,567	6.3%
Operating income	75,742	55,204	20,538	37.2%
Operating expense as a % of sales	16.3%	18.0%
Operating income as a % of sales	9.7%	8.4%
Interest expense	28,713	13,741	14,972	109.0%
Loss on equity investments	21	2,724	(2,703)	(99.2)%
Other loss, net	1,119	368	751	204.1%
Income before taxes	45,889	38,371	7,518	19.6%
Provision for income taxes	8,853	6,168	2,685	43.5%
Effective tax rate	19.3%	16.1%
Net income	$37,036	$32,203	$4,833	15.0%
Net income as a % of sales	4.8%	4.9%
Diluted earnings per share	$1.10	$0.97	$0.13	13.4%

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales
For the second quarter and first six months of 2023, Cardio & Vascular (“C&V”) sales increased $27.9 million, or 15%, and $60.1 million, or 18%, respectively, versus the comparable 2022 periods. The increase in C&V sales for the second quarter and first six months of 2023 was driven by continued strong demand across all markets, growth in key products such as guidewires, new product ramps in electrophysiology, strong performance from the Oscor and Aran acquisitions, and supply chain improvements. Foreign currency exchange rate fluctuations increased C&V sales for the second quarter by $0.3 million and decreased sales for first six months of 2023 by $0.4 million, in comparison to the 2022 periods, primarily due to U.S. dollar fluctuations relative to the Euro.
For the second quarter and first six months of 2023, Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales increased $17.5 million, or 13%, and $39.3 million, or 15%, respectively, versus the comparable 2022 periods, driven by strong demand, including double-digit growth from emerging customers with PMA (premarket approval) products, and supply chain improvements. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales during the second quarter and first six months of 2023 in comparison to 2022.
Advanced Surgical, Orthopedic & Portable Medical (“AS&O”) sales for the second quarter and first six months of 2023 increased $3.9 million, or 17%, and $12.2 million or 28%, respectively, versus the comparable 2022 periods, driven by increased price and demand as a result of the execution of the multi-year Portable Medical exit announced in 2022. Foreign currency exchange rate fluctuations did not have a material impact on AS&O sales during the second quarter and first six months of 2023 in comparison to the 2022 periods.
For the second quarter and first six months of 2023, Non-Medical sales increased $0.7 million, or 7%, and $6.3 million, or 33%, respectively, versus the comparable 2022 periods, driven by strong demand in military and environmental market segments. Foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the second quarter and first six months of 2023 in comparison to the 2022 periods.
Gross Profit

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Gross profit (in thousands)	$105,804	$92,897	202,477	174,372
Gross margin	26.4%	26.5%	26.0%	26.4%
Gross profit as a percent of sales (“Gross margin”) for the second quarter and first six months of 2023 decreased 10 basis points and 40 basis points, respectively, compared to the comparable 2022 periods, primarily driven by incremental labor and supply chain costs related to manufacturing efficiency headwinds from supply chain volatility.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Three Months Ended
	June 30, 2023	July 1, 2022	Change
Compensation and benefits(a)	$25,058	$23,324	$1,734
Amortization expense(b)	9,268	8,373	895
Professional fees(c)	3,858	3,094	764
Contract services(d)	2,852	2,348	504
Bank fees and charges(e)	797	203	594
All other SG&A	3,994	4,444	(450)
Net increase in SG&A expenses	$45,827	$41,786	$4,041

	Six Months Ended
	June 30, 2023	July 1, 2022	Change
Compensation and benefits(a)	$46,647	$45,170	$1,477
Amortization expense(b)	18,405	16,400	2,005
Professional fees(c)	7,329	6,267	1,062
Contract services(d)	5,684	4,599	1,085
Bank fees and charges(e)	1,191	403	788
All other SG&A	8,457	8,507	(50)
Net increase in SG&A expenses	$87,713	$81,346	$6,367
__________
(a)Compensation and benefits expense increased during the second quarter and first six months of 2023. The increases were primarily due to annual merit increases and higher incentive compensation, partially offset by lower headcount.
(b)Amortization expense increased during the second quarter and first six months of 2023 compared to the same periods of 2022 primarily due to amortization of intangible assets from the Aran and Oscor acquisitions.
(c)Professional fees increased during the second quarter and first six months of 2023 primarily due to increased costs associated with third-party information technology services.
(d)Contract services expense increased during the second quarter and first six months of 2023 compared to the same periods of 2022 primarily due to higher software costs from information technology enhancements.
(e)The increase in bank fees and charges during the second quarter and first six months of 2023 was driven by increased factoring and supplier financing fees primarily due to the launch of an accounts receivable factoring arrangement during the second quarter of 2023.
RD&E
RD&E expense for the second quarter and first six months of 2023 was $16.9 million and $36.0 million, respectively, compared to $14.9 million and $31.0 million, respectively, for the second quarter and first six months of 2022. The increases in RD&E expense during the second quarter and first six months of 2023 compared to the same periods in 2022, were primarily due to higher labor costs attributed to annual merit increases and higher incentive compensation. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

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
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Restructuring charges(a)	$936	$(5)	$2,000	$1,098
Acquisition and integration costs(b)	556	3,333	938	5,269
Other general expenses(c)	26	205	109	501
Total restructuring and other charges	$1,518	$3,533	$3,047	$6,868
__________
(a)Restructuring charges for the first six months of 2023 and 2022 primarily consist of termination benefits associated with our operational excellence and strategic reorganization and alignment initiatives.
(b)Amounts include expenses related to the purchase of certain assets and liabilities from business acquisitions. Acquisition and integration costs for the first six months of 2023 and 2022 include a benefit of $0.3 million and expense of $0.1 million, respectively, to adjust the fair value of acquisition-related contingent consideration liabilities. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration. Amounts for 2022 primarily include expenses related to the Aran and Oscor acquisitions.
(c)Amounts include expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies.
Refer to Note 8 “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense is as follows (dollars in thousands):

	Three Months Ended
	June 30, 2023		July 1, 2022		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$11,059	4.33%	$6,679	2.73%	$4,380	160
(Gain) loss on interest rate swap	(675)	(0.26)	526	0.21	(1,201)	(47)
Amortization of deferred debt issuance costs and original issue discount	931	0.43	482	0.22	449	21
Losses from extinguishment of debt	38	0.02	—	—	38	2
Interest expense on borrowings	11,353	4.52%	7,687	3.16%	3,666	136
Other interest expense	106		86		20
Total interest expense	$11,459		$7,773		$3,686

	Six Months Ended
	June 30, 2023		July 1, 2022		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$23,621	4.69%	$11,326	2.49%	$12,295	220
(Gain) loss on interest rate swap	(1,262)	(0.25)	1,293	0.29	(2,555)	(54)
Amortization of deferred debt issuance costs and original issue discount	1,687	0.41	963	0.23	724	18
Losses from extinguishment of debt	4,431	0.89	—	—	4,431	89
Interest expense on borrowings	28,477	5.74%	13,582	3.01%	14,895	273
Other interest expense	236		159		77
Total interest expense	$28,713		$13,741		$14,972
During 2023, contractual interest expense has increased due to higher average debt outstanding combined with increasing applicable interest rates. The higher average debt balance outstanding is the result of incremental borrowings related to the strategic change to replace some of our variable rate debt to fixed rate through issuance of the 2028 Notes. Interest rates have continued to climb due to increases in overall market rates, partially offset by a 25 basis point decrease in the interest rate margin on our Senior Secured Credit Facilities. The decrease in the interest rate margin was effective during the second quarter of 2023 based on our Secured Net Leverage Ratio.
Other components of interest expense on borrowings include gains and losses on interest rate swaps and non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Interest rate swap includes realized (gains) losses on our interest rate swap contract which fluctuate depending on the spread between the rate swap contract fixed rate and senior secured credit facility floating rate. Our outstanding interest rate swap matured as of June 30, 2023. Amortization of deferred debt issuance costs and original issue discount increased during 2023 compared to the same periods in 2022 as a result of higher unamortized balances related to new debt. The losses from extinguishment of debt during the first six months of 2023 were related to prepayments of portions of the Term Loan A facility and full repayment of our Term Loan B facility in connection with issuance of the convertible notes. We had no losses from extinguishment of debt during the first six months of 2022.
As of June 30, 2023 and December 31, 2022, approximately 50% and 11%, respectively, of our principal amount of debt are fixed rate borrowings or have been converted to fixed-rate borrowings with an interest rate swap.  During February 2023, we strategically replaced about half of our variable rate debt with fixed rate debt through the issuance of the 2028 Notes at a fixed rate of 2.125% and paying down our highest rate variable debt, the Term Loan B facility, and a portion of our Revolving Credit Facility. These transactions are expected to mitigate increased borrowing costs and result in a more balanced mix of fixed and floating rates to help protect against interest rate exposure. We may enter into interest rate swap agreements in order to reduce our exposure to fluctuations in floating rates.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
See Note 6 “Debt” and Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt and interest rate swap agreement.
(Gain) Loss on Equity Investments
During the second quarter and first six months of 2023, we recognized gains on equity investments of $0.1 million and losses of $0.02 million, respectively. During the second quarter and first six months of 2022, we recognized losses of $0.3 million and $2.7 million, respectively. The amounts for both 2023 and 2022 relate to our share of equity method investee losses including unrealized appreciation/depreciation of the underlying interests of the investee. As of June 30, 2023 and December 31, 2022, the carrying value of our equity investments was $13.9 million. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other Loss, Net
Other loss, net for the second quarter and first six months of 2023 was $0.4 million and $1.1 million, respectively, compared to $0.2 million and $0.4 million, respectively, for the second quarter and first six months of 2022. Other loss, net primarily includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits, Dominican peso, or Israeli shekel.
The impact of exchange rates on transactions denominated in foreign currencies included in Other loss, net for the second quarter and first six months of 2023 were net losses of $0.4 million and $1.2 million, respectively, compared to net losses of $0.4 million and $0.5 million for the second quarter and first six months of 2022, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
We recognized income tax expense of $5.9 million for the second quarter of 2023 on $29.9 million of income before taxes (effective tax rate of 19.8%), compared to an income tax expense of $3.6 million on $24.4 million of income before taxes (effective tax rate of 14.7%) for the same period of 2022. The income tax expense for the first six months of 2023 was $8.9 million on $45.9 million of income before taxes (effective tax rate of 19.3%), compared to income tax expense of $6.2 million on income before taxes of $38.4 million (effective tax rate of 16.1%) for the same period of 2022. Income tax expense for the second quarter and first six months of 2023 included discrete tax expense of $0.4 million and $0.5 million, respectively. We did not record discrete tax expense for the second quarter of 2022. Income tax expense for the first six months of 2022 included $0.5 million of discrete tax expense.
Our effective tax rate for 2023 differs from the U.S. federal statutory tax rate of 21% due principally to the estimated impact of Federal Tax Credits (including R&D credits and Foreign tax credits), stock-based compensation windfalls or shortfalls, and the impact of U.S taxes on foreign earnings, including the GILTI provision which requires us to include foreign subsidiary earnings in excess of a deemed return on a foreign subsidiary’s tangible assets in our U.S. income tax return. The U.S. tax on foreign earnings is reflected net of a statutory deduction of 50% of the GILTI inclusion (subject to limitations based on U.S. taxable income, if any) and net of FDII that provides a 37.5% deduction to domestic companies for certain foreign sales and services income. In addition, our rate is impacted by earnings realized in foreign jurisdictions with statutory rates that are different than the U.S. federal statutory rate. The primary foreign jurisdictions in which we operate and the statutory tax rate for each respective jurisdiction include Switzerland (22%), Mexico (30%), Uruguay (25%), Ireland (12.5%) and Malaysia (24%). We had been operating under a tax holiday in Malaysia, however this expired in April 2023. We acquired manufacturing operations in the Dominican Republic as part of the acquisition of Oscor, and are operating under a free trade zone agreement in the Dominican Republic through March 2034.
There is a potential for volatility of our effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities, changes in tax rates, and foreign currency exchange rate fluctuations. We continue to closely monitor developments related to proposed changes in tax laws and tax rates, including current proposals for U.S. Tax Reform and the 15% Minimum Global Tax Rate proposed by the Organization for Economic Cooperation and Development. In addition, we continue to explore tax planning opportunities that may have a material impact on our effective tax rate.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
Sources of Liquidity

(dollars in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$38,615	$24,272
Working capital	$416,096	$334,546
Current ratio	3.08	2.50
Cash and cash equivalents at June 30, 2023 increased by $14.3 million from December 31, 2022, primarily as a result of cash generated by operating activities and proceeds from net borrowings on long-term debt, partially offset by purchases of property, plant and equipment.
Working capital increased by $81.6 million from December 31, 2022, primarily from positive working capital fluctuations in cash, accounts receivable and inventory. During the first six months of 2023, accounts receivable increased mainly from an increase in sales volume, which was offset by accelerated customer collections from a new factoring arrangement, while inventory increased to support higher product demand and sales volume.
At June 30, 2023, $22.6 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
As of June 30, 2023, our capital structure consisted of $985.4 million of debt, net of deferred debt issuance costs and unamortized discounts and 33 million shares of common stock outstanding. As of June 30, 2023, we had access to $387.9 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit, and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of June 30, 2023, our contractual debt service obligations for the remainder of 2023, consisting of interest on our outstanding debt, are estimated to be approximately $21 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
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
Credit Facilities and Convertible Notes
As of June 30, 2023, we had Senior Secured Credit Facilities that consist of a $500 million Revolving Credit Facility, with an outstanding principal balance of $109 million, and a TLA Facility with an outstanding principal balance of $393 million. The Revolving Credit Facility and TLA Facility mature on February 15, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a Total Net Leverage Ratio not to exceed 5.50:1.00 (stepping down to 5.00:1.00 for the third fiscal quarter of 2023 through maturity and subject to increase in certain circumstances following certain qualified acquisitions) and (ii) an interest coverage ratio of at least 2.50:1.00. As of June 30, 2023, we were in compliance with these financial covenants. As of June 30, 2023, our Total Net Leverage Ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.9 to 1.0. For the twelve month period ended June 30, 2023, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 7.9 to 1.0.
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
Summary of Cash Flow

	Six Months Ended
(in thousands)	June 30, 2023	July 1, 2022
Cash provided by (used in):
Operating activities	$62,333	$37,011
Investing activities	(57,366)	(148,659)
Financing activities	7,593	115,603
Effect of foreign currency exchange rates on cash and cash equivalents	1,783	(6,247)
Net change in cash and cash equivalents	$14,343	$(2,292)
Operating Activities – During the first six months of 2023, we generated cash from operations of $62.3 million, compared to $37.0 million for the first six months of 2022. The increase of $25.3 million was the result of a $23.5 million increase in cash flow provided by changes in operating assets and liabilities and a $1.8 million increase in net income adjusted for non-cash items such as depreciation and amortization.
The increase in net income adjusted for non-cash items such as depreciation and amortization is primarily from higher sales volume partially offset by higher interest expense. The increase associated with changes in operating assets and liabilities is primarily related to less accounts receivable, inventory and accounts payable growth. Accounts receivable benefited from a new factoring arrangement entered into during the first six months of 2023 that accelerated accounts receivable collections. Factoring activity on accounts receivable provided an increase of approximately $23 million in cash generated from operating activities during the first six months of 2023. Inventory growth was high in the first six months of 2022 from investments to support growth and protect against supply chain risk, while accounts payable yielded less benefit to cash flow in the first six months of 2023 from lower inventory growth and the timing of supplier payments.
Investing Activities – The $91.3 million decrease in net cash used in investing activities was primarily attributable to lower cash paid for acquisitions, partially offset by increased purchases of property, plant and equipment of $57.4 million in the first six months of 2023, compared to $22.6 million in the same period last year. Investing activities for the second quarter of 2022 included net cash paid of $126.6 million for the Aran acquisition and settlement of working capital and other closing adjustments with Oscor.
Financing Activities – Net cash provided by financing activities for the first six months of 2023, was $7.6 million compared to $115.6 million for the first six months of 2022. The cash provided by financing activities for the first six months of 2023 was primarily related to the issuance of our 2028 Notes of $486.3 million, which was partially offset by $335.6 million in full repayment of our term loan B facility, $62.8 million in repayments of our term loan A facility, $33.8 million of net payments on our Revolving Credit Facility, $35.0 million of capped call purchases related to the issuance of our 2028 Notes, and $7.7 million paid to settle certain contingent consideration liabilities related to the Aran and Inomec acquisitions. The net cash inflow for 2022 included $160.0 million in borrowings on the revolving line of credit primarily to fund the Aran acquisition.
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
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of June 30, 2023. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of June 30, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended June 30, 2023, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 1A.RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6.EXHIBITS

Exhibit Number	Description

10.1#*	Integer Holdings Corporation Director Compensation Policy (most recently amended and restated May 24, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Extension Presentation Linkbase Document

101.DEF*	XBRL Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	July 27, 2023	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Diron Smith
Diron Smith
Vice President and Interim Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)