Form 10-Q
period 2023-09-29
Integer Holdings Corp
filed 2023-10-26
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of October 20, 2023 was: 33,326,647 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended September 29, 2023

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	September 29, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$32,142	$24,272
Accounts receivable, net of provision for credit losses of $0.4 million and $0.3 million, respectively	226,327	224,325
Inventories	232,158	208,766
Refundable income taxes	4,832	2,003
Contract assets	86,637	71,927
Prepaid expenses and other current assets	27,248	27,005
Total current assets	609,344	558,298
Property, plant and equipment, net	364,283	317,243
Goodwill	979,886	982,192
Other intangible assets, net	779,115	819,889
Deferred income taxes	6,398	6,247
Operating lease assets	67,418	74,809
Financing lease assets	8,352	8,852
Other long-term assets	24,553	26,856
Total assets	$2,839,349	$2,794,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$18,188
Accounts payable	108,351	110,780
Income taxes payable	2,282	10,923
Operating lease liabilities	9,977	10,362
Accrued expenses and other current liabilities	82,491	73,499
Total current liabilities	203,101	223,752
Long-term debt	941,383	907,073
Deferred income taxes	151,386	160,671
Operating lease liabilities	57,325	64,049
Financing lease liabilities	7,488	8,006
Other long-term liabilities	15,317	13,379
Total liabilities	1,376,000	1,376,930
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,326,647 and 33,169,778 shares issued and outstanding, respectively	33	33
Additional paid-in capital	721,283	731,393
Retained earnings	744,994	680,701
Accumulated other comprehensive income (loss)	(2,961)	5,329
Total stockholders’ equity	1,463,349	1,417,456
Total liabilities and stockholders’ equity	$2,839,349	$2,794,386
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$404,693	$342,680	$1,183,522	$1,003,673
Cost of sales	299,137	255,962	875,489	742,583
Gross profit	105,556	86,718	308,033	261,090
Operating expenses:
Selling, general and administrative	42,102	38,195	129,815	119,541
Research, development and engineering	14,539	16,123	50,514	47,077
Restructuring and other charges	840	3,142	3,887	10,010
Total operating expenses	57,481	57,460	184,216	176,628
Operating income	48,075	29,258	123,817	84,462
Interest expense	11,967	10,676	40,680	24,417
Loss on equity investments	3,451	2,887	3,472	5,611
Other (gain) loss, net	580	(1,300)	1,699	(932)
Income before taxes	32,077	16,995	77,966	55,366
Provision for income taxes	4,820	938	13,673	7,106
Net income	$27,257	$16,057	$64,293	$48,260

Earnings per share:
Basic	$0.82	$0.48	$1.93	$1.46
Diluted	$0.81	$0.48	$1.91	$1.45

Weighted average shares outstanding:
Basic	33,346	33,145	33,305	33,116
Diluted	33,774	33,336	33,679	33,329

Comprehensive Income (Loss)
Net income	$27,257	$16,057	$64,293	$48,260
Other comprehensive loss:
Foreign currency translation loss	(12,370)	(29,364)	(7,346)	(64,525)
Change in fair value of cash flow hedges, net of tax	(2,761)	45	(944)	2,732
Other comprehensive loss, net	(15,131)	(29,319)	(8,290)	(61,793)
Comprehensive income (loss), net	$12,126	$(13,262)	$56,003	$(13,533)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 29, 2023	September 30, 2022
Cash flows from operating activities:
Net income	$64,293	$48,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,116	68,645
Debt related charges included in interest expense	7,126	1,445
Inventory step-up amortization	—	798
Stock-based compensation	17,099	15,973
Non-cash lease expense	8,124	8,179
Non-cash loss on equity investments	3,472	5,611
Contingent consideration fair value adjustment	(526)	—
Other non-cash (gains) losses	(734)	3,373
Deferred income taxes	(5)	(969)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(58)	(33,496)
Inventories	(25,785)	(59,036)
Prepaid expenses and other assets	(1,473)	(1,255)
Contract assets	(14,863)	(7,698)
Accounts payable	(869)	25,524
Accrued expenses and other liabilities	7,401	(6,012)
Income taxes	(11,692)	(4,563)
Net cash provided by operating activities	124,626	64,779
Cash flows from investing activities:
Acquisition of property, plant and equipment	(82,885)	(43,098)
Proceeds from sale of property, plant and equipment	100	636
Acquisitions, net of cash acquired	—	(126,636)
Net cash used in investing activities	(82,785)	(169,098)
Cash flows from financing activities:
Principal payments of term loans	(415,938)	(11,437)
Proceeds from issuance of convertible notes, net of discount	486,250	—
Proceeds from revolving credit facility	294,603	160,000
Payments of revolving credit facility	(353,993)	(39,000)
Purchase of capped calls	(35,000)	—
Payment of debt issuance costs	(2,181)	—
Proceeds from the exercise of stock options	2,303	—
Tax withholdings related to net share settlements of restricted stock unit awards	(3,067)	(2,073)
Contingent consideration payments	(7,660)	(493)
Principal payments on finance leases	(854)	(585)
Net cash (used in) provided by financing activities	(35,537)	106,412
Effect of foreign currency exchange rates on cash and cash equivalents	1,566	209
Net increase in cash and cash equivalents	7,870	2,302
Cash and cash equivalents, beginning of period	24,272	17,885
Cash and cash equivalents, end of period	$32,142	$20,187
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Total stockholders’ equity, beginning balance	$1,445,655	$1,363,451	$1,417,456	$1,354,697

Common stock and additional paid-in capital
Balance, beginning of period	715,748	722,208	731,426	713,183
Stock awards exercised or vested	72	(147)	(959)	(2,073)
Stock-based compensation	5,496	5,022	17,099	15,973
Capped calls related to the issuance of convertible notes, net of tax	—	—	(26,250)	—
Balance, end of period	721,316	727,083	721,316	727,083
Retained earnings
Balance, beginning of period	717,737	646,527	680,701	614,324
Net income	27,257	16,057	64,293	48,260
Balance, end of period	744,994	662,584	744,994	662,584
Accumulated other comprehensive income (loss)
Balance, beginning of period	12,170	(5,284)	5,329	27,190
Other comprehensive loss	(15,131)	(29,319)	(8,290)	(61,793)
Balance, end of period	(2,961)	(34,603)	(2,961)	(34,603)

Total stockholders’ equity, ending balance	$1,463,349	$1,355,064	$1,463,349	$1,355,064
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
The third quarter and first nine months of 2023 ended on September 29 and consisted of 91 days and 272 days, respectively. The third quarter and first nine months of 2022 ended on September 30 and consisted of 91 days and 273 days, respectively.
Trade Accounts Receivable - Factoring Arrangements
During the first nine months of 2023, the Company entered into receivable factoring arrangements, pursuant to which certain receivables may be sold to financial institutions without recourse in exchange for cash. Transactions under the receivables factoring arrangements are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these arrangements, the Company does not maintain any beneficial interest in the receivables sold. Once sold, the receivables are no longer available to satisfy creditors in the event of bankruptcy. Sale proceeds are reflected in Cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows. Factoring fees are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three and nine months ended September 29, 2023, the Company sold, without recourse, accounts receivable of $47.1 million and $97.4 million, respectively. Factoring fees were $0.3 million and $0.7 million for the three and nine months ended September 29, 2023, respectively.
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
Pro Forma (unaudited) disclosures
The following table presents (in thousands) unaudited pro forma results of operations for the three and nine months ended September 30, 2022 as if Aran had been included in the Company’s financial results as of the beginning of fiscal year 2021, through the date of acquisition. The pro forma results include the historical results of operations of the Company and Aran, as well as adjustments for additional amortization of the assets acquired, additional interest expense related to the financing of the transactions and other transactional adjustments. The pro forma results do not include efficiencies, cost reductions or synergies expected to result from the acquisition. These pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Sales	$342,680	$1,009,036
Net income	16,057	50,285
Acquisition costs
Direct costs of this acquisition were not material for the three and nine months ended September 29, 2023. During the three and nine months ended September 30, 2022, direct costs of the Aran acquisition of $0.1 million and $2.4 million were expensed as incurred and included in Restructuring and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 29, 2023	September 30, 2022
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$11,806	$4,992
Supplemental lease disclosures:
Assets acquired under operating leases	912	11,817
(4.)    INVENTORIES
Inventories comprise the following (in thousands):

	September 29, 2023	December 31, 2022
Raw materials	$102,866	$98,640
Work-in-process	110,080	98,188
Finished goods	19,212	11,938
Total	$232,158	$208,766

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 29, 2023 were as follows (in thousands):

	Medical	Non- Medical	Total
December 31, 2022	$965,192	$17,000	$982,192
Foreign currency translation	(2,306)	—	(2,306)
September 29, 2023	$962,886	$17,000	$979,886
Intangible Assets
Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 29, 2023
Definite-lived:
Purchased technology and patents	$283,384	$(190,583)	$92,801
Customer lists	823,690	(241,879)	581,811
Amortizing tradenames and other	20,974	(6,759)	14,215
Total amortizing intangible assets	$1,128,048	$(439,221)	$688,827
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2022
Definite-lived:
Purchased technology and patents	$283,929	$(178,844)	$105,085
Customer lists	825,634	(216,546)	609,088
Amortizing tradenames and other	21,028	(5,600)	15,428
Total amortizing intangible assets	$1,130,591	$(400,990)	$729,601
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Cost of sales	$4,037	$3,980	$12,051	$11,662
Selling, general and administrative expenses	9,068	8,146	27,085	24,353
Total intangible asset amortization expense	$13,105	$12,126	$39,136	$36,015
Estimated future intangible asset amortization expense based on the carrying value as of September 29, 2023 is as follows (in thousands):

	Remainder of 2023	2024	2025	2026	2027	After 2027
Amortization Expense	$13,179	$51,436	$50,631	$48,800	$45,860	$478,921

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6.)     DEBT
Long-term debt comprises the following (in thousands):

	September 29, 2023			December 31, 2022
	Principal Amount	UnamortizedDiscounts and Issuance Costs	Net Carrying Amount	Principal Amount	UnamortizedDiscounts and Issuance Costs	Net Carrying Amount
Senior Secured Credit Facilities:
Revolving credit facilities	$81,247	$—	$81,247	$140,300	$—	$140,300
Term loan A	375,000	(1,776)	373,224	455,313	(2,172)	453,141
Term loan B	—	—	—	335,625	(3,805)	331,820
Convertible Senior Notes due 2028	500,000	(13,088)	486,912	—	—	—
Total	$956,247	$(14,864)	$941,383	$931,238	$(5,977)	$925,261
Current portion of long-term debt			—			(18,188)
Long-term debt			$941,383			$907,073
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
On February 15, 2023, the Company entered into a second amendment (the “Second Amendment”) to the 2021 Credit Agreement to, among other things: (i) increase the maximum borrowing capacity under the Revolving Credit Facility by $100 million from $400 million to $500 million, (ii) extend the maturity date for both the Revolving Credit Facility and the TLA Facility to February 15, 2028, (iii) allow for borrowings by the Company under the Revolving Credit Facility denominated in Euros, subject to a sublimit equal to 50% of the maximum borrowing capacity under the Revolving Credit Facility, (iv) replace the London Interbank Offered Rate (“LIBOR”) based reference interest rate option with a forward-looking term rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period plus an adjustment of 0.10% per annum (“Adjusted Term SOFR”), and (v) add carveouts to certain negative covenants included within the 2021 Credit Agreement to permit the expansion of capacity in Ireland by the Company and incur indebtedness related thereto.
The information provided below reflects the First Amendment and Second Amendment (collectively the “2023 Amendments”) described above. Details of our Long-term debt as of December 31, 2022 can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Revolving Credit Facility
The Revolving Credit Facility matures on February 15, 2028. As of September 29, 2023, the Company had available borrowing capacity on the Revolving Credit Facility of $415.3 million after giving effect to $81.2 million of outstanding borrowings and $3.5 million of outstanding standby letters of credit. Borrowings under the Revolving Credit Facility will bear interest at a rate of Adjusted Term SOFR, in relation to any loan in U.S. dollars, and the Euro Interbank Offered Rate (“EURIBOR”), in relation to any loan in Euros, plus a margin based on the Company’s Secured Net Leverage Ratio (as defined in the Senior Secured Credit Facilities agreement). In addition, the Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.15% and 0.25%, depending on the Company’s Secured Net Leverage Ratio. As of September 29, 2023, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 6.47% and the commitment fee on the unused portion of the Revolving Credit Facility was 0.18%.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6.)     DEBT (Continued)
Term Loan Facilities
The TLA Facility matures on February 15, 2028, and requires quarterly installments. The quarterly principal installments under the TLA Facility increase over the term of the loan. The interest rate terms for the TLA Facility are the same as those above for the Revolving Credit Facility borrowings in U.S. dollars. As of September 29, 2023, the interest rate on the TLA Facility was 6.92%.
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
Based on this assessment, $3.8 million of unamortized deferred debt issuance costs related to the Revolving Credit Facility and TLA Facility were deemed to be related to the issuance of new debt, or the modification of existing debt, and therefore will continue to be deferred and amortized over the term of the associated debt. The remaining $0.6 million of unamortized deferred debt issuance costs related to the Revolving Credit Facility and TLA Facility were deemed to be related to the extinguishment of debt and were expensed and included in Interest expense during the nine months ended September 29, 2023. Additionally, in connection with the full repayment of the TLB Facility and prepayments of portions of the TLA Facility, the Company incurred a $3.9 million loss on extinguishment of debt from the write-off of the remaining deferred debt issuance costs and original issue discount, which were expensed and included in Interest expense during the nine months ended September 29, 2023.
Covenants
The Senior Secured Credit Facilities agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require that (i) the Company maintain a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following qualified acquisitions, but shall not exceed 5.50:1.00 and (ii) the Company maintain an interest coverage ratio of at least 2.50:1.00. As of September 29, 2023, the Company was in compliance with these financial covenants.
Contractual maturities under the Senior Secured Credit Facilities for the remainder of 2023 and through maturity, excluding any discounts or premiums, as of September 29, 2023 are as follows (in thousands):

	Remainder of 2023	2024	2025	2026	2027	After 2027
Future minimum principal payments	$—	$—	$10,000	$27,500	$30,000	$888,747
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
As of September 29, 2023, the conditions allowing holders of the Convertible Notes to convert had not been met and, therefore, the Convertible Notes are classified as a long-term liability on the Condensed Consolidated Balance Sheets at September 29, 2023.
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
Fair Value of the 2028 Notes
The estimated fair value of the 2028 Notes was approximately $545 million as of September 29, 2023. The estimated fair value of the 2028 Notes was determined through consideration of quoted market prices. The fair value of the 2028 Notes are categorized in Level 2 of the fair value hierarchy.
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
Deferred Debt Issuance Costs and Discounts
The change in deferred debt issuance costs related to the Company’s Revolving Credit Facility is as follows (in thousands):

December 31, 2022	$2,387
Financing costs incurred	579
Write-off of deferred debt issuance costs	(260)
Amortization during the period	(401)
September 29, 2023	$2,305
The change in unamortized discount and deferred debt issuance costs related to the Term Loan Facilities and 2028 Convertible Senior Notes is as follows (in thousands):

	Deferred Debt Issuance Costs	Unamortized Discount	Total
December 31, 2022	$4,569	$1,408	$5,977
Financing costs incurred	1,602	13,750	15,352
Write-off of deferred debt issuance costs and unamortized discount	(2,867)	(1,391)	(4,258)
Amortization during the period	(492)	(1,715)	(2,207)
September 29, 2023	$2,812	$12,052	$14,864

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
Stock-based Compensation Expense
The classification of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Cost of sales	$865	$749	$3,127	$2,355
Selling, general and administrative	4,367	3,710	12,917	11,563
Research, development and engineering	250	209	978	872
Restructuring and other charges	14	354	77	1,183
Total stock-based compensation expense	$5,496	$5,022	$17,099	$15,973
Stock Options
The following table summarizes the Company’s stock option activity for the nine month period ended September 29, 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2022	240,622	$38.51
Exercised	(82,533)	35.00
Outstanding and exercisable at September 29, 2023	158,089	$40.35	3.2	$6.0
Time-Based Restricted Stock Units
Most RSUs granted to employees during the nine months ended September 29, 2023 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. RSUs are issued to members of the Board as a portion of their annual retainer and vest quarterly over a period of one year. The grant-date fair value of all RSUs is equal to the closing market price of Integer common stock on the date of grant.
The following table summarizes RSU activity for the nine month period ended September 29, 2023:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	291,929	$77.58
Granted	231,604	75.77
Vested	(110,674)	79.00
Forfeited	(45,748)	72.12
Nonvested at September 29, 2023	367,111	$76.69

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
The following table summarizes PRSU activity for the nine month period ended September 29, 2023:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	263,906	$90.29
Granted	105,757	74.32
Vested	(24,427)	107.26
Forfeited	(62,396)	83.39
Nonvested at September 29, 2023	282,840	$84.38
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

	Nine Months Ended
	September 29, 2023	September 30, 2022
Weighted average fair value	$74.29	$97.58
Risk-free interest rate	3.79%	1.58%
Expected volatility	46%	42%
Expected life (in years)	3.0	3.9
Expected dividend yield	—%	—%
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
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Restructuring charges	$35	$1,919	$2,035	$3,017
Acquisition and integration costs	777	597	1,715	5,866
Other general expenses	28	626	137	1,127
Total restructuring and other charges	$840	$3,142	$3,887	$10,010
The following table comprises restructuring and restructuring-related charges by classification in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Restructuring charges:
Restructuring and other charges	$35	$1,919	$2,035	$3,017
Restructuring-related expenses(a):
Cost of sales	404	455	1,097	789
Selling, general and administrative	243	563	1,830	1,265
Research, development and engineering	21	321	662	824
Total restructuring and restructuring-related charges	$703	$3,258	$5,624	$5,895
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
Manufacturing alignment to support growth
The Company’s manufacturing alignment to support growth initiatives are designed to reduce costs and improve operating efficiencies by relocating certain manufacturing operations.
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence	Strategic reorganization and alignment	Manufacturing alignment to support growth	Total
December 31, 2022	$232	$2,134	$—	$2,366
Charges incurred, net of reversals	735	989	311	2,035
Cash payments	(869)	(2,610)	—	(3,479)
September 29, 2023	$98	$513	$311	$922
Acquisition and integration
Acquisition and integration costs primarily consist of professional fees and other costs related to business acquisitions. During the nine months ended September 29, 2023, acquisition and integration costs of $1.7 million included expenses primarily related to the integration of Oscor and Aran. During the nine months ended September 30, 2022, acquisition and integration costs of $5.9 million included expenses primarily related to the acquisitions of Oscor and Aran. Acquisition and integration costs for the nine months ended September 29, 2023 and September 30, 2022, included a benefit of $0.5 million and $0.3 million, respectively, to adjust the fair value of acquisition-related contingent consideration liabilities. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
Other general expenses
During the nine months ended September 29, 2023 and September 30, 2022, the Company recorded expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies.

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
The Company’s effective tax rate for the third quarter of 2023 was 15.0% on $32.1 million of income before taxes compared to 5.5% on $17.0 million of income before taxes for the same period in 2022. The Company’s effective tax rate for the nine months ended September 29, 2023 was 17.5% on $78.0 million of income before taxes compared to 12.8% on $55.4 million of income before taxes for the same period of 2022. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the third quarter and first nine months of 2023 and 2022 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the Foreign Derived Intangible Income (“FDII”) deduction, the availability of tax credits, and the recognition of certain discrete tax items. For the third quarter and first nine months of 2023, the Company recorded discrete tax benefits of $0.8 million and $0.4 million, respectively. For the third quarter and first nine months of 2022, the Company recorded discrete tax benefits of $0.7 million and $0.2 million, respectively. The discrete tax benefits for the third quarter and first nine months of 2023 is predominately related to favorable return to provision adjustments attributable to the 2022 U.S. tax return. The remainder of the discrete tax amounts relate predominately to excess tax benefits recognized upon vesting of RSUs during those periods partially offset by tax expense from shortfalls recorded for the forfeiture of certain PRSUs, as well as unfavorable return to provision adjustments attributable to certain foreign tax returns for the 2022 tax year. The discrete tax benefits for the third quarter and first nine months of 2022 are predominately related to favorable return to provision adjustments attributable to the 2021 tax year. The remainder of the discrete tax benefits predominately relate to excess tax benefits recognized upon vesting of RSUs during those periods and/or tax shortfalls recorded for the forfeiture of certain PRSUs.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of September 29, 2023, the Company had unrecognized tax benefits of approximately $8.1 million, of which approximately $8.0 million would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized. As of September 29, 2023, the Company believes it is reasonably possible that a reduction of approximately $1.9 million of the balance of unrecognized tax benefits may occur within the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements.
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
Product Warranties
The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The product warranty liability is presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The change in product warranty liability comprised the following (in thousands):

December 31, 2022	$77
Additions to warranty reserve, net of reversals	(2)
September 29, 2023	$75

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(11.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Numerator for basic and diluted EPS:
Net income	$27,257	$16,057	$64,293	$48,260

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	33,346	33,145	33,305	33,116
Dilutive effect of share-based awards	428	191	374	213
Weighted average shares outstanding - Diluted	33,774	33,336	33,679	33,329

Basic EPS	$0.82	$0.48	$1.93	$1.46
Diluted EPS	$0.81	$0.48	$1.91	$1.45
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
RSUs	—	30	1	13
PRSUs	83	162	100	164
The dilutive effect for the Company's 2028 Notes is calculated using the if-converted method. The Company is required, pursuant to the Indenture governing the 2028 Notes, to settle the principal amount of the 2028 Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the 2028 Notes are converted. Because the average closing price of the Company's common stock for the three months ended September 29, 2023, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $87.20, all associated shares were antidilutive.
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
See Note 6 “Debt” for additional information related to 2028 Notes and Capped Calls.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(12.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of common stock issued and outstanding for the nine month periods ended September 29, 2023 and September 30, 2022:

	Nine Months Ended
	September 29, 2023	September 30, 2022
Shares outstanding at beginning of period	33,169,778	33,063,336
Stock options exercised	72,125	—
Vesting of RSUs, net of shares withheld to cover taxes	84,744	67,657
Shares outstanding at end of period	33,326,647	33,130,993
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) (“AOCI”) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
June 30, 2023	$(346)	$4,060	$9,174	$12,888	$(718)	$12,170
Unrealized loss on cash flow hedges	—	(1,534)	—	(1,534)	321	(1,213)
Realized gain on foreign currency hedges	—	(1,960)	—	(1,960)	412	(1,548)
Foreign currency translation loss	—	—	(12,370)	(12,370)	—	(12,370)
September 29, 2023	$(346)	$566	$(3,196)	$(2,976)	$15	$(2,961)

December 31, 2022	$(346)	$1,760	$4,150	$5,564	$(235)	$5,329
Unrealized gain on cash flow hedges	—	4,038	—	4,038	(849)	3,189
Realized gain on foreign currency hedges	—	(3,970)	—	(3,970)	834	(3,136)
Realized gain on interest rate swap hedge	—	(1,262)	—	(1,262)	265	(997)
Foreign currency translation loss	—	—	(7,346)	(7,346)	—	(7,346)
September 29, 2023	$(346)	$566	$(3,196)	$(2,976)	$15	$(2,961)

July 1, 2022	$(890)	$1,110	$(5,441)	$(5,221)	$(63)	$(5,284)
Unrealized loss on cash flow hedges	—	(150)	—	(150)	32	(118)
Realized loss on foreign currency hedges	—	211	—	211	(44)	167
Realized gain on interest rate swap hedge	—	(4)	—	(4)	—	(4)
Foreign currency translation loss	—	—	(29,364)	(29,364)	—	(29,364)
September 30, 2022	$(890)	$1,167	$(34,805)	$(34,528)	$(75)	$(34,603)

December 31, 2021	$(890)	$(2,291)	$29,720	$26,539	$651	$27,190
Unrealized gain on cash flow hedges	—	2,415	—	2,415	(507)	1,908
Realized gain on foreign currency hedges	—	(246)	—	(246)	52	(194)
Realized loss on interest rate swap hedge	—	1,289	—	1,289	(271)	1,018
Foreign currency translation loss	—	—	(64,525)	(64,525)	—	(64,525)
September 30, 2022	$(890)	$1,167	$(34,805)	$(34,528)	$(75)	$(34,603)

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 29, 2023
Assets: Foreign currency hedging contracts	$1,738	$—	$1,738	$—
Liabilities: Foreign currency hedging contracts	1,172	—	1,172	—
Liabilities: Contingent consideration	294	—	—	294

December 31, 2022
Assets: Interest rate swap	$1,262	$—	$1,262	$—
Assets: Foreign currency hedging contracts	521	—	521	—
Liabilities: Foreign currency hedging contracts	23		23
Liabilities: Contingent consideration	11,756	—	—	11,756

Derivatives Designated as Hedging Instruments
Interest Rate Swaps
The Company may periodically enter into interest rate swap agreements in order to reduce the cash flow risk caused by interest rate changes on its outstanding floating rate borrowings. Under these swap agreements, the Company pays a fixed rate of interest and receives a floating rate.
The Company had no outstanding interest rate swaps as of September 29, 2023. Information regarding the Company’s outstanding interest rate swap, designated as a cash flow hedge, as of December 31, 2022 is as follows (dollars in thousands):

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
Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of September 29, 2023 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$9,076	Dec 2023	0.0478	MXN Peso	$1,738	Prepaid expenses and other current assets
54,223	Sep 2024	1.0865	Euro	(1,054)	Accrued expenses and other current liabilities
4,733	Dec 2023	0.0263	UYU Peso	(53)	Accrued expenses and other current liabilities
3,672	Dec 2024	1.0994	Euro	(65)	Other long-term liabilities
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
The following tables present the effect of cash flow hedge derivative instruments on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 29, 2023 and September 30, 2022 (in thousands):

	Three Months Ended
	September 29, 2023		September 30, 2022
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$404,693	$53	$342,680	$(876)
Cost of sales	299,137	1,916	255,962	563
Operating expenses	57,481	(9)	57,460	102
Interest expense	11,967	—	10,676	4

	Nine Months Ended
	September 29, 2023		September 30, 2022
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$1,183,522	$(81)	$1,003,673	$(1,301)
Cost of sales	875,489	4,008	742,583	1,309
Operating expenses	184,216	43	176,628	238
Interest expense	40,680	1,262	24,417	(1,289)

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income (Loss)	Three Months Ended
	September 29, 2023	September 30, 2022		September 29, 2023	September 30, 2022
Interest rate swap	$—	$678	Interest expense	$—	$4
Foreign exchange contracts	(1,690)	(847)	Sales	53	(876)
Foreign exchange contracts	218	91	Cost of sales	1,916	563
Foreign exchange contracts	(62)	(72)	Operating expenses	(9)	102

	Nine Months Ended		Location in Statements of Operations and Comprehensive Income (Loss)	Nine Months Ended
	September 29, 2023	September 30, 2022		September 29, 2023	September 30, 2022
Interest rate swap	$—	$3,204	Interest expense	$1,262	$(1,289)
Foreign exchange contracts	(1,177)	(2,528)	Sales	(81)	(1,301)
Foreign exchange contracts	5,232	1,456	Cost of sales	4,008	1,309
Foreign exchange contracts	(17)	283	Operating expenses	43	238

The Company expects to reclassify net gains totaling $0.6 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
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
As of September 29, 2023, the Company had a €22 million borrowing on the Revolving Credit Facility that was designated as a net investment hedge on a portion of the Company’s net investments in certain of its entities with functional currencies denominated in the Euro. There were no net investment hedges outstanding at December 31, 2022.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At September 29, 2023 and December 31, 2022, the Company had total gross notional amounts of $20.0 million and $12.0 million, respectively, of foreign currency contracts outstanding that were not designated as hedges. The fair value of derivatives not designated as hedges was not material for any period presented. Net gains/losses on foreign currency contracts not designated as hedging instruments are included in Other (gain) loss, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recorded net losses of $0.6 million and $0.7 million, respectively, for the three and nine months ended September 29, 2023, compared to gains of $0.9 million and $1.6 million, respectively, for the three and nine months ended September 30, 2022, respectively. Each of the foreign currency contracts not designated as hedging instruments will have approximately offsetting effects from the underlying intercompany loans subject to foreign exchange remeasurement.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three and nine months ended September 29, 2023 and September 30, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Fair value measurement at beginning of period	$555	$9,072	$11,756	$2,415
Amount recorded for current year acquisitions	—	—	—	7,375
Fair value measurement adjustment	(261)	(347)	(526)	(293)
Payments	—	—	(11,177)	(493)
Foreign currency translation	—	(453)	241	(732)
Fair value measurement at end of period	$294	$8,272	$294	$8,272
On October 7, 2019, the Company acquired certain assets and liabilities of US BioDesign, LLC (“USB”), a privately-held developer and manufacturer of complex braided biomedical structures for disposable and implantable medical devices. As of September 29, 2023 and December 31, 2022, the Company assessed the probability of meeting the required revenue threshold as unlikely and determined the fair value of the contingent consideration liability relating to the acquisition of USB was zero. The final earnout period under the asset purchase agreement for USB ends on December 31, 2023. During the nine months ended September 30, 2022, the Company made a $0.5 million payment associated with the USB acquisition, resulting from achievement of revenue-based goals for the period from January 1, 2021 to December 31, 2021.
On February 19, 2020, the Company acquired certain assets and liabilities of InoMec Ltd. (“InoMec”), a privately-held company based in Israel that specializes in the research, development and manufacturing of medical devices, including minimally invasive tools, delivery systems, tubing and catheters, surgery tools, drug-device combination, laser combined devices, and tooling and production. As of September 29, 2023 and December 31, 2022, the fair value of the contingent consideration liability relating to the acquisition of InoMec was $0.3 million and $1.1 million, respectively. During the nine months ended September 29, 2023, the Company made a $0.3 million payment associated with the InoMec acquisition, resulting from achievement of revenue-based goals for the period from March 1, 2022 to February 28, 2023. The final earnout period under the asset purchase agreement for InoMec ends on February 29, 2024. The remaining maximum potential undiscounted payout for the contingent consideration liability relating to the acquisition of InoMec is $0.9 million.
On April 6, 2022, the Company acquired Aran. See Note 2 “Business Acquisitions” for additional information about the Aran acquisition and related contingent consideration. During the nine months ended September 29, 2023, the Company made a $10.9 million payment associated with the final earnout period under the asset purchase agreement for Aran, resulting from achievement of the maximum revenue-based goals for the year ended December 31, 2022. As of December 31, 2022, the fair value of the contingent consideration liability relating to the acquisition of Aran was $10.9 million.
The contingent consideration at September 29, 2023 is the estimated fair value of the Company’s remaining obligations under the asset purchase agreements for InoMec and USB. As of September 29, 2023, contingent consideration liabilities of $0.3 million are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2022, the current portion of contingent consideration liabilities included in Accrued expenses and other current liabilities was $11.2 million and the non-current portion included in Other long-term liabilities was $0.6 million.

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
Equity investments comprise the following (in thousands):

	September 29, 2023	December 31, 2022
Equity method investment	$8,032	$8,252
Non-marketable equity securities	2,385	5,637
Total equity investments	$10,417	$13,889
The components of Loss on equity investments for each period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Equity method investment loss	$199	$2,887	$220	$5,611
Impairment charges	3,252	—	3,252	—
Total loss on equity investments, net	$3,451	$2,887	$3,472	$5,611
During the third quarter of 2023, the Company determined that an investment in one of its non-marketable equity securities was impaired and determined the fair value to be zero based upon available information. An impairment charge of $3.3 million was recognized during the third quarter of 2023. This assessment was based on qualitative indications of impairment which are considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. Factors that significantly influenced the determination of the impairment loss included the investee’s financial condition, operational and financing cash flow activities, and priority claims to the equity security, distributions rights and preferences.
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of September 29, 2023, the Company owned 7.5% of this fund.

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
The following table presents sales by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Segment sales by product line:
Medical
Cardio & Vascular	$214,003	$174,131	$613,700	$513,772
Cardiac Rhythm Management & Neuromodulation	159,221	130,631	457,771	389,900
Advanced Surgical, Orthopedics & Portable Medical	22,678	26,150	77,808	69,101
Total Medical	395,902	330,912	1,149,279	972,773
Non-Medical	8,791	11,768	34,243	30,900
Total sales	$404,693	$342,680	$1,183,522	$1,003,673
The following table presents income for the Company’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Segment income:
Medical	$73,687	$49,176	$196,990	$147,904
Non-Medical	(905)	1,818	3,399	4,108
Total segment income	72,782	50,994	200,389	152,012
Unallocated operating expenses	(24,707)	(21,736)	(76,572)	(67,550)
Operating income	48,075	29,258	123,817	84,462
Unallocated expenses, net	(15,998)	(12,263)	(45,851)	(29,096)
Income before taxes	$32,077	$16,995	$77,966	$55,366

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
Revenue recognized from products and services transferred to customers over time represented 31% and 28% of total revenue for the three and nine months ended September 29, 2023, compared to 28% and 30%, respectively, for the three and nine months ended September 30, 2022. Substantially all of the revenue recognized from products and services transferred to customers over time during the periods presented was within the Medical segment.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended
	September 29, 2023		September 30, 2022
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	18%	*	18%	*
Customer B	15%	*	16%	*
Customer C	14%	*	13%	*
Customer D	*	17%	*	25%
Customer E	*	14%	*	*
Customer F	*	*	*	15%
All other customers	53%	69%	53%	60%

	Nine Months Ended
	September 29, 2023		September 30, 2022
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	18%	*	18%	*
Customer B	16%	*	17%	*
Customer C	14%	*	13%	*
Customer D	*	20%	*	33%
All other customers	52%	80%	52%	67%
__________
* Less than 10% of segment’s total revenues for the period.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(15.)    REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped.

	Three Months Ended
	September 29, 2023		September 30, 2022
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	56%	61%	54%	74%
Canada	*	13%	*	*
All other countries	44%	26%	46%	26%

	Nine Months Ended
	September 29, 2023		September 30, 2022
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	56%	62%	54%	70%
Canada	*	11%	*	*
All other countries	44%	27%	46%	30%
__________
* Less than 10% of segment’s total revenues for the period.
Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	September 29, 2023	December 31, 2022
Contract assets	$86,637	$71,927
Contract liabilities	5,818	5,616
During the three and nine months ended September 29, 2023, the Company recognized $0.4 million and $3.1 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2022. During the three and nine months ended September 30, 2022, the Company recognized $0.5 million and $2.2 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2021.
(16.)    SUBSEQUENT EVENT
On October 1, 2023, the Company acquired certain assets of InNeuroCo, Inc. (“ InNeuroCo”) in an all cash transaction for $42 million, subject to customary working capital adjustments, with up to $13.5 million of contingent consideration payable based on specified revenue growth milestones being met through 2027, and a one-time contingent payment to be made based on cumulative revenue amounts through 2027 exceeding a specified revenue target. The Company funded the purchase price with borrowings under its Revolving Credit Facility during the fourth quarter of 2023.
InNeuroCo, a privately-held company based in Florida, is a recognized leader in neurovascular catheter innovation with strong development and manufacturing capabilities. InNeuroCo’s expertise and highly differentiated neurovascular catheter innovation complements the Company’s existing capabilities and market focus. Consistent with the Company’s strategy, the addition of InNeuroCo further increases Integer’s ability to provide enhanced solutions to its customers in the neurovascular catheter space.
For segment reporting purposes, the results of operations and assets from this acquisition will be included in the Company’s Medical segment. In addition to assets acquired and liabilities assumed, the Company expects to allocate the purchase price to identifiable intangible assets such as developed technology and customer relationships. The Company expects to determine the preliminary purchase price allocation prior to the end of the fourth quarter of 2023. Goodwill arising from the acquisition is tax deductible.

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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors and other risks and uncertainties that arise from time to time are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in our other periodic filings with the SEC and include the following:
•operational risks, such as the duration, scope and impact of global supply chain issues and the military conflicts between Russia and Ukraine and between Israel and Hamas, including the evolving economic, social and governmental environments and their effect on our suppliers and customers as well as the global economy; our dependence upon a limited number of customers; pricing pressures that we face from customers; our reliance on third party suppliers for raw materials, key products and subcomponents; our ability to attract, train and retain a sufficient number of qualified associates; the potential for harm to our reputation caused by quality problems related to our products; the dependence of our energy market-related revenues on the conditions in the oil and natural gas industry; interruptions in our manufacturing operations; our dependence upon our information technology systems and our ability to prevent cyber-attacks and other failures; our dependence upon our senior management team and technical personnel; and global climate change and the emphasis on ESG matters by various stakeholders;
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
The third quarter and first nine months of 2023 ended on September 29 and consisted of 91 days and 272 days, respectively. The third quarter and first nine months of 2022 ended on September 30 and consisted of 91 days and 273 days, respectively.
Impact of Global Events
Global economic challenges, including the impact of the military conflicts between Russia and Ukraine and between Israel and Hamas, severe and sustained inflation, a rising interest rate environment, fluctuations in global currencies, and supply chain disruptions may continue to cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and product line, but specific impacts to our business include increased borrowing costs, labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, and delays in shipments to and from certain countries. We monitor economic conditions closely. In response to potential reductions in revenue, we can take actions to align our cost structure with changes in demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions and other developments.
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
Subsequent to the end of the third quarter, on October 1, 2023, we acquired certain assets of InNeuroCo, Inc. (“ InNeuroCo”). InNeuroCo is a recognized leader in neurovascular catheter innovation with strong development and manufacturing capabilities. InNeuroCo’s expertise and highly differentiated neurovascular catheter innovation complements our existing capabilities and market focus. Consistent with our strategy, the addition of InNeuroCo further increases our ability to provide enhanced solutions to our customers in the neurovascular catheter space. As the InNeuroCo acquisition occurred subsequent to the end of the third quarter, the assets acquired and results of operations are not included below in management's discussion and analysis.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
See Note 16 “Subsequent Event” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information related to the acquisition of InNeuroCo, Inc.
Financial Overview
Net income for the third quarter and first nine months of 2023 was $27.3 million, or $0.81 per diluted share, and $64.3 million, or $1.91 per diluted share, respectively, compared to $16.1 million, or $0.48 per diluted share, and $48.3 million, or $1.45 per diluted share for the third quarter and first nine months of 2022, respectively. These variances are primarily the result of the following:
•Sales for the third quarter and first nine months of 2023 increased $62.0 million and $179.8 million, respectively, when compared to the same periods in 2022, driven by our Medical product lines with strong demand, new product ramps, growth from emerging customers with PMA (premarket approval) products and supply chain improvements.
•Gross profit for the third quarter and first nine months of 2023 increased $18.8 million and $46.9 million, respectively, primarily from higher sales volume leverage and efficiency improvements from an improving supply chain environment.
•Operating expenses for the third quarter of 2023 were flat compared to the third quarter last year and increased $7.6 million when comparing the first nine months of 2023 to the same period in 2022, primarily due to higher labor costs, amortization expense and bank fees, partially offset by lower restructuring and other charges.
•Interest expense for the third quarter and first nine months of 2023 increased $1.3 million and $16.3 million, respectively, compared to the same periods in 2022, due to higher interest rates, higher average debt outstanding and higher losses from extinguishment of debt.
•During the third quarter and first nine months of 2023, we recognized a loss on equity investments of $3.5 million, compared to losses of $2.9 million and $5.6 million, respectively, for the third quarter and first nine months of 2022. Gains and losses on equity investments are generally unpredictable in nature.
•Other (gain) loss, net for the third quarter and first nine months of 2023 were losses of $0.6 million and $1.7 million, respectively, compared to gains of $1.3 million and $0.9 million, respectively, for the third quarter and first nine months of 2022, primarily due to fluctuations in foreign currency gains and losses in the respective periods.
•We recorded provisions for income taxes for the third quarter and first nine months of 2023 of $4.8 million and $13.7 million, respectively, compared with provisions for income taxes of $0.9 million and $7.1 million, respectively, for the third quarter and first nine months of 2022. The change in income tax expense was primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	September 29,	September 30,	Change
	2023	2022	$	%
Medical Sales:
Cardio & Vascular	$214,003	$174,131	$39,872	22.9%
Cardiac Rhythm Management & Neuromodulation	159,221	130,631	28,590	21.9%
Advanced Surgical, Orthopedics & Portable Medical	22,678	26,150	(3,472)	(13.3)%
Total Medical Sales	395,902	330,912	64,990	19.6%
Non-Medical	8,791	11,768	(2,977)	(25.3)%
Total sales	404,693	342,680	62,013	18.1%
Cost of sales	299,137	255,962	43,175	16.9%
Gross profit	105,556	86,718	18,838	21.7%
Gross profit as a % of sales	26.1%	25.3%
Operating expenses:
Selling, general and administrative (“SG&A”)	42,102	38,195	3,907	10.2%
SG&A as a % of sales	10.4%	11.1%
Research, development and engineering (“RD&E”)	14,539	16,123	(1,584)	(9.8)%
RD&E as a % of sales	3.6%	4.7%
Restructuring and other charges	840	3,142	(2,302)	(73.3)%
Total operating expenses	57,481	57,460	21	—%
Operating income	48,075	29,258	18,817	64.3%
Operating expense as a % of sales	14.2%	16.8%
Operating income as a % of sales	11.9%	8.5%
Interest expense	11,967	10,676	1,291	12.1%
Loss on equity investments	3,451	2,887	564	19.5%
Other (gain) loss, net	580	(1,300)	1,880	(144.6)%
Income before taxes	32,077	16,995	15,082	88.7%
Provision for income taxes	4,820	938	3,882	413.9%
Effective tax rate	15.0%	5.5%
Net income	$27,257	$16,057	$11,200	69.8%
Net income as a % of sales	6.7%	4.7%
Diluted earnings per share	$0.81	$0.48	$0.33	68.8%

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine Months Ended
	September 29,	September 30,	Change
	2023	2022	$	%
Medical Sales:
Cardio & Vascular	$613,700	$513,772	$99,928	19.4%
Cardiac Rhythm Management & Neuromodulation	457,771	389,900	67,871	17.4%
Advanced Surgical, Orthopedics & Portable Medical	77,808	69,101	8,707	12.6%
Total Medical Sales	1,149,279	972,773	176,506	18.1%
Non-Medical	34,243	30,900	3,343	10.8%
Total Sales	1,183,522	1,003,673	179,849	17.9%
Cost of sales	875,489	742,583	132,906	17.9%
Gross profit	308,033	261,090	46,943	18.0%
Gross profit as a % of sales	26.0%	26.0%
Operating expenses:
SG&A	129,815	119,541	10,274	8.6%
SG&A as a % of sales	11.0%	11.9%
RD&E	50,514	47,077	3,437	7.3%
RD&E as a % of sales	4.3%	4.7%
Restructuring and other charges	3,887	10,010	(6,123)	(61.2)%
Total operating expenses	184,216	176,628	7,588	4.3%
Operating income	123,817	84,462	39,355	46.6%
Operating expense as a % of sales	15.6%	17.6%
Operating income as a % of sales	10.5%	8.4%
Interest expense	40,680	24,417	16,263	66.6%
Loss on equity investments	3,472	5,611	(2,139)	(38.1)%
Other (gain) loss, net	1,699	(932)	2,631	(282.3)%
Income before taxes	77,966	55,366	22,600	40.8%
Provision for income taxes	13,673	7,106	6,567	92.4%
Effective tax rate	17.5%	12.8%
Net income	$64,293	$48,260	$16,033	33.2%
Net income as a % of sales	5.4%	4.8%
Diluted earnings per share	$1.91	$1.45	$0.46	31.7%

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales
For the third quarter and first nine months of 2023, Cardio & Vascular (“C&V”) sales increased $39.9 million, or 23%, and $99.9 million, or 19%, respectively, versus the comparable 2022 periods. The increase in C&V sales for the third quarter and first nine months of 2023 was driven by continued strong demand across all markets, growth in key products such as guidewires, new product ramps in electrophysiology and structural heart, and supply chain improvements. Foreign currency exchange rate fluctuations increased C&V sales for the third quarter and first nine months of 2023 by $1.1 million and $0.8 million, in comparison to the 2022 periods, primarily due to U.S. dollar fluctuations relative to the Euro.
For the third quarter and first nine months of 2023, Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales increased $28.6 million, or 22%, and $67.9 million, or 17%, respectively, versus the comparable 2022 periods, with double-digit growth in both CRM and Neuromodulation, driven by strong demand, including double-digit growth from emerging customers with PMA products, and supply chain improvements. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales during the third quarter and first nine months of 2023 in comparison to 2022.
Advanced Surgical, Orthopedic & Portable Medical (“AS&O”) sales for the third quarter and first nine months of 2023 decreased $3.5 million, or 13%, and increased $8.7 million or 13%, respectively, versus the comparable 2022 periods, driven by execution of the planned multi-year Portable Medical exit announced in 2022 and a decline in Advanced Surgical and Orthopedics. Foreign currency exchange rate fluctuations did not have a material impact on AS&O sales during the third quarter and first nine months of 2023 in comparison to the 2022 periods.
For the third quarter and first nine months of 2023, Non-Medical sales decreased $3.0 million, or 25%, and increased $3.3 million, or 11%, respectively, versus the comparable 2022 periods. The third quarter of 2023 sales reflect a return to the normal run-rate after higher sales in previous quarters from the supply chain recovery. Foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the third quarter and first nine months of 2023 in comparison to the 2022 periods.
Gross Profit

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Gross profit (in thousands)	$105,556	$86,718	308,033	261,090
Gross margin	26.1%	25.3%	26.0%	26.0%
Gross profit as a percent of sales (“Gross margin”) for the third quarter of 2023 increased 80 basis points compared to the third quarter last year and was flat when comparing the first nine months of 2023 to the comparable 2022 period. The improved quarter over quarter gross margin was primarily due to higher sales volume leverage and efficiency improvements from an improving supply chain environment.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Three Months Ended
	September 29, 2023	September 30, 2022	Change
Compensation and benefits(a)	$21,178	$19,766	$1,412
Amortization expense(b)	9,275	8,299	976
Professional fees(c)	3,746	3,385	361
Contract services(d)	2,923	2,686	237
Bank fees and charges(e)	976	249	727
All other SG&A	4,004	3,810	194
Net increase in SG&A expenses	$42,102	$38,195	$3,907

	Nine Months Ended
	September 29, 2023	September 30, 2022	Change
Compensation and benefits(a)	$67,825	$64,936	$2,889
Amortization expense(b)	27,680	24,699	2,981
Professional fees(c)	11,075	9,652	1,423
Contract services(d)	8,607	7,285	1,322
Bank fees and charges(e)	2,167	652	1,515
All other SG&A	12,461	12,317	144
Net increase in SG&A expenses	$129,815	$119,541	$10,274
__________
(a)Compensation and benefits expense increased during the third quarter and first nine months of 2023. The increases were primarily due to annual merit increases and higher incentive compensation, partially offset by lower headcount.
(b)Amortization expense increased during the third quarter and first nine months of 2023 compared to the same periods of 2022 primarily due to increased amortization relating to our Aran and Oscor customer list intangible assets.
(c)Professional fees increased during the third quarter and first nine months of 2023 primarily due to increased costs associated with third-party information technology services.
(d)Contract services expense increased during the third quarter and first nine months of 2023 compared to the same periods of 2022 primarily due to higher software costs from information technology enhancements.
(e)The increase in bank fees and charges during the third quarter and first nine months of 2023 was driven by increased factoring and supplier financing fees primarily due to the launch of accounts receivable factoring arrangements during the first nine months of of 2023.
RD&E
RD&E expense for the third quarter and first nine months of 2023 was $14.5 million and $50.5 million, respectively, compared to $16.1 million and $47.1 million, respectively, for the third quarter and first nine months of 2022. The decrease in RD&E expense during the third quarter of 2023 compared to the same period in 2022, was primarily due to the timing of RD&E associates supporting product development contracts with customers. The increase in RD&E expense during first nine months of 2023 compared to the same period in 2022, was primarily due to higher labor costs attributed to annual merit increases and higher incentive compensation. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

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
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Restructuring charges(a)	$35	$1,919	$2,035	$3,017
Acquisition and integration costs(b)	777	597	1,715	5,866
Other general expenses(c)	28	626	137	1,127
Total restructuring and other charges	$840	$3,142	$3,887	$10,010
__________
(a)Restructuring charges for the first nine months of 2023 and 2022 primarily consist of termination benefits associated with our operational excellence and strategic reorganization and alignment initiatives.
(b)Amounts include expenses related to the purchase of certain assets and liabilities from business acquisitions. Acquisition and integration costs for the first nine months of 2023 and 2022 include a benefit of $0.5 million and $0.3 million, respectively, to adjust the fair value of acquisition-related contingent consideration liabilities. See Note 13 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration. Amounts for 2022 primarily include expenses related to the Aran and Oscor acquisitions.
(c)Amounts include expenses related to other initiatives not described above, which relate primarily to integration and operational initiatives to reduce future costs and improve efficiencies.
Refer to Note 8 “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense is as follows (dollars in thousands):

	Three Months Ended
	September 29, 2023		September 30, 2022		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$10,939	4.42%	$10,102	4.24%	$837	18
Gain on interest rate swap	—	—	(4)	—	4	—
Amortization of deferred debt issuance costs and original issue discount	921	0.45	482	0.23	439	22
Losses from extinguishment of debt	87	0.04	—	—	87	4
Interest expense on borrowings	11,947	4.91%	10,580	4.47%	1,367	44
Other interest expense	20		96		(76)
Total interest expense	$11,967		$10,676		$1,291

	Nine Months Ended
	September 29, 2023		September 30, 2022		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$34,560	4.60%	$21,428	3.09%	$13,132	151
(Gain) loss on interest rate swap	(1,262)	(0.16)	1,289	0.19	(2,551)	(35)
Amortization of deferred debt issuance costs and original issue discount	2,608	0.41	1,445	0.23	1,163	18
Losses from extinguishment of debt	4,518	0.62	—	—	4,518	62
Interest expense on borrowings	40,424	5.47%	24,162	3.51%	16,262	196
Other interest expense	256		255		1
Total interest expense	$40,680		$24,417		$16,263
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
Other components of interest expense on borrowings include gains and losses on interest rate swaps and non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Interest rate swap includes realized (gains) losses on our interest rate swap contract which fluctuate depending on the spread between the rate swap contract fixed rate and senior secured credit facility floating rate. Our outstanding interest rate swap matured as of June 30, 2023. Amortization of deferred debt issuance costs and original issue discount increased during 2023 compared to the same periods in 2022 as a result of higher unamortized balances related to new debt. The losses from extinguishment of debt during the first nine months of 2023 were related to prepayments of portions of the Term Loan A facility and full repayment of our Term Loan B facility in connection with issuance of the convertible notes. We had no losses from extinguishment of debt during the first nine months of 2022.
As of September 29, 2023 and December 31, 2022, approximately 52% and 11%, respectively, of our principal amount of debt are fixed rate borrowings or have been converted to fixed-rate borrowings with an interest rate swap.  During February 2023, we strategically replaced about half of our variable rate debt with fixed rate debt through the issuance of the 2028 Notes at a fixed rate of 2.125% and paying down our highest rate variable debt, the Term Loan B facility, and a portion of our Revolving Credit Facility. These transactions are expected to mitigate increased borrowing costs and result in a more balanced mix of fixed and floating rates to help protect against interest rate exposure. We may enter into interest rate swap agreements in order to reduce our exposure to fluctuations in floating rates.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
See Note 6 “Debt” and Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt and interest rate swap agreement.
Loss on Equity Investments
During the third quarter and first nine months of 2023, we recognized a loss on equity investments of $3.5 million. During the third quarter and first nine months of 2022, we recognized losses of $2.9 million and $5.6 million, respectively. During the third quarter of 2023, we recognized an impairment charge of $3.3 million related to an investment in one of our non-marketable equity securities. The residual amounts for 2023 and 2022 relate to our share of equity method investee losses including unrealized appreciation/depreciation of the underlying interests of the investee. As of September 29, 2023 and December 31, 2022, the carrying value of our equity investments was $10.4 million and $13.9 million, respectively. See Note 13 “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other (Gain) Loss, Net
Other (gain) loss, net for the third quarter and first nine months of 2023 were losses of $0.6 million and $1.7 million, respectively, compared to gains of $1.3 million and $0.9 million, respectively, for the third quarter and first nine months of 2022. Other (gain) loss, net primarily includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits, Dominican peso, or Israeli shekel.
The impact of exchange rates on transactions denominated in foreign currencies included in Other (gain) loss, net for the third quarter and first nine months of 2023 were net losses of $0.5 million and $1.7 million, respectively, compared to gains of $1.6 million and $1.1 million for the third quarter and first nine months of 2022, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Provision for Income Taxes
We recognized income tax expense of $4.8 million for the third quarter of 2023 on $32.1 million of income before taxes (effective tax rate of 15.0%), compared to an income tax expense of $0.9 million on $17.0 million of income before taxes (effective tax rate of 5.5%) for the same period of 2022. The income tax expense for the first nine months of 2023 was $13.7 million on $78.0 million of income before taxes (effective tax rate of 17.5%), compared to income tax expense of $7.1 million on income before taxes of $55.4 million (effective tax rate of 12.8%) for the same period of 2022. Income tax expense for the third quarter and first nine months of 2023 included discrete tax benefits of $0.8 million and $0.4 million, respectively. The discrete tax benefits for the third quarter and first nine months of 2023 are predominately related to favorable return to provision adjustments attributable to the 2022 U.S. tax return. The remainder of the discrete tax amounts relate predominately to excess tax benefits recognized upon vesting of RSUs during those periods partially offset by tax expense from shortfalls recorded for the forfeiture of certain PRSUs, as well as unfavorable return to provision adjustments attributable to certain foreign tax returns for the 2022 tax year. Income tax expense for the third quarter and first nine months of 2022 included $0.7 million and $0.2 million, respectively, of discrete tax benefits. The discrete tax benefit for the third quarter and the first nine months of 2022 predominately relates to favorable return to provision adjustments attributable to the 2021 tax year.
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
There is a potential for volatility of our effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities, changes in tax rates, and foreign currency exchange rate fluctuations. We continue to closely monitor developments related to proposed changes in tax laws and tax rates. We are currently assessing the potential impact of The Pillar II Model Rules and the corresponding 15% Global Minimum Tax in anticipation of the January 1, 2024 effective date for jurisdictions that have already enacted laws complying with the Pillar II framework. In addition, we continue to explore planning opportunities that may have a material impact on our effective tax rate.
Liquidity and Capital Resources
Sources of Liquidity

(dollars in thousands)	September 29, 2023	December 31, 2022
Cash and cash equivalents	$32,142	$24,272
Working capital	$406,243	$334,546
Current ratio	3.00	2.50
Cash and cash equivalents at September 29, 2023 increased by $7.9 million from December 31, 2022, primarily as a result of cash generated by operating activities, which includes the benefit of accelerated customer collections from new factoring arrangements, partially offset by purchases of property, plant and equipment and net payments on long-term debt and contingent consideration.
Working capital increased by $71.7 million from December 31, 2022, or $63.8 million excluding the increase in cash and cash equivalents. The increase in working capital, exclusive of cash and cash equivalents, primarily relates to positive working capital fluctuations in inventory, contract assets and current portion of long-term debt. Inventory increased to support higher product demand and sales volume and current portion of long-term debt decreased from accelerated payments under our Senior Secured Credit Facility.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
At September 29, 2023, $26.8 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
As of September 29, 2023, our capital structure consisted of $941.4 million of debt, net of deferred debt issuance costs and unamortized discounts and 33 million shares of common stock outstanding. As of September 29, 2023, we had access to $415.3 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit, and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of September 29, 2023, our contractual debt service obligations for the remainder of 2023, consisting of interest on our outstanding debt, are estimated to be approximately $8 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
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
Credit Facilities and Convertible Notes
As of September 29, 2023, we had Senior Secured Credit Facilities that consist of a $500 million Revolving Credit Facility, with an outstanding principal balance of $81 million, and a TLA Facility with an outstanding principal balance of $375 million. The Revolving Credit Facility and TLA Facility mature on February 15, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.
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
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following certain qualified acquisitions and (ii) an interest coverage ratio of at least 2.50:1.00. As of September 29, 2023, we were in compliance with these financial covenants. As of September 29, 2023, our Total Net Leverage Ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.7:1.0. For the twelve month period ended September 29, 2023, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 7.7:1.0.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Summary of Cash Flow

	Nine Months Ended
(in thousands)	September 29, 2023	September 30, 2022
Cash provided by (used in):
Operating activities	$124,626	$64,779
Investing activities	(82,785)	(169,098)
Financing activities	(35,537)	106,412
Effect of foreign currency exchange rates on cash and cash equivalents	1,566	209
Net change in cash and cash equivalents	$7,870	$2,302
Operating Activities – During the first nine months of 2023, we generated cash from operations of $124.6 million, compared to $64.8 million for the first nine months of 2022. The increase of $59.8 million was the result of a $39.2 million increase in cash flow provided by changes in operating assets and liabilities and a $20.6 million increase in net income adjusted for non-cash items such as depreciation and amortization.
The increase in net income adjusted for non-cash items such as depreciation and amortization is primarily from higher sales volume partially offset by higher interest expense. The increase associated with changes in operating assets and liabilities is primarily related to less accounts receivable, inventory and accounts payable growth. Accounts receivable benefited from new factoring arrangements entered into during the first nine months of 2023 that accelerated accounts receivable collections. Factoring activity on accounts receivable provided an increase of approximately $30 million in cash generated from operating activities during the first nine months of 2023. Inventory growth was high in the first nine months of 2022 from investments to support growth and protect against supply chain risk, while accounts payable yielded less benefit to cash flow in the first nine months of 2023 from the timing of supplier payments and lower inventory growth.
Investing Activities – The $86.3 million decrease in net cash used in investing activities was primarily attributable to lower cash paid for acquisitions, partially offset by increased purchases of property, plant and equipment of $82.9 million in the first nine months of 2023, compared to $43.1 million in the same period last year. Investing activities for the second quarter of 2022 included net cash paid of $126.6 million for the Aran acquisition and settlement of working capital and other closing adjustments with Oscor.
Financing Activities – Net cash used in financing activities for the first nine months of 2023, was $35.5 million compared to net cash provided by financing activities of $106.4 million for the first nine months of 2022. The cash used in financing activities for the first nine months of 2023 was primarily related to the $335.6 million full repayment of our term loan B facility, $80.3 million in repayments of our term loan A facility, $59.4 million of net payments on our Revolving Credit Facility, $35.0 million of capped call purchases related to the issuance of our 2028 Notes, and $7.7 million paid to settle certain contingent consideration liabilities related to the Aran and Inomec acquisitions, which was partially offset by the issuance of our 2028 Notes of $486.3 million. The net cash inflow for 2022 included $160.0 million in borrowings on the revolving line of credit primarily to fund the Aran acquisition.
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
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of September 29, 2023. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of September 29, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended September 29, 2023, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 1A.RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 5.OTHER INFORMATION
During the fiscal quarter ended September 29, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6.EXHIBITS

Exhibit Number	Description

10.1#*	Employment Offer Letter, dated October 4, 2023, between Integer Holdings Corporation and Diron Smith.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Extension Presentation Linkbase Document

101.DEF*	XBRL Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	October 26, 2023	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Diron Smith
Diron Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)