Form 10-K
period 2023-12-31
Integer Holdings Corp
filed 2024-02-20
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2023
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.        ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the last sale price of $88.61, as reported on the New York Stock Exchange on that date was approximately $2.915 billion. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent stockholders of the registrant have been excluded. This exclusion should not be deemed a determination or an admission that these individuals are, in fact, affiliates of the registrant.
Shares of common stock outstanding as of February 16, 2024: 33,404,740
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are specifically incorporated by reference into the indicated parts of this report:

Document	Part
Proxy Statement for the 2024 Annual Meeting of Stockholders (which shall be filed with the U.S. Securities and Exchange Commission within 120 days after the end of
the fiscal year to which this report relates)
Part III, Item 10 “Directors, Executive Officers and Corporate Governance”

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accountant Fees and Services”

INTEGER HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023

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
Our Acquisitions
Effective as of October 1, 2023, we acquired substantially all of the assets and assumed certain liabilities of InNeuroCo, Inc. (“InNeuroCo”), a privately-held company based in Florida. A recognized leader in neurovascular catheter innovation with strong development and manufacturing capabilities, InNeuroCo’s expertise and highly differentiated neurovascular catheter innovation complements our existing capabilities and market focus, while further increasing our ability to provide enhanced solutions to our customers in the neurovascular catheter space.
On April 6, 2022, we acquired 100% of the outstanding equity interests of Connemara Biomedical Holdings Teoranta, including its operating subsidiaries Aran Biomedical and Proxy Biomedical (collectively “Aran”). A recognized leader in proprietary medical textiles, high precision biomaterial coverings and coatings as well as advanced metal and polymer braiding, Aran delivers development and manufacturing solutions for implantable medical devices. Consistent with our strategy, the acquisition of Aran further increases our ability to offer complete solutions for complex delivery and therapeutic devices in high growth cardiovascular markets such as structural heart, neurovascular, peripheral vascular, and endovascular as well as general surgery.
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
Refer to Note 2, “Business Acquisitions,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report for additional information about the InNeuroCo, Aran and Oscor acquisitions.

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
Peripheral Vascular, Neurovascular, and Interventional Oncology. Our peripheral vascular, neurovascular, and interventional oncology portfolio is primarily focused on the design, development and manufacture of devices used during the treatment of peripheral artery disease, transcatheter embolization and occlusion, aortic aneurysm repair, and neurovascular stroke treatment. Our broad portfolio of devices, capabilities and technology platforms provides our customers with cost effective, high quality solutions ranging from device components to complex assemblies to finished devices such as regulatory approved guidewires and introducers.
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

Non-vascular Markets: Within the Cardio & Vascular product line, we also manage non-vascular markets for which we have expertise and offer a broad range of products, technologies and capabilities. Those markets include:
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
Within the Neuro market, we offer IMD component technologies that have been developed to meet the needs of our customers including our Xcellion® line of lithium-ion rechargeable batteries, QMR® and CFx non-rechargeable batteries, feedthroughs, device enclosures, machined components and lead components and sub-assemblies. Additionally, Integer helps OEMs and other emerging companies with the development and manufacture of complete neuromodulation IMD solutions, including custom IPGs, programmer systems, battery chargers, patient controllers, fully finished lead systems and accessories from initial development through commercial quantities.
Advanced Surgical, Orthopedics & Portable Medical
The Advanced Surgical, Orthopedics & Portable Medical (“AS&O”) product line offers a broad range of products and services across the many businesses it serves. During 2018, we sold our advanced surgical and orthopedics product line but continue to manufacture advanced surgical and orthopedic products under a supply agreement with the buyer.
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
Portable Medical. We are a leading provider of advanced batteries and power solutions for global OEMs. We specialize in the design and manufacture of Li-ion battery packs and chargers. Through the combination of our innovative research and development expertise, manufacturing excellence and leading customer partnerships, we advance the way healthcare is powered. Our offerings include customized rechargeable batteries and chargers to power medical devices across multiple clinical markets including patient monitoring, ventilators, portable defibrillators, portable ultrasound and X-Ray machines. We collaborate with our customers on product development opportunities incorporating our power solutions into Class I, II or III medical devices.
During the fourth quarter of 2021, we initiated plans to exit our portable medical market to enhance profitability and reallocate manufacturing capacity to support growth. Since that time, we have been working closely with impacted customers to support the transition of these products to other suppliers. Due to quality and regulatory requirements, we expected it would take three to four years to complete this transition. We currently expect Portable Medical sales to wind down with the final sales and market exit occurring in 2025. Refer to “Portable Medical Exit” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional information.
NON-MEDICAL SEGMENT
Our power solutions enable the success and advancement of our customers’ critical non-medical applications. We provide custom energy storage cells and battery packs for use in extreme environments where failure is not an option.
The following are the principal products and services offered by our Non-Medical product line:
Electrochem. Electrochem provides customized battery power and power management systems to markets where safety, reliability, quality and durability are critical. We design and manufacture customized primary (non-rechargeable) battery solutions, which are used in multiple industries including the energy, military and environmental markets, among others.
Electrochem’s primary lithium power solutions, which include high, moderate and low-rate non-rechargeable cell constructions, are utilized in extreme conditions and are built to withstand robust temperature extremes. The cells can be optimized for targeted environmental demands including high shock and vibration, extended run times, and specific discharge or pulse requirements. Electrochem’s control of the active cell component and the electrolytes enables customized products that are optimized for specific applications. In addition, Electrochem’s product design capabilities include protective circuitry, glass-to-metal hermetic seals, fuses and diodes to help ensure safe, durable and reliable power as devices using our battery solutions are often subjected to harsh conditions. Our primary batteries are used in remote and demanding environments, including down hole drilling tools, pipeline inspection, military defense-based devices, and a broad range of remotely deployed and oceanographic devices.
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
Our Medical customers include large multi-national medical device OEMs and their subsidiaries. During 2023, three of our Medical segment customers, Abbott Laboratories, Boston Scientific and Medtronic were each in excess of 10% of total sales and collectively accounted for 45% of our total sales. We believe that the diversification of our sales among the various subsidiaries and market segments with those three customers reduces our exposure to negative developments with any one customer. Our Non-Medical customers include large multi-national OEMs and their subsidiaries serving the energy, military and environmental services markets. During 2023, sales to one of our Non-Medical segment customers was in excess of 10% of our Non-Medical segment sales, but did not exceed 10% of our total sales. The loss of a significant amount of business from any large customer or a further consolidation of such customers could have a material adverse effect on our financial condition and results of operations, as further explained in Item 1A, “Risk Factors” of this report.
Sales and Marketing
With limited exceptions, we sell our products directly to our customers, including large, multi-national OEMs and their affiliated subsidiaries. In 2023, approximately 56% of our products sold were shipped to locations in the United States (“U.S.”). Sales within and outside the U.S. are primarily to customers whose corporate offices are located and headquartered in the U.S. Information regarding our sales by geographic area is set forth in Note 18, “Segment and Geographic Information,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report.
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
Firm backlog orders at December 31, 2023 were approximately $917 million. The majority of the orders outstanding at December 31, 2023 are expected to be shipped within one year.
Competition
The MDO manufacturing industry has traditionally been highly fragmented amongst several hundred companies, many of which we believe have limited manufacturing capabilities and limited sales and marketing expertise. We believe that very few companies offer the scope of manufacturing capabilities and services that we provide to medical device companies, however, we may compete in the future against other companies that provide broad manufacturing capabilities and related services. We compete against different companies depending on the type of product or service offered or the geographic area served. We also face competition from existing and prospective customers that employ in-house capabilities to produce some of the products we provide.
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
As our customers grow and consolidate, they seek suppliers who can offer broad product capabilities, manufacturing scale and facilitate speed to market. Our strategy aligns with enhancing our portfolio from both organic and inorganic means to partner more broadly with our customers to support their growth. Our inorganic strategy will be primarily focused on strategic “tuck-in” acquisitions that will supplement our existing product portfolio.

Strategic Overview
We continue to take steps to better align our resources in order to invest to grow our portfolio of products. In addition to our portfolio strategy, we continue to execute our six key operational strategic imperatives designed to drive excellence in everything we do:
•Sales Force Excellence: We align our organizational structure to match product line growth strategies and customer needs. This alignment and related evolution is about getting more out of the capabilities we already have and maximizing individual accountability and clarity of ownership, while serving customers more effectively.
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

Some of the more significant product development opportunities our Medical segment is pursuing are as follows:

Product Line	Product Development Projects
Cardio & Vascular	Active projects in structural heart delivery systems subassemblies, structural heart delivery accessories, components for structural heart implants, electrophysiology catheters, accessories and subassemblies, peripheral vascular catheters and guidewires, neurovascular therapies to prevent hemorrhagic and ischemic stroke, enhanced access introducers, gastrointestinal scope components, fractional flow reserve guidewire subassemblies, sensor-enabled guidewires, and oncology catheters. Technology investments to enable our customer’s catheter, delivery system, introducer, guidewire, and implant development programs in our core Cardio & Vascular markets.
Cardiac Rhythm Management & Neuromodulation	Active projects to develop custom batteries, filtered feedthroughs, high voltage capacitors and finished device solutions including both leads and IPG systems that reduce the size and cost, while improving performance, for cardiac and neuromodulation devices.
Non-Medical. Some of the more significant product development opportunities in our Non-Medical segment are our next generation medium-rate and high-rate batteries that offer extended performance; such as increased capacity, higher power pulsing capabilities and increased operating temperature range. In addition, we have developed a suite of current cut-off technologies that can provide added safeguards for our customers’ end applications, while also continuing to evolve our real-time battery monitoring capabilities. Most recently we added a line of high temperature super capacitors to our portfolio, further extending our capabilities in ruggedized, high temperature energy storage.
Patents and Proprietary Technology
Our policy is to protect our intellectual property rights related to our technologies and products, and we rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our rights. Where appropriate, we apply for U.S. and foreign patents. We also are a party to license agreements with third parties under which we have obtained, on varying terms, exclusive or non-exclusive rights to patents held by them. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license is material in relation to any segment of our business or to our business as a whole. As of December 31, 2023, we owned 496 U.S. and foreign patents, and have license right to another 133 patents.
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
Manufacturing, Regulatory and Quality Assurance
We leverage our strength as an innovative designer and manufacturer of finished devices and components to the medical device industry. Our manufacturing and engineering services include: design, testing, component manufacture, and device manufacture. We also provide regulatory and clinical services including product registration, clinical evaluations, and post-market surveillance in accordance with the regulatory requirements of the U.S. and European Union (“EU”) as well as other geographies. We have integrated our proprietary technologies in our own products and those of our customers. Our flexible, high productivity manufacturing capabilities span sites across the U.S., Mexico, Uruguay, Ireland, Malaysia, and the Dominican Republic.
Due to the highly regulated nature of the products we produce, we have implemented strong quality systems across all sites which are supplemented by a corporate quality system that harmonizes the major functions across sites. The quality systems at our sites are compliant with and certified to various recognized international standards, requirements, and directives. Each site’s quality system is certified under an applicable International Organization for Standardization (“ISO”) quality system standard, such as ISO 13485 (Medical device and component sites) or ISO 9001 (Electrochem). This certification requires, among other things, an implemented quality system that applies (where applicable) to the design and manufacture of components, assemblies and finished medical devices, including component quality and supplier control. Maintenance of these certifications for each facility requires periodic re-examination from accredited notified bodies.

Along with ISO 13485, the facilities producing finished medical devices are subject to oversight by national regulations and the various national regulatory bodies where we do business, including the U.S. Food and Drug Administration (“FDA”), to assure the conformance of devices and components in the international markets where they are sold. For these facilities, we maintain FDA registration and compliance with all applicable domestic and international regulations. Compliance with applicable regulatory requirements is subject to continual internal review and is monitored externally through periodic inspections by regulatory bodies.
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
As discussed more fully in Item 1A, “Risk Factors” of this report, our business depends on a continuous supply of raw materials from a limited number of suppliers. If an unforeseen interruption of supply were to occur, we may be unable to obtain substitute sources for these raw materials on a timely basis, on terms acceptable to us or at all, which could harm our ability to manufacture our products profitably or on time. Additionally, we may be unable to quickly establish additional or replacement suppliers for these materials as there are a limited number of worldwide suppliers.
Working Capital Practices
Our goal is to carry sufficient levels of inventory to ensure that we have adequate supply of raw materials from suppliers and meet the product delivery needs of our customers. We also provide and receive payment terms to customers and from suppliers in the normal course of business, and utilize factoring and supplier financing arrangements. It will continue to be a priority for us to maintain appropriate working capital levels while improving our operating cash flow and managing our leverage ratio.
Government Regulation
Medical Device Regulation
Integer develops, manufactures, markets and sells products in multiple countries throughout the world and is therefore subject to regulation by numerous agencies and legislative bodies, including the FDA, European Medicines Agency, Health Product Regulatory Agency, Health Canada, Therapeutics Goods Administration and other comparable foreign counterparts. These regulatory requirements subject our products and our business to numerous risks that are specifically discussed within “Risks Related to Our Industries” under Item 1A, “Risk Factors” of this report. A summary of critical aspects of our regulatory environment is included below.
In the U.S., these regulations are enacted by the Federal Food, Drug and Cosmetic Act and its subsequent amendments, and the regulations issued or proposed thereunder.
The FDA’s Quality System Regulation sets forth quality requirements for our sites that includes product design and manufacturing processes, requires the maintenance of certain records, and provides for on-site inspection of our facilities and periodic review by the FDA. The ability to commercially market our non-exempt products in the U.S. is granted by the FDA under procedures referred to as 510(k) pre-market notification or pre-market approval (“PMA”).  These processes require us to obtain FDA approval or authorization before marketing the device.
The FDA classifies medical devices based on the risks associated with use of the device. Devices are classified into one of three categories - Class I, Class II, or Class III. Class I devices are deemed to be low risk and are therefore subject to the least regulatory controls, referred to as General Controls. Class II devices are higher risk devices than Class I and require greater regulatory controls that generally include General Controls combined with Special Controls. Special Controls define the specific risks to health along with an optional means for addressing those risks. Class III devices are generally the highest risk devices and are therefore subject to the highest level of regulatory control, generally requiring a PMA by the FDA before they are marketed and continued controls in the form of amendments or supplements which require approval prior to making certain product or process changes.

The member countries of the EU have a single set of requirements that apply to all member countries and medical products. The EU is in the process of replacing its regulatory requirements from the European Medical Device Directives (“MDD” and Active Implantable Medical Device Directive (“AIMDD”) to the European Medical Device Regulation (“EU-MDR”). The EU MDR became effective in May 2021, resulting in additional premarket and post-market requirements which must be in place by the timeline associated with the class of the device (Class III devices: by the end of 2027; Class III custom-made implantable devices; by May 26, 2026; Some Class IIb implantable devices: by the end of 2027; The remaining Class II devices: by the end of 2028: Unique Device Identification to be included on Class I devices by May 26, 2025). These directives require, and the EU-MDR requires, companies that wish to manufacture and distribute medical devices in the EU to obtain a CE Mark for those products. The CE Mark indicates the product has met minimum standards of performance, essential requirements, safety conformity assessment and quality. Companies must work with an EU recognized Notified Body to gain approval for the product and manufacturing site before obtaining free movement of products throughout the member countries. In Europe, our devices are considered Class I, Class IIa, or Class III, under MDD or AIMDD and will be in Class I, Class IIa or Class III under the EU-MDR.
In addition to the U.S. and EU, we have approval to manufacture or market our products in numerous other countries and therefore are subject to those countries’ regulations affecting, among other things, product standards, sterilization, packaging requirements, labeling, and import requirements. We are also subject to on-site inspection by independent bodies with the authority to issue or not issue certifications we require to sell products in certain countries.  Many of the regulations applicable to our devices and products in these countries are similar to those of the U.S. or EU; however, others vary widely, ranging from simple product registrations to detailed submissions.
We believe that the procedures we use for quality control, development, testing, manufacturing, labeling, marketing and distribution of our medical devices conform to the requirements of all pertinent regulations.
Environmental Health and Safety Laws
We are subject to direct governmental regulation, including the laws and regulations generally applicable to all businesses in the jurisdictions in which we operate. We are subject to federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at our facilities and at off-site disposal locations. Our manufacturing and research, development and engineering (“RD&E”) activities may involve the controlled use of small amounts of hazardous materials. Liabilities associated with hazardous material releases arise principally under the Federal Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws that impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the offsite disposal of hazardous materials. We are not aware of any material noncompliance with the environmental laws currently applicable to our business and we are not subject to any material claim for liability with respect to contamination at any of our facilities or any offsite location. We may have environmental liability associated with historic operations as disclosed in Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report. We may also become subject to environmental liabilities in the future as a result of other historic or current operations.
Conflict Minerals and Supply Chain
We are subject to Securities and Exchange Commission (“SEC”) rules adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning “conflict minerals” (generally tin, tantalum, tungsten and gold) and similar rules adopted by the EU. Certain of these conflict minerals are used in the manufacture of our products. These rules require us to perform an inquiry of all suppliers regarding the country of origin for materials or components containing conflict minerals necessary to the production or functionality of our products. If any such conflict minerals originated in the Democratic Republic of the Congo or adjoining countries (the “DRC region”), we must undertake due diligence efforts to ascertain whether such minerals financed or benefited armed groups in the DRC region. Since our supply chain is complex, our ongoing compliance with these rules could affect the pricing, sourcing and availability of conflict minerals used in the manufacture of our products.
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

Human Capital
Our Board of Directors and the executive team put significant focus on our human capital resources, as we strive to build leadership capability and create a diverse, inclusive work environment that inspires excellence. This cultural framework recognizes the value of individuals as critical to Integer’s operational strategy. As of December 31, 2023, Integer employed approximately 10,500 associates in addition to a contingent workforce of approximately 400 to assist with various projects and service functions and address peaks in staff requirements. As of December 31, 2023, our workforce is distributed as follows:
•42% in the U.S.;
•26% in Mexico;
•16% in Ireland;
•9% in the Dominican Republic;
•4% in Uruguay;
•3% in Malaysia; and
•less than 1% combined in Israel and Switzerland.
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
Competitive Pay/Benefits and Gender Equity
Our total rewards program is designed to attract, retain and motivate associates to contribute to Integer’s success, and includes market-competitive elements reflective of the geographies in which we operate. We incorporate many factors into associate pay decisions, including market comparisons of compensation and benefits for similar roles, individual associate skills and experience in their role, individual performance annually and over multiple years, and relative contributions to the Company’s short- and long-term success. As of December 31, 2023, the percentage of our global workforce represented by women was 48%. Reflective of our commitment to diverse representation at Integer, we have analyzed the compensation of our senior leadership team and concluded there is no pay gap between genders.

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
Key successes in our strategy include:
•As of December 31, 2023, 44% of our U.S. based workforce are people of color
•Globally, 48% of our workforce as of December 31, 2023 are women
•100% executive leadership actively serve as executive sponsors of D&I initiatives
•Each member of our senior leadership team adopted a culture focused goal, and 31% of these goals relate to D&I
•Continuing with three cross functional governing D&I councils, which advance the global D&I strategy at all levels of the organization
•Six employee resource groups, which are voluntary, employee-led groups of associates who join together based on common interests, backgrounds or demographic factors
•Empowering D&I site champions, whose responsibility it is to promote Integer’s diversity and inclusion initiatives at each of our locations
As part of our management approach and culture of promoting, protecting and respecting all associates, we continue to encourage a workplace free from discrimination or unlawful harassment. We continue to achieve our goal of 100% of associates globally completing annual Code of Conduct and Anti-Harassment, Non-Discrimination and Anti-Retaliation training. Training is conducted in multiple languages, including English, Spanish and Malay, covering all legal and ethical requirements, and is provided when onboarding all associates hired at Integer and conducted annually thereafter. In addition, all Board members and professional and management associates are required to annually review and certify their understanding of, and agreement to comply with, our Code of Conduct.
Seasonality
Our business is generally not seasonal in nature. However, since most of our customers are large OEM businesses, our sales are influenced by the inventory levels they carry, which can cause shifts in our sales volume as their inventories fluctuate.
Available Information
Our Internet address is www.integer.net. We also make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning our executive officers is presented below as of February 20, 2024. The officers’ terms of office run from year to year until the first meeting of the Board of Directors occurring immediately following our Annual Meeting of Stockholders, and until their successors are elected and qualified, except in the case of earlier death, retirement, resignation or removal.
Joseph W. Dziedzic, age 55, is President and Chief Executive Officer of the Company and a member of our Board of Directors. He assumed that role on July 16, 2017 following his appointment as interim President & Chief Executive Officer on March 27, 2017. Mr. Dziedzic was the Executive Vice President and Chief Financial Officer of The Brink’s Company from 2009 to 2016, and prior to joining The Brink’s Company in 2009, he had a 20-year career with General Electric.
Margaret Carthy, age 60, is Executive Vice President, Quality and Regulatory Affairs. Ms. Carthy was promoted from Senior Vice President to Executive Vice President in January 2024. She joined the Company in 2004 and was promoted to her current position in January 2022. Before assuming this role, Ms. Carthy served as Vice President of Quality and Regulatory for the Cardio & Vascular product line. Prior to joining our Company, Ms. Carthy was a Quality & Regulatory Leader for the European Region at Sola International, now Carl Zeiss.
John Harris, age 64, is Executive Vice President, Global Operations and Manufacturing Strategy. Mr. Harris was promoted to his current position in January 2024 from Senior Vice President, Operations for the Cardio & Vascular product line, which position he had held since 2022. During his 25-year career with Integer, John has held numerous executive roles, including also serving as Vice President of Operations for Cardio & Vascular product line from 2018 to 2022.
Payman Khales, age 54, is President, Cardio & Vascular, and joined the Company on February 20, 2018. Mr. Khales is also the leader for the Integer Market Focused Innovation strategic imperative. Prior to joining Integer, Mr. Khales was the President of the Environmental Technologies Segment at CECO Environmental Company from May 2014 through July 2017. Previously, he was employed by Ingersoll Rand Company where he held a variety of different roles in the United States and Canada, including Vice President Product Management for the global Power Tools division from January 2012 through April 2014, and Vice President Strategic Accounts & Channels from February 2010 through December 2011.
McAlister C. Marshall, II, age 54, is Senior Vice President, General Counsel, Chief Ethics and Compliance Officer and Corporate Secretary. He joined the Company in September 2021 on an interim basis and assumed his current role on a permanent basis in January 2022. Mr. Marshall was previously the Senior Vice President, General Counsel and Chief Administrative Officer at The Brink’s Company from July 2016 until December 2018, after serving as Vice President and General Counsel beginning in September 2008. Mr. Marshall continued to serve as a consultant for The Brink’s Company until December 2019.
Andrew Senn, age 42, is Senior Vice President, Strategy, Business Development and Investor Relations. Mr. Senn was promoted to the position of Senior Vice President, Strategy and Business Development in January 2022 and assumed the Investor Relations responsibilities in February 2023. From October 2015 to January 2022, Mr. Senn served as Vice President in various roles responsible for research & development, marketing and commercial sales. From January 2013 until the Company’s acquisition of Lake Region Medical in October 2015, he was responsible for research & development and program management for Lake Region Medical. Prior to joining Lake Region Medical, Mr. Senn served as Director of Program Management responsible for electrophysiology systems at St. Jude Medical from June 2009 until January 2013. From June 2003 to June 2009, Mr. Senn served in various engineering and program management roles at Lake Region Medical.
Diron Smith, age 51, is Executive Vice President and Chief Financial Officer. He assumed that role in October 2023 following his appointment as interim Chief Financial Officer in May 2023. Mr. Smith joined the Company in August of 2021 as Vice President, Financial Planning & Analysis. Prior to joining the Company, he served in various finance roles at Tiffany & Co., including Vice President, Finance Officer, Americas from January 2021 to August 2021, Vice President, Finance Officer, Global Supply & Distribution from October 2017 to January 2021, and Senior Director Finance, Global Jewelry Supply from March 2016 to October 2017. Prior to joining Tiffany & Co., Mr. Smith worked in finance at General Electric for 15 years and in assurance services at KPMG for five years.
Jim Stephens, age 50, is President, Cardiac Rhythm Management & Neuromodulation. He joined the Company in May 2023. Prior to joining Integer, Mr. Stephens served as President and Chief Executive Officer of HDT Global, a global manufacturer of highly engineered infrastructure solutions from 2020 until its sale in July 2021. Mr. Stephens also served for approximately 18 years in various leadership positions at Parker Hannifin Corporation, including from 2017 to 2020 as General Manager of its Stratoflex Products Division and from 2015 to 2017 as General Manager of its Aircraft Wheel & Brake Division. Earlier in his career, he held positions at domnick hunter (UK) and Ceridian Corporation.
Kirk Thor, age 60, is Executive Vice President and Chief Human Resources Officer. From 2013 until joining the Company in January 2018, Mr. Thor was Vice President for Global Talent Management & Organization Effectiveness at Flowserve Corporation. From 2007 to 2012, he served as Vice President for Talent Management & Organization Development at JC Penney. In February 2018, he assumed leadership for the Integer Culture strategic imperative.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
Some statements contained in this report and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations, and these statements are subject to known and unknown risks, uncertainties and assumptions. Forward-looking statements include, but are not limited to, statements relating to:
•supply chain pressures on the Company and our business;
•future development and expected growth of our business and industry;
•our ability to execute our business model and our business strategy;
•having available sufficient cash and borrowing capacity to meet working capital, debt service and capital expenditure requirements for the next twelve months; and
•projected contractual debt service obligations.
You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “forecast,” “outlook,” “assume,” “potential” or “continue” or variations or the negative counterparts of these terms or other comparable terminology. These statements are only predictions and are no guarantee of future performance, and investors should not place undue reliance on forward-looking statements as predictive of future results. Actual events or results may differ materially from those stated or implied by these forward-looking statements. In evaluating these statements and our prospects, you should carefully consider the factors set forth below. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report. We disclaim any obligation to publicly update or revise the forward-looking statements made in this report as a result of new information, future events or otherwise, except as required by law.

While it is not possible to create a comprehensive list of all factors that may cause actual results to differ from results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include, but in no way are limited to, the following:
•operational risks, such as our dependence upon a limited number of customers; pricing pressures and contractual pricing restraints we face from customers; our reliance on third-party suppliers for raw materials, key products and subcomponents; interruptions in our manufacturing operations; our ability to attract, train and retain a sufficient number of qualified associates to maintain and grow our business; the potential for harm to our reputation and competitive advantage caused by quality problems related to our products; our dependence upon our information technology systems and our ability to prevent cyber-attacks and other failures; global climate change and the emphasis on ESG (as define below) matters by various stakeholders; our dependence upon our senior management team and key technical personnel; our energy market revenues’ dependence on conditions in the historically volatile oil and natural gas industries; and consolidation in the healthcare industry resulting in greater competition;
•strategic risks, such as the intense competition we face and our ability to successfully market our products; our ability to respond to changes in technology; our ability to develop new products and expand into new geographic and product markets; and our ability to successfully identify, make and integrate acquisitions to expand and develop our business in accordance with expectations;
•financial and indebtedness risks, such as our ability to accurately forecast future performance based on operating results that often fluctuate; our significant amount of outstanding indebtedness and our ability to remain in compliance with financial and other covenants under the credit agreement governing our senior secured credit facilities (“Senior Secured Credit Facilities”); economic and credit market uncertainties that could interrupt our access to capital markets, borrowings or financial transactions; the conditional conversion feature of the 2028 Convertible Notes (as defined below) adversely impacting our liquidity, the conversion of our 2028 Convertible Notes, if it were to occur, diluting ownership interests of existing holders of our common stock; the counterparty risk associated with our capped call transaction; the counter financial and market risks related to our international operations and sales; our complex international tax profile; and our ability to realize the full value of our intangible assets; and
•legal and compliance risks, such as regulatory issues resulting from product complaints, recalls or regulatory audits; the potential of becoming subject to product liability or intellectual property claims; our ability to protect our intellectual property and proprietary rights; our ability to comply with customer-driven policies and third-party standards or certification requirements; our ability to obtain and/or retain necessary licenses from third parties for new technologies; our ability and the cost to comply with environmental regulations; legal and regulatory risks from our international operations; the fact that the healthcare industry is highly regulated and subject to various regulatory changes; and our business being indirectly subject to healthcare industry cost containment measures that could result in reduced sales of our products; and
•other risks and uncertainties that arise from time to time and are described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

ITEM 1A.    RISK FACTORS

Our business faces many risks, and you should carefully consider the following risk factors, together with all of the other information included in this report, including the financial statements and related notes contained in Part II, Item 8 – “Financial Statements and Supplementary Data” and the discussion in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, when deciding to invest in us. Any of the risks discussed below, or elsewhere in this report or in our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or results of operations in the future. As a result, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.
Operational Risks
We depend heavily on a limited number of customers, and if we lose any of them or they reduce their business with us, we would lose a substantial portion of our revenues.
In 2023, our top three customers collectively accounted for approximately 45% of our revenues. Reductions in demand from these customers has negatively impacted our results of operations during prior fiscal years and may impact our future results of operations if material reductions in demand from these customers recur. We do not have long-term supply agreements with all of our customers, and our customers may not agree to renew or extend our supply agreements with them. Furthermore, many of our supply agreements do not contain minimum purchase level requirements and therefore there is no guaranteed source of revenue that we can depend upon under these agreements. In addition, we are dependent on the continued growth, viability and financial stability of these customers. The markets in which these customers operate are subject to rapid technological change, vigorous competition and short product life cycles. As a result, when these customers are adversely affected by these factors, we have in the past been and may in the future be similarly adversely affected. The loss of any large customer, a material reduction of business with that customer, or a delay or failure by that customer to make payments due to us, would harm our business, financial condition and results of operations.
We are subject to pricing pressures from customers and contractual pricing constraints, which could harm our operating results and financial condition.
Given the highly competitive industry in which we operate, we have reduced prices for some of our customers in recent years, and we expect customer pressure for continued price reductions in future periods. These additional price reductions, if they were to occur, may cause our operating results and financial condition to suffer.
We rely on third-party suppliers for raw materials, key products and subcomponents. Unavailability of, or increased prices for, these materials, products or subcomponents could adversely affect our results of operations and financial condition.
Our business depends on a continuous supply of raw materials. The principal raw materials used in our business include platinum, stainless steel, gold, titanium, nitinol, lithium, palladium, iridium, tantalum, nickel cobalt, ruthenium, gallium trichloride, vanadium oxide, CFx and plastics. The supply and price of raw materials may be susceptible to fluctuations due to transportation issues, government regulations, price controls, foreign civil unrest, tariffs, worldwide economic conditions or other unforeseen circumstances, including the continuing impact of the global pandemic. Increasing global demand for raw materials has caused prices of certain materials to increase. Significant increases in the cost of raw materials that cannot be recovered through increases in the prices of our products could adversely affect our results of operations. There can be no assurance that the marketplace will support higher prices or that price increases and productivity gains, procurement deflation projects or savings will fully offset any raw material cost increases in the future. In addition, there are a limited number of worldwide suppliers of several raw materials needed to manufacture our products. For reasons of quality, cost effectiveness or availability, we obtain some raw materials from a single supplier. Although we work closely with our suppliers to seek to ensure continuity of supply, we may not be able to continue to procure raw materials critical to our business at all or to procure them at acceptable price levels. A disruption in deliveries from our suppliers, price increases or decreased availability of raw materials could have an adverse effect on our ability to meet our commitments to our customers and increase our operating costs. Finally, continued uncertainty around inflationary pressures and macroeconomic conditions have increased the risk of creating new, or exacerbating existing, economic challenges we face with regard to our supply chain. Inflation has the potential to increase our overall cost structure, and sustained inflation has resulted in, and may continue to result in, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. While we have implemented cost containment measures and taken other actions to offset these inflationary pressures in our global supply chain, we may not be able to completely offset all the increases in our operational costs.

We rely on third-party manufacturers to supply many of the products and subcomponents that are incorporated into our products and components. These third-party manufacturers have their own complex supply chains and related risks, whether due to the continuing impact of the global pandemic, the shipping risks described below, the military conflict between Russia and Ukraine or other causes. They are subject to raw material price and availability risks similar to those described above. Manufacturing problems may occur with these and other outside sources, as a supplier may fail to develop or manufacture products and subcomponents for us on a timely basis, or may supply us with products and subcomponents that do not meet our quality, quantity and cost requirements. Our third-party suppliers are also subject to shipping risks, including container shortages, blocked shipping lanes, and port backlogs. If any of these problems occur, we may be unable to obtain substitute sources for these products and subcomponents on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time. In addition, to the extent the processes our third-party suppliers use to manufacture products and subcomponents are proprietary, we may be unable to obtain comparable products and subcomponents from alternative suppliers.
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
Our products are designed and manufactured in facilities located around the world. In most cases, the manufacturing of specific product lines is concentrated in one or a few locations. If an event (including any weather or natural disaster-related event or a resurgence of the COVID-19 pandemic) occurred that resulted in material damage, loss or incapacitation of one or more of these manufacturing facilities or if we lacked sufficient labor to fully operate the facility, we may not be able to transfer the manufacture of the relevant products to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for a number of reasons, including but not limited to a lack of necessary relevant manufacturing capability or capacity at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies. Other disruptions in our manufacturing operations for any reason, including equipment malfunction, failure to follow specific protocols and procedures, or environmental factors could lead to an inability to supply our customers with our products, unanticipated costs, lost revenues and damage to our reputation. In addition, our business involves complex manufacturing processes and the use of various hazardous materials, chemicals and other regulated substances, such as trichloroethylene, which can be dangerous to our associates. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur. Any accident, such as a chemical spill or fire, could result in significant manufacturing delays or claims for damages resulting from injuries, which would harm our business, results of operations and financial condition. The potential liability resulting from any such accident or death, to the extent not covered by insurance, could harm our financial condition or operating results. Any disruption of operations at any of our facilities, and in particular our larger facilities, could result in production delays, which could adversely affect our operations and harm our business.
We may not be able to attract, train and retain a sufficient number of qualified associates to maintain and grow our business.
We monitor the markets in which we compete and assess opportunities to better align expenses with revenues, while preserving our ability to make needed investments in RD&E projects, capital and our associates that we believe are critical to our long-term success. Our success depends, and our continued success will depend, in large part upon our ability to attract, train, retain and motivate highly skilled associates. There is currently aggressive competition for employees who have experience in technology and engineering. We compete intensely with other companies to recruit and hire from this limited pool, which competition has become more acute since the beginning of the COVID-19 pandemic. The industries in which we compete for employees are characterized by high levels of employee attrition. Although we believe we offer competitive salaries and benefits, we have had to, and may in the future have to, increase spending to attract, train and retain qualified personnel. If we are unable to attract, train and retain a sufficient number of qualified associates to maintain and grow our business, it could have an adverse impact on our results of operations.

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
Our operations are subject to cyber-attacks and other information technology disruptions that could have a material adverse effect on our business, results of operations and financial condition.
We are a global company with a complex business model. In the ordinary course of business, our operations are, and in the future are expected to continue to be, dependent on digital technologies and information technology (“IT”) systems. Due to the complex nature of our business, and due to policies we have in place allowing certain of our employees to work from home from time to time, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data. We use these technologies and systems for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. The security of this information and these systems are important to our operations and business strategy. Our IT systems and infrastructure have been, and in the future are expected to continue to be, subject to the risk of cyber-attacks by hackers or malware, or breach due to associate error, malfeasance or other disruptions, including natural disasters, failures in hardware or software and power fluctuations. As the techniques used to obtain unauthorized access, disable or degrade service or sabotage infrastructure and systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. If our systems for protecting against cybersecurity risks or other IT disruptions prove insufficient, our business could be disrupted, resulting in numerous consequences, including temporary or permanent loss of, damage to, third party access to, or misappropriation or public disclosure of our or a third party’s intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate such cybersecurity attacks or IT disruptions. In addition, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed or stolen. These risks could harm our reputation and brand, and our relationships with customers, suppliers, employees and other third parties, and may result in claims or proceedings against us. In certain circumstances, we may rely on third-party vendors to process, store and transmit data for our business whose operations are subject to similar risks. These risks could have a material adverse effect on our business, financial condition and results of operations. If we are unable to protect our business against or efficiently respond to cybersecurity attacks, it could have a material adverse impact on our business, results of operations and financial condition.
Additionally, the legal and regulatory environment surrounding information security and privacy is increasingly demanding, with the imposition of new and changing requirements across businesses. We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data in the U.S. and in other countries, including, but not limited to, HIPAA, HITECH, the California Privacy Rights Act and the EU’s General Data Protection Regulation (“GDPR”). The GDPR imposes stringent EU data protection requirements and provides for significant penalties for noncompliance. HIPAA also imposes stringent data privacy and security requirements and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations, and noncompliance with the laws and regulations could results in material fines or litigation.
Global climate change and related emphasis on environmental, social and governance (“ESG”) matters by various stakeholders could negatively affect our business or the price of our common stock.
Customer, investor and employee expectations relating to ESG have been rapidly evolving and increasing. In addition, government organizations are enhancing or advancing legal and regulatory requirements specific to ESG matters. The heightened stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in material noncompliance, the loss of business, reputational impacts, reduced investor demand to purchase or continue to hold our common stock, diluted market valuation and an inability to attract customers. In addition, our adoption of certain standards or mandated compliance with certain requirements could necessitate additional investments that could increase our operating costs and have a negative impact on our profitability.
Global climate change could disrupt our operations by impacting the availability and cost of materials within our supply chain and could also increase our other operating costs. Transition to low-carbon alternatives may result in reduced demand or product obsolescence for certain of our customers’ products, which in turn would result in reduced profit margin associated with certain of our customers, or loss of customers that we may not be able to replace. Further, increased public awareness and concern regarding global climate change may result in new or enhanced legal requirements to reduce or mitigate the effects of greenhouse gas emissions. There continues to be a lack of consistent climate legislation and regulation, which creates economic and regulatory uncertainty. Such uncertainty may have an impact on our business, including increased costs of compliance, which may impact our results of operations.
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
Sales of our products into the energy market depend upon the condition of the oil and gas industry. We believe it is likely that oil and natural gas prices will continue to fluctuate in the future. The current and anticipated prices of oil and natural gas influence the oil and gas exploration and production industry and are affected by a variety of political and economic factors, including worldwide demand for oil and natural gas, worldwide and domestic supplies of oil and natural gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries, the price and availability of alternative fuels, political stability in oil producing regions and the policies of the U.S. government and foreign governments regarding exploration and development of their oil and natural gas reserves.
Consolidation in the healthcare industry could result in greater competition and reduce our revenues and harm our business and our operating results.
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
We may at times determine that it is not technically or economically feasible for us to continue to manufacture certain products and we may not be successful in developing or marketing replacement products. Additionally, new technologies that we develop may not be rapidly accepted because of industry-specific factors, including the need for regulatory clearance, entrenched patterns of clinical practice and uncertainty over third-party reimbursement. If any of these events occurs, our business will be harmed and our revenues and operating results will be adversely affected.

We may face intense competition that could harm our business, including competitors, in-sourcing and the possibility of dual sourcing; and we may be unable to compete successfully against new entrants and established companies with greater resources.
Competition in connection with the manufacturing of our medical products across all of our product lines, which is fragmented and subject to rapid technological change, has intensified in recent years and may continue to intensify in the future. We encounter significant competition across our product lines and in each market in which our medical products are sold from various medical device companies, some of which may have greater financial, operational, personnel, sales, technical and marketing resources than we do and are more well-established. In addition, our medical customers have in the past elected, and may in the future elect, to insource production or implement supplier diversification initiatives. Such actions have in the past resulted in, and may in the future result in, the customer manufacturing or dual sourcing some or all of the components or products that we currently supply to them, which could cause our operating results to suffer.
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
Specific risks in connection with expanding into new products and product markets include: longer product development cycles, the inability to transfer our quality standards and technology into new products, the failure to receive or the delay in receipt of regulatory approval for new products or modifications to existing products and the failure of our existing customers or the market generally to accept the new or modified products. Our inability to develop new products or expand into new geographic and product markets, as currently intended, could hurt our business, financial condition and results of operations.
If we are not successful in making acquisitions to expand and develop our business, our operating results may suffer.
One facet of our growth strategy is to make acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional or enhanced products to our existing customers and to expand our business into related markets. Our continued growth through acquisitions depends on our ability to successfully identify and acquire companies that complement or enhance our existing business on acceptable terms. We may not be able to identify or complete future acquisitions. In addition, we will need to comply with the terms of our Senior Secured Credit Facilities and any future financing that we may incur, to pursue and complete future acquisitions. In connection with pursuing this growth strategy, some of the risks that we may encounter include expenses associated with and difficulties in identifying potential targets, the costs associated with unsuccessful acquisitions, and higher prices for acquired companies because of significant competition for attractive acquisition targets.

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
•incompatibility of purchasing, logistics, marketing, administration and other systems and processes; and
•unforeseen and unexpected liabilities related to the acquired business, which may be beyond the scope of any applicable insurance coverage we may have.
Additionally, the integration of our legacy businesses with an acquired company’s operations, products and personnel may place a significant burden on management and other internal resources. The attention of our management may be directed towards integration considerations and may be diverted from our day-to-day business operations, and matters related to the integration may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been more beneficial to us and our business. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial condition and operating results.
We may not be able to maintain the levels of operating efficiency that acquired companies have achieved or might achieve separately. Successful integration of each acquisition will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Difficulties in integration may be magnified if we make multiple acquisitions over a relatively short period of time. Because of difficulties in combining and expanding operations, we may not be able to achieve the cost savings and other benefits that we hoped to achieve after these acquisitions.
Financial and Indebtedness Risks
Our operating results may fluctuate, which may make it difficult to forecast our future performance and may result in volatility in our common stock price.
Our operating results have fluctuated in the past and are likely to continue to fluctuate from quarter to quarter, making forecasting future performance difficult and resulting in volatility in our common stock price. These fluctuations are due to a variety of factors, including the following:
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

We have significant indebtedness that could adversely affect our operations, financial condition, and cash flows if we fail to meet certain financial covenants required by our debt agreements or if our access to capital markets is interrupted.
At December 31, 2023, we had $974 million in principal amount of debt outstanding under the Senior Secured Credit Facilities and the 2.125% convertible senior notes due 2028 (the “2028 Convertible Notes”). As of December 31, 2023, our debt service obligations, comprising principal, interest and commitment fees on the unused portion of our Revolving Credit Facility, are estimated to be approximately $44 million for 2024. The outstanding indebtedness and the terms and covenants of the agreements under which this debt was incurred, could, among other things:
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
•delay or prevent an otherwise beneficial takeover or takeover attempt of us;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;
•place us at a competitive disadvantage compared to our competitors that have less outstanding indebtedness; and
•adversely affect the market price of our common stock, including by dilution resulting from the conversion of all or some of our 2028 Convertible Notes.
Additionally, our failure to comply with the covenants contained in the 2021 Credit Agreement governing our Senior Secured Credit Facilities, if not waived, could cause a default under our Senior Secured Credit Facilities that requires repayment in full, or acceleration, of debt payments. If that were to occur, there can be no assurance that we would be able to refinance or obtain a replacement financing on favorable terms or at all.
Economic and credit market uncertainty could interrupt our access to capital markets, borrowings, or financial transactions to hedge certain risks, which could adversely affect our business prospects and financial condition.
To date, we have been able to access debt and equity financing that has allowed us to complete acquisitions, make investments in growth opportunities and fund working capital requirements. In addition, we enter into financial transactions to hedge certain risks, including foreign exchange and interest rate risk, as further discussed below. Our continued access to capital markets, the stability of our lenders under our Senior Secured Credit Facilities and their willingness to support our needs, and the stability of the parties to our financial transactions that hedge risks are essential for us to meet our current and long-term obligations, fund operations, and fund our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could adversely affect our business prospects and financial condition.
In addition, certain of our borrowings are at variable interest rates and therefore we are subject to interest rate risk. Persistent inflation, especially in Europe and the U.S., has led central banks to raise interest rates to dampen inflation. Changes in interest rates directly impact the amount of interest we pay on our variable rate obligations and continued or sustained increases in interest rates could negatively impact our business.
The conditional conversion feature of the 2028 Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
Under certain circumstances, the holders of our 2028 Convertible Notes may convert their notes at their option prior to the scheduled maturities. If one or more noteholders elect to convert their 2028 Convertible Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, holders of our 2028 Convertible Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the indenture governing the 2028 Convertible Notes), at a repurchase price equal to the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any, to but not including, the fundamental change repurchase date. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2028 Convertible Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2028 Convertible Notes or pay the cash amounts due upon conversion. Our failure to repurchase the 2028 Convertible Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the 2028 Convertible Notes. A default under the indenture governing the 2028 Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, including the 2021 Credit Agreement governing the Senior Secured Credit Facilities, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2028 Convertible Notes.

Even if holders of the 2028 Convertible Notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2028 Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Certain provisions in the 2028 Convertible Notes and the indenture governing the 2028 Convertible Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the 2028 Convertible Notes and the indenture governing the 2028 Convertible Notes could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover constitutes a fundamental change, holders of the 2028 Convertible Notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the indenture governing the 2028 Convertible Notes), we may be required to increase the conversion rate for holders of the 2028 Convertible Notes who convert their notes in connection with such takeover. In either case, and in other cases, our obligations under the 2028 Convertible Notes and the indenture governing the 2028 Convertible Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock may view as favorable.
Transactions relating to our 2028 Convertible Notes may affect the market price of our common stock.
The conversion of some or all of our 2028 Convertible Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such 2028 Convertible Notes. Our 2028 Convertible Notes may become convertible in the future at the option of their holders under certain circumstances. If holders of our 2028 Convertible Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.
In connection with the pricing of the 2028 Convertible Notes, we entered into capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of any 2028 Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2028 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the 2028 Convertible Notes and prior to the maturity of the 2028 Convertible Notes (and are likely to do so on each exercise date for the capped call transactions or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the 2028 Convertible Notes). This activity could cause or avoid an increase or decrease in the market price of our common stock.
In addition, if any such capped call transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the trading price of our common stock.

We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
Our international sales and operations are subject to a variety of market and financial risks and costs that could adversely affect our profitability and operating results.
Our sales outside the U.S., which accounted for approximately 44% of sales for 2023, and our operations in Europe, Asia, Mexico, South America and the Caribbean are and will continue to be subject to a number of risks and potential costs, including:
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
•work force instability;
•significant natural disasters and other events or factors impact local infrastructure;
•political and economic instability, including civil or international conflicts, war and terrorism;
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
We have a complex tax profile due to the global nature of our operations and may experience increases and variability in our quarterly and annual effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities and changes in tax rates.
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

Our effective income tax rate is the result of the income tax rates in the various countries in which we do business. Our mix of income and losses in these jurisdictions affects our effective tax rate. For example, relatively more income in higher tax rate jurisdictions would increase our effective tax rate and thus lower our net income. Similarly, if we generate losses in tax jurisdictions for which no benefits are available, our effective income tax rate will increase. Our effective income tax rate may also be impacted by the recognition of discrete income tax items, such as required adjustments to our liabilities for uncertain tax positions or our deferred tax asset valuation allowance. Our effective income tax rate has fluctuated from 8.0% in 2021, to 14.0% in 2022 and to 15.5% for 2023. A significant increase in our effective income tax rate could have a material adverse impact on our earnings.
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
At December 31, 2023, we had $1.8 billion of goodwill and other intangible assets, representing 61% of our total assets. These intangible assets consist primarily of goodwill, trademarks, tradenames, customer lists and patented technology arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested annually or upon the occurrence of certain events that indicate that the assets may be impaired. Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events that indicate that the assets may not be recoverable. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, our significant amount of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. In the event of a significant charge to earnings, the market price of our common stock could be adversely affected. In addition, intangible assets with definite lives, which represent $692.9 million of our net intangible assets at December 31, 2023, will continue to be amortized. These expenses will continue to reduce our future earnings or increase our future losses. The accounting for intangible assets requires reliance on forward-looking estimates of sales and/or earnings. Estimating the future performance of our business is extremely challenging and the range of deviation from internal estimates could be more significant in the current market environment.
Legal and Compliance Risks
Regulatory issues resulting from product complaints, recalls or regulatory audits could harm our ability to produce and supply products or bring new products to market.
The products that we design, manufacture and distribute, including our customers’ finished medical devices, product components that are incorporated into our customers’ finished medical devices, and our own finished medical devices, are designed, manufactured and distributed globally in compliance with applicable regulations and standards. However, a product complaint, recall (either voluntary or as required by any governmental authority) or negative regulatory audit may cause our products, including product components and finished medical devices, to be removed from the market and harm our operating results or financial condition. In addition, during the period in which corrective action is being taken by us to remedy a product complaint, recall or negative regulatory audit, regulators may not allow our new products or components to be cleared for marketing and sale.

If we become subject to product liability claims, our operating results and financial condition could suffer.
Our business exposes us to potential product liability claims, which may take the form of a one-off claim from a single claimant or a class action lawsuit covering multiple claimants. Product failures, including those that arise from the failure to meet product specifications, misuse or malfunction, or design flaws, or the use of our products with other components, systems or medical devices not manufactured or sold by us could result in product liability claims or a recall. Many of our products are components that interact with our customers’ medical devices. For example, our batteries are produced to meet electrical performance, longevity and other specifications, but the actual performance of those products is dependent on how they are utilized as part of our customers’ devices over the lifetime of their products. Product performance and device interaction from time to time have been, and may in the future be, different than expected for a number of reasons. Consequently, it is possible that customers may experience problems with their medical devices that could require device recall or other corrective action, where our batteries or other products or components met the specification at delivery, and for reasons that are not related primarily or at all to any failure by our product to perform in accordance with specifications. It is possible that our customers (or end-users) may in the future assert that our products caused or contributed to device failure. Even if these assertions do not lead to product liability or contract claims, they could harm our reputation and our customer relationships. Furthermore, the design and manufacturing of finished medical devices of the types that we also produce entail an inherent risk of product liability claims. Some of the medical devices that we manufacture and sell are designed to be implanted into the human body. A number of factors could result in an unsafe condition or injury to, or death of, a patient with respect to these medical devices. These factors could also result in product liability claims, a recall of one or more of our medical devices or a safety alert relating to one or more of our medical devices.
Provisions contained in our agreements with key customers attempting to limit our damages, including provisions to limit damages to liability for negligence, may not be enforceable in all instances or may otherwise fail to adequately protect us from liability for damages. Product liability claims or product recalls, regardless of their ultimate outcome and whether related to a product component or a finished medical device, could require us to spend significant time and money in litigation and require us to pay significant damages and could divert the attention of our management from our business operations. We may choose to settle product liability claims against us regardless of their actual merit, and the occurrence of product liability claims or product recalls could adversely affect our operating results and financial condition.
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
In addition, we cannot assure you that our existing or planned products do not or will not infringe on the intellectual property rights of others or that others will not claim such infringement. Our industry has experienced extensive ongoing patent litigation which can result in the incurrence of significant legal costs for indeterminate periods of time, injunctions against the manufacture or sale of infringing products and significant royalty payments. At any given time, we may be a plaintiff or defendant in these types of actions. We cannot assure you that we will be able to prevent competitors from challenging our patents or other intellectual property rights or entering markets we currently serve.
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
In producing our products, third parties may claim that we are infringing on their intellectual property rights, and we may be found to have infringed on those intellectual property rights. We may be unaware of the intellectual property rights of others that may be used in our technology and products. In addition, third parties may claim that our patents have been improperly granted and may seek to invalidate our existing or future patents. If any claim for invalidation prevailed, third parties may manufacture and sell products that compete with our products and our revenues from any related license agreements would decrease accordingly. Former employers of our associates may assert claims that these associates have improperly disclosed to us the confidential or proprietary information of those former employers. We also typically do not receive significant indemnification from parties that license technology to us against third-party claims of intellectual property infringement.
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
Our customers have in the past, and may in the future, require us to comply with their own or third-party quality standards, business policies, commercial terms, or other policies or standards, which have been, and may continue to be, even more restrictive than current laws and regulations as well as our pre-existing policies or terms with our suppliers, before they commence, or continue, doing business with us. These policies or standards may be customer-driven, established by the market sectors in which we operate or imposed by third-party organizations.
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
Our profitability and international operations are, and will continue to be, subject to risks relating to changes in foreign legal and regulatory requirements. In addition, our international operations are governed by various U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act and other similar anti-corruption laws in other countries that prohibit us and our business partners and other intermediaries from making improper payments or offers of payment to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. In recent years, both the U.S. and non-U.S. regulators have increased regulation, enforcement, inspections, and governmental investigations of the medical device industry, including increased U.S. government oversight and enforcement of the U.S. Foreign Corrupt Practices Act. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities and could adversely affect our business, reputation, operating results, and financial condition.
The healthcare industry is highly regulated and subject to various political, economic and regulatory changes that could increase our compliance costs and force us to modify how we develop and price our products.
The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Several of our product lines are subject to international, federal, state and local health and safety, packaging and product content regulations, including the European Medical Device Regulation, which was adopted by the EU as a common legal framework for all EU member states. In addition, medical devices are subject to regulation by the FDA and similar governmental agencies. These regulations cover a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. Compliance with these regulations is time consuming, burdensome and expensive and could adversely affect our ability to sell products. This may result in higher than anticipated costs or lower than anticipated revenues.
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
In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by the presidential administrations of both major U.S. political parties, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system, including by amending, repealing or replacing the Patient Protection and Affordable Care Act. It is unclear how such reforms will progress under the current presidential administration or if a new presidential administration is elected in 2024. Elements of health care reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially adversely impact numerous aspects of our business, results of operations and financial condition.
Our business is indirectly subject to healthcare industry cost containment measures that could result in reduced sales of our products.
Several of our customers rely on third-party payors, such as government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of governments, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third-party payors for procedures in which our products are used. If this occurs, sales of medical devices may decline significantly and our customers may reduce or eliminate purchases of our products, or demand further price reductions. The cost containment measures that healthcare payors are instituting, both in the U.S. and internationally, could reduce our revenues and harm our operating results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Cybersecurity Risk Management and Strategy
We recognize the critical importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and protecting the confidentiality, integrity, and availability of our data and other information located on our information systems. Below is a discussion of how we assess, identify and manage material risks from cybersecurity threats.
Managing Material Cybersecurity Risks Within Our Overall Risk Management Framework
We have strategically and deliberately integrated cybersecurity risk management into our broader risk management framework to promote a Company-wide culture of cybersecurity risk management. This integration seeks to ensure that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management-level Security, Privacy and Compliance Committee (the “SPCC”) was established to help ensure that the Company’s information security strategy supports our business operations and that the Company complies with applicable laws and regulations with respect to privacy and other cybersecurity matters. The SPCC is also primarily responsible for monitoring and responding to cybersecurity threats as they arise. The SPCC meets quarterly and as necessary. The SPCC is a cross-functional committee, and its members include Company officers and associates involved in various aspects of the Company’s governance and operations, including our General Counsel, Corporate Controller, Chief Information Officer, Head of Environmental, Health, Safety and Security and others, and is chaired by Mr. Richard Balducci, our Chief Information Security Officer (“CISO”). In addition, we have established a management-level Cyber Disclosure Escalation Committee (the “CDEC”) to assist in the evaluation of cybersecurity incidents that may arise from time to time and the potential need for public disclosure of any such incident. The CDEC meets quarterly and on an ad hoc basis as necessary, and it reports to our CEO and other members of the Company’s senior management.
Third-Party Engagement in Cybersecurity Risk Management
Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our cybersecurity risk management systems. These partnerships enable us to leverage specialized knowledge and insights, seeking to ensure that our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third parties includes threat assessments, consultations on security enhancements and cybersecurity strategies and trends and penetration testing designed to simulate an external cyberattack on the Company. We also periodically retain a third-party advisor to perform a cybersecurity materiality assessment of the Company using the NIST CSF framework. Finally, we also engage a third party to evaluate the cybersecurity strengths of our vendors as part of our third-party risk oversight, as described below under “Oversight of Third-Party Risks.”
Oversight of Third-Party Risks
We have sought to implement stringent processes to oversee and manage cybersecurity risks resulting from our day-to-day business interactions with third parties. Our third-party risk oversight is primarily handled internally at the Company and consists of four fundamental pillars. First, we require each third-party information technology vendor that we engage with to complete a cybersecurity questionnaire detailing their cybersecurity standards and practices. These questionnaires are completed at the beginning of the relationship and thereafter periodically throughout the relationship based upon our risk level assessment. Second, we use a third-party consultant to monitor and assess cybersecurity matters relating to our vendors based on publicly available information. This monitoring is ongoing and, if an issue is identified, we will proactively seek to engage with our vendors to remediate the issue. Third, we seek to strictly limit access to our internal infrastructure and, for those vendors that have a need to access to our infrastructure, we use methods and processes to limit their access. Finally, we require our contracts with third-party vendors to include contractual obligations with respect to cybersecurity matters that are applicable those vendors, including data breach notifications.
Risks from Cybersecurity Threats
We are not aware of any risks from any potential cybersecurity threat or from any previous cybersecurity incident that have materially affected or are likely to materially affect our business strategy, results of operations or financial condition. However, the risks from cybersecurity threats and incidents continues to increase, and the preventative actions we have taken and continue to take to reduce the risk of cybersecurity threats and incidents may not successfully protect against all such threats and incidents. We describe whether and how cybersecurity-related risks could materially affect our business, results of operation and financial condition in Item 1A, “Risk Factors” under the heading “Our operations are subject to cyber-attacks and other information technology disruptions that could have a material adverse effect on our business, results of operations and financial condition.”

Cybersecurity Governance Matters
Our Board understands the critical nature of managing risks associated with cybersecurity threats. Our Board has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and in maintaining stockholder confidence.
Board of Directors’ Oversight Role and Management’s Role in Managing Cybersecurity Risk
Our Board has direct oversight responsibility for the Company’s strategic risks. The Audit Committee has been made primarily responsible for the Board’s oversight of cybersecurity risks, but the Board has discretion to delegate this oversight responsibility to any committee or sub-committee as it deems appropriate. The Audit Committee is composed of directors with diverse expertise including risk management, operations, technology and finance and accounting, equipping them to oversee cybersecurity risks effectively.
Our CISO is responsible for updating the Audit Committee on cybersecurity risks and the processes and procedures that Company management has put in place to seek to mitigate these risks. At least twice each year, our CISO provides updates to the Audit Committee on cybersecurity risks, incidents and incident resolution. The Audit Committee also discusses at least annually with the CISO regarding the status of the Company’s IT policies, procedures, disaster recovery plans and other security issues. In addition, reports describing known cybersecurity threats are delivered to our executive leadership team on a monthly basis and general updates relating to our cybersecurity systems are delivered to our executive leadership team on a bi-monthly basis. Monthly cybersecurity reviews are also undertaken with our IT leadership team to discuss actionable cybersecurity issues.
In addition to our scheduled meetings, the Audit Committee, CISO and other senior members of management maintain an ongoing and active dialogue regarding emerging or potential cybersecurity risks. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering oversight and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of the Company. This oversight review by our Audit Committee helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework. In addition, we require all Company associates to complete mandatory cybersecurity awareness and information handling training at the time of hiring and on an annual basis.
Risk Management Personnel
Our CISO, Mr. Richard Balducci, is primarily responsible for assessing, monitoring and managing our cybersecurity risks. Mr. Balducci has worked in the cybersecurity field since 1996. His background includes both the public and private sectors. Mr. Balducci has served as our CISO since 2020 and has built out a comprehensive security program for the Company by adding cybersecurity capabilities and aligning our cybersecurity systems to leading industry standards, including the National Institute of Standards and Technology Cybersecurity Framework. In addition, Mr. Balducci oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our cybersecurity training program for associates.
Company Processes for Monitoring Cybersecurity Incidents
The CISO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CISO works with the SPCC to implement and oversee processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. If a cybersecurity event involving the Company were to occur, the CDEC would be immediately engaged to initially evaluate the potential materiality of the event and the potential need for public disclosure, and the SPCC and other members of senior management would be engaged to determine the timing and extent of the response and to consider whether any future vulnerabilities are expected. As part of this evaluation, the Company, through the SPCC, would also identify immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents. After an initial evaluation by the CDEC, the relevant information regarding the cybersecurity event and its potential materiality would also be promptly raised to the Company’s Disclosure Committee for further review and evaluation as to whether public disclosure would be required.

ITEM 2.    PROPERTIES

Our principal executive office and headquarters is located in Plano, Texas, in a leased facility. As of December 31, 2023, we operated 18 facilities in the U.S., 5 in Europe, 3 in Mexico, 2 in Asia, 1 in the Dominican Republic and 1 in South America. Of these facilities, 23 were leased and 7 were owned. We occupy approximately two million square feet of manufacturing and RD&E space worldwide. We believe the facilities we operate and their equipment are effectively utilized, well maintained, generally are in good condition, and will be able to accommodate our capacity needs to meet current levels of demand. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities or expand or dispose of existing facilities.

ITEM 3.    LEGAL PROCEEDINGS

For information regarding certain legal proceedings pending against us, see Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends. The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ITGR.” We have not paid cash dividends in the past and do not anticipate paying any cash dividends in the foreseeable future.
Stockholders. According to the records of our transfer agent, there were approximately 100 holders of record of our common stock on February 16, 2024. Because many of these shares are held by brokers and other institutions on behalf of the ultimate beneficial holders of these shares, we are unable to estimate the total number of stockholders represented by these record holders.
PERFORMANCE GRAPH
The following graph compares, for the five year period ended December 31, 2023, the cumulative total stockholder return for Integer Holdings Corporation, the Russell 2000 Index, and iShares US Medical Devices ETF. The graph assumes that $100 was invested on December 28, 2018 and assumes reinvestment of dividends. No adjustments have been made for the value provided to shareholders for spin-offs. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

Total Return Performance
Index Value
$250
$200
$150
$100
$50
$0
12/28/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Integer Holdings Corporation
Russell 2000 Index
iShares US Medical Devices ETF

Company/Index	12/28/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23

Integer Holdings Corporation	$100.00	$105.79	$106.79	$112.57	$90.04	$130.32
Russell 2000 Index	100.00	122.39	128.07	164.27	140.48	161.05
iShares US Medical Devices ETF	100.00	132.72	164.81	199.47	160.14	165.28

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing in Item 8, “Financial Statements and Supplementary Data” of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading Item 1A, “Risk Factors” of this report. Unless otherwise stated, all results and comparisons below represent results from continuing operations.
Our Business
•Our business
•Impact of global events
•Business acquisitions
•Portable medical exit
•Discontinued operations
•Financial overview
Our Financial Results
•Fiscal 2023 compared with fiscal 2022
•Liquidity and capital resources
•Cash and other commitments
•Impact of recently issued accounting standards
Critical Accounting Estimates
•Inventories
•Acquisition method of accounting
•Valuation of goodwill, indefinite-lived intangible assets and long-lived assets
Our Business
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
We organize our business into two reportable segments, Medical and Non-Medical, and derive our revenues from four principal product lines. The Medical segment includes the Cardio & Vascular, Cardiac Rhythm Management & Neuromodulation and Advanced Surgical, Orthopedics & Portable Medical product lines and the Non-Medical segment comprises the Electrochem product line. For more information on our segments, please refer to Note 18, “Segment and Geographic Information,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
Business Acquisitions
Subsequent to the end of the 2023, on January 5, 2024, we acquired 100% of the equity interests of Pulse Technologies, Inc. (“Pulse”). Prior to the acquisition, Pulse was a privately-held technology, engineering and contract manufacturing company focused on complex micro machining of medical device components for high growth structural heart, heart pump, electrophysiology, leadless pacing, and neuromodulation markets. Based in Pennsylvania, Pulse also provides proprietary advanced technologies, including Hierarchical Surface Restructuring (HSRTM), Scratch-Free Surface Finishes, and Titanium Nitride Coatings. Consistent with our tuck-in acquisition strategy, the acquisition of Pulse further increases our end-to-end development capabilities and manufacturing footprint in targeted growth markets and provides customers with expanded capabilities, capacity and resources to accelerate products’ time to market. Given the January 5, 2024 closing date of the acquisition, Pulse results are not included in this MD&A and the disclosures included herein. Refer to Note 21, “Subsequent Events,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report for additional information about the acquisition of Pulse.
Effective as of October 1, 2023, we acquired substantially all of the assets and assumed certain liabilities of InNeuroCo, Inc.(“InNeuroCo”). InNeuroCo is a recognized leader in neurovascular catheter innovation with strong development and manufacturing capabilities. InNeuroCo’s expertise and highly differentiated neurovascular catheter innovation complements our existing capabilities and market focus. Consistent with our strategy, the addition of InNeuroCo further increases our ability to provide enhanced solutions to our customers in the neurovascular catheter space.
On April 6, 2022, we acquired 100% of the outstanding equity interests of Connemara Biomedical Holdings Teoranta, including its operating subsidiaries Aran Biomedical and Proxy Biomedical (collectively “Aran”). A recognized leader in proprietary medical textiles, high precision biomaterial coverings and coatings as well as advanced metal and polymer braiding, Aran delivers development and manufacturing solutions for implantable medical devices. Consistent with our strategy, the acquisition of Aran further increases our ability to offer complete solutions for complex delivery and therapeutic devices in high growth cardiovascular markets such as structural heart, neurovascular, peripheral vascular, and endovascular as well as general surgery.
Refer to Note 2, “Business Acquisitions,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report for additional information about the acquisition of InNeuroCo and Aran.
Portable Medical Exit
During the fourth quarter of 2021, we initiated plans to exit our portable medical market to enhance profitability and reallocate manufacturing capacity to support growth. Since that time, we have been working closely with impacted customers to support the transition of these products to other suppliers. Due to quality and regulatory requirements, we expected it would take three to four years to complete this transition. Our AS&O product line sales, which includes Portable Medical sales, increased 12% and 9% in 2022 and 2023, respectively, when compared to the previous year, driven by increases in Portable Medical sales. We attribute the increase in Portable Medical sales to the higher demand created when we announced the exit of that market. We currently expect Portable Medical sales to begin to wind down with the final sales and market exit occurring in 2025.
Discontinued Operations
During 2018, we sold a portion of our Advanced Surgical, Orthopedics & Portable Medical product line. As a result, for all periods presented, financial results of the divested product line are classified as discontinued operations. All results and information presented exclude discontinued operations unless otherwise noted.
There was no activity from discontinued operations during 2023. During 2022, we recognized income from discontinued operations of $1.0 million or $0.03 per diluted share. During 2021, we recognized income from discontinued operations of $3.8 million or $0.11 per diluted share.
Refer to Note 20, “Discontinued Operations,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Financial Overview
Fiscal 2023 Compared with Fiscal 2022
Income from continuing operations for 2023 was $90.7 million or $2.69 per diluted share compared to $65.4 million or $1.96 per diluted share for 2022. These variances are primarily the result of the following:
•Sales for 2023 increased 16% to $1.597 billion, driven by our Medical product lines with strong demand, new product ramps, growth from emerging customers with PMA (premarket approval) products and supply chain improvements.
•Gross profit for 2023 increased $59.3 million or 17%, primarily from higher sales volume leverage and efficiencies gained from the continued improvement in the supply chain.
•Operating expenses for 2023 increased by $13.3 million compared to 2022, primarily due to higher labor costs and amortization expense, partially offset by lower restructuring and other charges.
•Interest expense for 2023 increased by $14.7 million, due to higher interest rates, higher average debt outstanding and higher losses from extinguishment of debt.
•We recognized net losses on equity investments of $5.7 million and $7.6 million during 2023 and 2022, respectively. Gains and losses on equity investments are generally unpredictable in nature.
•Other (income) loss, net for 2023 were losses of $1.0 million compared to income of $0.9 million for 2022, primarily due to fluctuations in foreign currency gains and losses in the respective periods.
•We recorded provisions for income taxes of $16.6 million and $10.6 million for 2023 and 2022, respectively. The changes in income tax were primarily due to relative changes in pre-tax income and the impact of discrete tax items.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Consolidated Financial Statements, contained in Item 8, “Financial Statements and Supplementary Data” of this report, for the periods presented (dollars in thousands, except per share amounts):

				Change		Change
				2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$	%	$	%
Medical Sales:
Cardio & Vascular	$836,342	$699,469	$593,117	$136,873	20%	$106,352	18%
Cardiac Rhythm Management & Neuromodulation	610,577	532,580	502,288	77,997	15%	30,292	6%
Advanced Surgical, Orthopedics & Portable Medical	106,421	97,502	87,221	8,919	9%	10,281	12%
Total Medical Sales	1,553,340	1,329,551	1,182,626	223,789	17%	146,925	12%
Non-Medical	43,333	46,545	38,453	(3,212)	(7)%	8,092	21%
Total sales	1,596,673	1,376,096	1,221,079	220,577	16%	155,017	13%
Cost of sales	1,178,384	1,017,090	884,109	161,294	16%	132,981	15%
Gross profit	418,289	359,006	336,970	59,283	17%	22,036	7%
Gross profit as a % of sales	26.2%	26.1%	27.6%
Operating expenses:
Selling, general and administrative	175,619	160,578	141,418	15,041	9%	19,160	14%
Research, development and engineering	63,771	60,918	51,985	2,853	5%	8,933	17%
Restructuring and other charges	11,569	16,183	7,856	(4,614)	(29)%	8,327	106%
Total operating expenses	250,959	237,679	201,259	13,280	6%	36,420	18%
Operating income	167,330	121,327	135,711	46,003	38%	(14,384)	(11)%
Interest expense	53,370	38,632	31,628	14,738	38%	7,004	22%
Loss on equity investments, net	5,691	7,636	3,143	(1,945)	(25)%	4,493	143%
Other (income) loss, net	975	(899)	(123)	1,874	NM	(776)	NM
Income from continuing operations before income taxes	107,294	75,958	101,063	31,336	41%	(25,105)	(25)%
Provision for income taxes	16,644	10,608	8,043	6,036	57%	2,565	32%
Effective tax rate	15.5%	14.0%	8.0%
Income from continuing operations	$90,650	$65,350	$93,020	$25,300	39%	$(27,670)	(30)%
Diluted earnings per share from continuing operations	$2.69	$1.96	$2.80	$0.73	37%	$(0.84)	(30)%
NM - Calculated change not meaningful.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Fiscal 2023 Compared with Fiscal 2022
The following discussion is a comparison between results for the years ended December 31, 2023 and 2022. For a discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 21, 2023.
Sales
Sales by product line for 2023 and 2022 were as follows (dollars in thousands):

			Change
	2023	2022	$	%
Medical Sales:
Cardio & Vascular	$836,342	$699,469	$136,873	19.6%
Cardiac Rhythm Management & Neuromodulation	610,577	532,580	77,997	14.6%
Advanced Surgical, Orthopedics & Portable Medical	106,421	97,502	8,919	9.1%
Total Medical Sales	1,553,340	1,329,551	223,789	16.8%
Non-Medical	43,333	46,545	(3,212)	(6.9)%
Total sales	$1,596,673	$1,376,096	$220,577	16.0%
Total 2023 sales increased 16% to $1.597 billion in comparison to 2022. The most significant drivers of this increase were as follows:
Cardio & Vascular (“C&V”) sales for 2023 increased $136.9 million or 20% in comparison to 2022. The increase in C&V sales for 2023 was driven by strong demand, acquisition performance and supply chain improvements, with double-digit growth across all C&V markets. Foreign currency exchange rate fluctuations increased C&V sales for 2023 by $1.2 million.
Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales for 2023 increased $78.0 million or 15% in comparison to 2022. CRM&N sales for 2023 were driven by double-digit CRM growth from strong customer demand, double-digit Neuromodulation growth from emerging customers, and supply chain improvements. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales for 2023.
Advanced Surgical, Orthopedics & Portable Medical (“AS&O”) sales for 2023 increased by $8.9 million in comparison to 2022, driven by high double-digit growth in Portable Medical related to demand to support the multi-year Portable Medical exit. Foreign currency exchange rate fluctuations did not have a material impact on AS&O sales for 2023.
Non-Medical sales for 2023 decreased $3.2 million or 7% in comparison to 2022, as sales returned to a normalized run-rate in the second half of 2023 following previously higher sales from the supply chain recovery. Foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales for 2023.
Gross Profit

	2023	2022
Gross profit (in thousands)	$418,289	$359,006
Gross margin	26.2%	26.1%
Gross profit as a percent of sales (“Gross margin”) for 2023 increased 10 basis points compared to 2022. The improved year over year gross margin was primarily due to higher sales volume leverage and efficiencies gained from the continued improvement in the supply chain.

MANAGEMENT’S DISCUSSION AND ANALYSIS
SG&A Expenses
SG&A expenses comprise the following for 2023 and 2022 (in thousands):

	2023	2022	Change
Compensation and benefits(a)	$91,573	$85,876	$5,697
Depreciation and amortization expense(b)	41,515	37,662	3,853
Professional fees(c)	15,639	14,003	1,636
Contract services(d)	11,779	10,165	1,614
Bank fees and charges(e)	2,907	1,019	1,888
All other SG&A	12,206	11,853	353
Total SG&A expense	$175,619	$160,578	$15,041
__________
(a)Compensation and benefits increased primarily due to annual merit increases and higher incentive compensation, partially offset by lower headcount.
(b)Depreciation and amortization expense increased due to amortization of intangible assets from the Aran and Oscor customer list intangible assets.
(c)Professional fees increased primarily due to increased costs associated with third-party information technology services.
(d)Contract services expense increased primarily due to higher software costs from information technology enhancements.
(e)The increase in bank fees and charges was driven by increased factoring and supplier financing fees primarily due to the launch of accounts receivable factoring arrangements during 2023.
RD&E
RD&E expenses for 2023 and 2022 were $63.8 million and $60.9 million, respectively. The increase in RD&E expenses for 2023 compared to 2022 was primarily due to higher labor costs attributed to annual merit increases and higher incentive compensation. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Restructuring and Other Charges
We continuously evaluate our business and identify opportunities to realign resources to better serve our customers and markets, improve operational efficiency and capabilities, and lower operating costs. To realize the benefits associated with these opportunities, we undertake restructuring-type activities to transform our business. We incur costs associated with these activities, which primarily include exit and disposal costs and other costs directly related to the restructuring initiative. Restructuring charges include exit and disposal costs from these activities. In addition, from time to time, we incur costs associated with acquiring and integrating businesses, and certain other general expenses, including asset impairments.
Restructuring and other charges comprise the following for 2023 and 2022 (in thousands):

	2023	2022	Change
Restructuring charges(a)	6,015	4,920	1,095
Acquisition and integration costs(b)	3,444	10,075	(6,631)
Other general expenses(c)	2,110	1,188	922
Total restructuring and other charges	$11,569	$16,183	$(4,614)
__________
(a)Restructuring charges for 2023 and 2022 primarily consist of costs associated with our strategic reorganization and alignment and manufacturing alignment to support growth initiatives. Included in restructuring charges for 2023 are $3.6 million in costs related to the relocation and closure of our R&D facility in Israel.
(b)Amount for 2023 primarily includes acquisition expenses related to the InNeuroCo and Pulse (complete in January 2024) acquisitions, and integration expenses related to the Aran and Oscor acquisitions. Amount for 2022 primarily includes expenses related to the Aran and Oscor acquisitions. The 2023 and 2022 amounts also include a benefit of $0.7 million and expense of $3.1 million, respectively, related to adjustments to the fair value of acquisition-related contingent consideration liabilities. See Note 17, “Financial Instruments and Fair Value Measurements,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report for additional information related to the fair value measurement of the contingent consideration.
(c)Amounts include gains and losses in connection with the disposal of property, plant and equipment. In addition, the 2023 amount includes $2.0 million of property loss and related expenses resulting from a fire which occurred in the fourth quarter of 2023 at one of our manufacturing facilities.
Refer to Note 11, “Restructuring and Other Charges,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report for additional information regarding these initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense for 2023 and 2022 is as follows (dollars in thousands):

	2023		2022		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$46,177	4.62%	$35,282	3.80%	$10,895	82
(Gain) loss on interest rate swap	(1,262)	(0.12)	918	0.10	(2,180)	(22)
Amortization of deferred debt issuance costs and original issue discount	3,536	0.42	1,922	0.23	1,614	19
Loss from extinguishment of debt	4,518	0.46	114	0.01	4,404	45
Interest expense on borrowings	52,969	5.38%	38,236	4.14%	14,733	124
Other interest expense	401		396		5
Total interest expense	$53,370		$38,632		$14,738
Interest expense relates primarily to borrowings made under our Senior Secured Credit Facilities, which consist of a five-year $500 million revolving credit facility (the “Revolving Credit Facility”) and a five-year “term A” loan (the “TLA Facility”), and $500 million aggregate principal amount of the 2028 Convertible Notes.
During 2023, contractual interest expense has increased due to higher average debt outstanding combined with increasing applicable interest rates. The higher average debt balance outstanding is the result of incremental borrowings related to the strategic change to replace some of our variable rate debt to fixed rate through issuance of the 2028 Convertible Notes. Interest rates have continued to climb due to increases in overall market rates, partially offset by a 25 basis point decrease in the interest rate margin on our Senior Secured Credit Facilities. The decrease in the interest rate margin was effective during the second quarter of 2023 based on our secured net leverage ratio (as defined in our Senior Secured Credit Facilities).
Other components of interest expense on borrowings include gains and losses on interest rate swaps and non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Interest rate swap includes realized (gains) losses on our interest rate swap contract, which fluctuate depending on the spread between the rate swap contract fixed rate and senior secured credit facility floating rate. Our outstanding interest rate swap matured as of June 30, 2023. Amortization of deferred debt issuance costs and original issue discount increased during 2023 compared to 2022 as a result of higher unamortized balances related to new debt. The losses from extinguishment of debt during 2023 were related to prepayments of portions of the TLA Facility and full repayment of our Term Loan B facility in connection with issuance of the 2028 Notes.
See Note 8, “Debt,” of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report for additional information pertaining to our debt.
As of December 31, 2023 and 2022, approximately 51% and 11%, respectively, of our principal amount of debt are fixed rate borrowings or have been converted to fixed-rate borrowings with an interest rate swap. During February 2023, we strategically replaced about half of our variable rate debt with fixed rate debt through the issuance of the 2028 Convertible Notes at a fixed rate of 2.125% and paying down our highest rate variable debt, the Term Loan B facility, and a portion of our Revolving Credit Facility. These transactions are expected to mitigate increased borrowing costs and result in a more balanced mix of fixed and floating rates to help protect against interest rate exposure. We may enter into interest rate swap agreements in the future in order to reduce our exposure to fluctuations in floating rates.
Loss on Equity Investments, Net
During 2023 and 2022, we recognized net losses of $5.7 million and $7.6 million, respectively, on our equity investments. Gains and losses on equity investments are generally unpredictable in nature. During 2023, we recognized impairment charges of $5.2 million related to investments in our non-marketable equity securities. The residual losses for 2023 and 2022 relate to our share of equity method investee gains/losses, including unrealized appreciation and depreciation of the underlying interests of the investee. As of December 31, 2023 and December 31, 2022, the carrying value of our equity investments was $8.2 million and $13.9 million, respectively. See Note 17, “Financial Instruments and Fair Value Measurements,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report for further details regarding these investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Other (Income) Loss, Net
Other (income) loss, net for 2023 were losses of $1.0 million compared to income of $0.9 million in 2022. Other (income) loss, net primarily includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits or Dominican peso.
The impact of foreign currency exchange rates on transactions denominated in foreign currencies included in Other (income) loss, net for 2023 were net losses of $1.0 million and net gains of $1.1 million for 2022. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in foreign currency exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
During 2023 and 2022, our provision for income taxes was $16.6 million on worldwide pre-tax income of $107.3 million (effective tax rate of 15.5%) and $10.6 million on worldwide pre-tax income of $76.0 million (effective tax rate of 14.0%), respectively. The stand-alone U.S. component of the effective tax rate for 2023 reflected a $5.8 million provision on $31.0 million of pre-tax book income (effective tax rate of 18.8%) versus a $4.9 million provision on $14.4 million of pre-tax book income (effective tax rate of 34.2%) for 2022. The stand-alone International component of the effective tax rate for 2023 reflected a $10.8 million provision on $76.3 million of pre-tax book income (effective tax rate of 14.2%) versus a $5.7 million provision on $61.5 million of pre-tax book income (effective tax rate of 9.2%) for 2022.
The provision for income taxes for 2023 differs from the U.S. statutory rate due to the following (dollars in thousands):

	U.S.		International		Combined
	$	%	$	%	$	%
Income before provision for income taxes	$31,001		$76,293		$107,294

Provision at statutory rate	$6,510	21.0%	$16,021	21.0%	$22,531	21.0%
Federal tax credits (including R&D)	(11,113)	(35.8)	—	—	(11,113)	(10.4)
Foreign rate differential	1,921	6.2	(7,434)	(9.7)	(5,513)	(5.1)
Stock-based compensation	1,862	6.0	—	—	1,862	1.7
Uncertain tax positions	(1,170)	(3.8)	—	—	(1,170)	(1.1)
State taxes, net of federal benefit	1,185	3.8	—	—	1,185	1.1
U.S. tax on foreign earnings, net of §250 deduction	6,090	19.7	—	—	6,090	5.7
Valuation allowance	411	1.3	1,326	1.7	1,737	1.6
Other	120	0.4	915	1.2	1,035	1.0
Provision for income taxes	$5,816	18.8%	$10,828	14.2%	$16,644	15.5%

MANAGEMENT’S DISCUSSION AND ANALYSIS
The provision for income taxes for 2022 differs from the U.S. statutory rate due to the following (dollars in thousands):

	U.S.		International		Combined
	$	%	$	%	$	%
Income before provision for income taxes	$14,446		$61,512		$75,958

Provision at statutory rate	$3,034	21.0%	$12,917	21.0%	$15,951	21.0%
Federal tax credits (including R&D)	(9,399)	(65.2)	—	—	(9,399)	(12.4)
Foreign rate differential	1,459	10.1	(9,152)	(14.9)	(7,693)	(10.1)
Stock-based compensation	2,009	13.9	—	—	2,009	2.6
Uncertain tax positions	2,469	17.1	—	—	2,469	3.3
State taxes, net of federal benefit	978	6.8	—	—	978	1.3
U.S. tax on foreign earnings, net of §250 deduction	5,225	36.2	—	—	5,225	6.9
Valuation allowance	(888)	(6.1)	694	1.1	(194)	(0.3)
Other	61	0.4	1,201	2.0	1,262	1.7
Provision for income taxes	$4,948	34.2%	$5,660	9.2%	$10,608	14.0%
Our effective tax rate of 15.5% for 2023 is higher than our effective tax rate of 14.0% for 2022, primarily due to the expiration of the Malaysia Tax Holiday described below, the increase in pre-tax book income and related statutory rate differential, and the impact of non-recurring discrete tax benefits recorded in 2022 for provision to return adjustments for the 2021 tax return filed in 2022, partially offset by favorable discrete tax benefits in 2023 from the release of uncertain tax benefits related to the expiration of the statute of the 2019 tax year.
Our effective tax rate for 2023 differs from the U.S. federal statutory tax rate of 21% due principally to the estimated impact of Federal Tax Credits (including R&D credits and Foreign tax credits), stock-based compensation windfalls, and the impact of earnings realized in foreign jurisdictions with statutory rates that are different than the U.S. federal statutory rate. These benefits are partially offset by the impact of U.S. taxes on foreign earnings, including the GILTI provision which requires us to include foreign subsidiary earnings in excess of a deemed return on a foreign subsidiary’s tangible assets in our U.S. income tax return. The U.S. tax on foreign earnings is reflected net of a statutory deduction of 50% of the GILTI inclusion (subject to limitations based on U.S. taxable income, if any) and net of FDII that provides a 37.5% deduction to domestic companies for certain foreign sales and services income. The primary foreign jurisdictions in which we operate and the statutory tax rate for each respective jurisdiction include Switzerland (22%), Mexico (30%), Uruguay (25%), Ireland (12.5%) and Malaysia (24%). We have previously operated in Malaysia under a tax holiday. We met the conditions of the Malaysian tax holiday and the holiday expired in accordance with its original terms on April 30, 2023. Our manufacturing operations in the Dominican Republic operate under a free trade zone agreement through March 2034.
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
It is reasonably possible that a reduction of approximately $0.6 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the lapse of the statute of limitations and/or audit settlements. As of December 31, 2023, approximately $6.4 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal impact on state issues), if recognized.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The effective dates are January 1, 2024, and January 1, 2025 for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Liquidity and Capital Resources

(dollars in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$23,674	$24,272
Working capital	$396,699	$334,546
Current ratio	2.80	2.50
Cash and cash equivalents at December 31, 2023 decreased by $0.6 million from December 31, 2022, primarily as a result of cash generated by operating activities, which includes the benefit of accelerated customer collections from new factoring arrangements, partially offset by purchases of property, plant and equipment, certain assets of InNeuroCo, and net payments on long-term debt and contingent consideration.
Working capital increased by $62.2 million from December 31, 2022, or $62.8 million excluding the decrease in cash and cash equivalents. The increase in working capital, exclusive of cash and cash equivalents, primarily relates to higher sales volume and product demand which contributed to positive fluctuations in inventory, accounts receivable and contract asset balances. In addition, accelerated payments under our Senior Secured Credit Facilities further improved our working capital but was partially offset by a negative fluctuation in accrued expense from higher levels of accrued profit sharing and bonuses.
At December 31, 2023, $19.6 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
As of December 31, 2023, our capital structure consists of $959.9 million of debt, net of debt discounts and deferred issuance costs, outstanding under our Senior Secured Credit Facilities and the 2028 Convertible Notes, and 33 million shares of common stock outstanding. As of December 31, 2023, we have access to $397.5 million of borrowing capacity under our Revolving Credit Facility. We are authorized to issue up to 100 million shares of common stock, of which approximately 33 million shares were issued and outstanding at December 31, 2023, and 100 million shares of preferred stock, none of which were outstanding at December 31, 2023. As of December 31, 2023, our contractual debt service obligations for 2024, consisting of interest on our outstanding debt and commitment fees on the unused portion of the Revolving Credit Facility are estimated to be approximately $44 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
Our off-balance sheet commitments related to our outstanding letters of credit as of December 31, 2023 were $3.5 million.
Credit Facilities and 2028 Convertible Notes
As of December 31, 2023, we had Senior Secured Credit Facilities that consist of a $500 million Revolving Credit Facility, with an outstanding principal balance of $99 million, and a TLA Facility with an outstanding principal balance of $375 million. The Revolving Credit Facility and TLA Facility mature on February 15, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for similar credit facilities.
During the first quarter of 2023, we issued $500 million aggregate principal amount of notes. The 2028 Convertible Notes mature on February 15, 2028 and bear interest at a fixed rate of 2.125% per annum. The total net proceeds from the issuance of the 2028 Convertible Notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $485 million. We used the net proceeds from the issuance of the 2028 Convertible Notes to settle in full principal and interest due of $336.1 million under the Term Loan B Facility, pay down principal and interest due of $113.9 million under the Revolving Credit Facility, to pay related fees and expenses, and to pay the cost of the capped calls related to the issuance of our 2028 Convertible Notes.
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following certain qualified acquisitions and (ii) an interest coverage ratio of at least 2.50:1.00. As of December 31, 2023, we were in compliance with these financial covenants. As of December 31, 2023, our Total Net Leverage Ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.6:1.0. For the year ended December 31, 2023, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 9.2:1.0.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us.

MANAGEMENT’S DISCUSSION AND ANALYSIS
See Note 8 “Debt” of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report for a further information of our outstanding debt.
Factoring Arrangements
We may utilize accounts receivable factoring arrangements with financial institutions to accelerate the timing of cash receipts and enhance our cash position. These arrangements, in all cases, do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. During 2023, we sold, without recourse, $144.4 million of accounts receivable. We did not utilize receivable factoring arrangements prior to 2023. See Note 1 “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report for a further information regarding the factoring arrangements.
Summary of Cash Flow
The following cash flow summary information includes cash flows related to discontinued operations (in thousands):

	2023	2022
Cash provided by (used in):
Operating activities	$180,213	$116,381
Investing activities	(163,367)	(200,421)
Financing activities	(18,014)	92,476
Effect of foreign currency exchange rates on cash and cash equivalents	570	(2,049)
Net change in cash and cash equivalents	$(598)	$6,387
Operating Activities - During 2023, we generated cash from operations of $180.2 million, compared to $116.4 million in 2022. The increase of $63.8 million was the result of a $23.5 million increase in cash flow provided by changes in operating assets and liabilities and a $40.3 million increase in net income adjusted for non-cash items such as depreciation and amortization.
The increase in net income adjusted for non-cash items such as depreciation and amortization is primarily from higher sales volume partially offset by higher interest expense. The increase associated with changes in operating assets and liabilities is primarily related to less accounts receivable, inventory and accounts payable growth. Accounts receivable benefited from new factoring arrangements entered into during 2023 that accelerated accounts receivable collections. Factoring activity on accounts receivable provided an increase of approximately $30 million in cash generated from operating activities during 2023. Inventory growth was elevated in 2022 from investments to support growth and protect against supply chain risk, while accounts payable yielded less benefit to cash flow in 2023 from the timing of supplier payments and lower inventory growth.
Investing Activities – The $37.1 million decrease in net cash used in investing activities was primarily attributable to a decrease in net cash paid for acquisitions, partially offset by increased purchases of property, plant and equipment. Investing activities for 2023 included net cash paid of $43.6 million for the InNeuroCo acquisition. For 2022, investing activities included $126.6 million for the Aran acquisition and settlement of working capital and other closing adjustments in connection with the Oscor acquisition. Purchases of property, plant and equipment were $119.9 million in 2023, compared to $74.7 million in 2022, as we continue to upgrade our manufacturing facilities and information technology systems, and invest in manufacturing equipment to support our productivity initiatives.
Financing Activities – Net cash used in financing activities during 2023 was $18.0 million compared to net cash provided by financing activities of $92.5 million in 2022. The cash used in financing activities during 2023 was primarily related to the $335.6 million full repayment of our Term Loan B facility, $80.3 million in repayments of our TLA Facility, $41.7 million of net payments on our Revolving Credit Facility, $35.0 million of capped call purchases related to the issuance of our 2028 Convertible Notes, and $7.7 million paid to settle certain contingent consideration liabilities related to the Aran and Inomec acquisitions, which was partially offset by the issuance of our 2028 Convertible Notes of $486.3 million. The net cash inflow for 2022 included $166.0 million in borrowings on our Revolving Credit Facility, primarily to fund the Aran acquisition.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Cash and Other Commitments
We have material cash requirements to pay third parties under various contractual obligations discussed below. Presented below is a summary of contractual obligations and other minimum commitments as of December 31, 2023. Refer to Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report for additional information regarding self-insurance liabilities, which are not reflected in the table below.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal amount of debt outstanding(a)	$974,000	$—	$37,500	$936,500	$—
Interest on debt(a)	176,397	44,123	86,811	45,463	—
Operating lease obligations(b)	104,883	12,744	25,219	24,237	42,683
Finance lease obligations(b)	14,364	2,411	4,460	2,977	4,516
__________
(a)Interest payments in the table above reflect the contractual interest payments on our outstanding debt and commitment fees on the unused portion of the Revolving Credit Facility based upon the balance outstanding and applicable interest rates at December 31, 2023, and exclude the impact of the debt discount and deferred issuance costs. Refer to Note 8, “Debt,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report for additional information regarding long-term debt.
(b)Refer to Note 14, “Leases,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report for additional information about our operating and finance lease obligations.
Capital expenditures, which are net of proceeds from the sale of property, plant and equipment, for 2023 totaled $119.8 million, compared to $74.1 million and $53.0 million in 2022 and 2021, respectively. Capital expenditures in 2023 related primarily to upgrades of manufacturing facilities and information technology systems. We expect 2024 capital expenditures to approximate $90 million to $110 million, with a significant portion related to additional upgrades of manufacturing facilities and information technology systems, as well as for manufacturing equipment to support productivity initiatives.
We have recorded liabilities for unrecognized tax benefits that, because of their nature, have a high degree of uncertainty regarding the timing of future cash payment and other events that extinguish these liabilities. Refer to Note 12, “Income Taxes,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this report for additional information about these unrecognized tax benefits.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. However, such cash flows are dependent upon our future operating performance which, in turn, is subject to prevailing economic conditions, and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If our future financing needs increase, we may need to arrange additional debt or equity financing. We continually evaluate and consider various financing alternatives to enhance or supplement our existing financial resources. However, we cannot be assured that we will be able to enter into any such arrangements on acceptable terms or at all.
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), SEC, or other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements. Refer to Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

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
We have identified several critical accounting estimates. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions have had or are reasonably likely to have a material effect on the consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report.
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
Acquisition Method of Accounting
We account for business combinations using the acquisition method of accounting. We recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition. Any excess purchase price over the fair value of net assets acquired is recorded to goodwill. Determining the fair value of these items requires management’s judgment and more often than not the utilization of independent valuation specialists. The judgments made in the determination of the estimated fair values assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. For more information on our acquisitions and application of the acquisition method, see Note 2, “Business Acquisitions,”of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report.
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets
We make assumptions in establishing the carrying value, fair value and, if applicable, the estimated lives of our intangible and other long-lived assets. Goodwill and intangible assets determined to have an indefinite useful life are not amortized. Instead, these assets are evaluated for impairment on an annual basis on the last day of our fiscal year and whenever events or business conditions change that could indicate that the asset is impaired. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
We performed a qualitative assessment of our Medical reporting unit as of December 31, 2023. As part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of the reporting unit. The assessment indicated that it was more likely than not that the fair value of the Medical reporting unit exceeded its carrying value.
We elected to bypass the qualitative assessment and performed a quantitative analysis for our Non-Medical reporting unit. Resulting from the quantitative analysis, the fair value exceeded the carrying value of the Non-Medical reporting unit by approximately 11%. We do not believe that any of our reporting units are at risk for impairment. However, changes to the factors considered above could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We may be unaware of one or more significant factors that, if we had been aware of, would cause our conclusion to change, which could result in a goodwill impairment charge in a future period.
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
We performed a quantitative assessment to test our indefinite-lived intangible assets for impairment as of December 31, 2023. For the Greatbatch Medical tradename, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was in excess of its carrying value of $20 million by approximately 327% as of December 31, 2023. The Lake Region Medical tradename had an excess of the estimated fair value over carrying value of approximately 75% and a carrying value of $70 million at December 31, 2023. We do not believe that our indefinite-lived intangible assets are at risk for impairment. However, a significant increase in the discount rate, decrease in the terminal growth rate, increase in tax rates, decrease in the royalty rate or substantial reductions in our end-markets and volume assumptions could have a negative impact on the estimated fair values of either of our tradenames and require us to recognize impairments of these indefinite-lived intangible assets in a future period.
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
Foreign Currency Exchange Rate Risk
We have foreign operations in the Dominican Republic, Ireland, Malaysia, Mexico, Switzerland, and Uruguay which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Dominican pesos, Euros, Malaysian ringgits, Mexican pesos, Swiss francs, and Uruguayan pesos. We continuously evaluate our foreign currency risk, and we use operational hedges and forward currency exchange rate contracts, to manage the impact of currency exchange rate fluctuations on earnings and cash flows. We do not enter into currency exchange rate derivative instruments for speculative purposes. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro, our most significant foreign currency exposure, would have had an impact of approximately $7 million on our 2023 annual sales. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during 2023 increased sales in comparison to 2022 by $1.2 million.
We had currency derivative instruments with notional amounts totaling $90.0 million outstanding as of December 31, 2023. As of December 31, 2023, we recorded assets totaling $2.2 million to recognize the fair value of these derivative instruments on our Consolidated Balance Sheets. The amounts recorded during 2023 related to our forward contracts were decreases in Sales and Cost of sales of $0.2 million and $5.6 million, respectively. Refer to Note 17, “Financial Instruments and Fair Value Measurements,” of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report for additional information regarding our outstanding forward contracts.
To the extent that our monetary assets and liabilities, including short-term and long-term intercompany loans, are recorded in a currency other than the functional currency of the subsidiary, these amounts are remeasured each period at the period-end exchange rate, with the resulting gain or loss being recorded in Other (income) loss, Net, in the Consolidated Statements of Operations. We recorded net foreign currency measurement and transaction losses of $1.0 million for 2023.
We translate all assets and liabilities of our foreign operations where the U.S. dollar is not the functional currency at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Consolidated Financial Statements as Comprehensive income (loss). The translation adjustment for 2023 was a gain of $14.4 million and primarily related to the strengthening Euro relative to the U.S. dollar. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $38 million on our foreign net assets as of December 31, 2023.
Interest Rate Risk
We regularly monitor interest rate risk attributable to our outstanding debt obligations. We may enter into interest rate swap agreements in order to reduce the cash flow risk caused by interest rate changes on our outstanding floating rate borrowings. As of December 31, 2023, we had $974.0 million in principal amount of debt outstanding. Interest rates on our Revolving Credit Facility and TLA Facility, reset at a rate based on the secured overnight financing rate (“SOFR”), in relation to any loan in U.S. dollars, and the Euro Interbank Offered Rate (“EURIBOR”), in relation to any loan in Euros, thus subjecting us to interest rate risk. A hypothetical one percentage point (100 basis points) change in SOFR on the $474 million of variable rate debt outstanding as of December 31, 2023 would increase our interest expense by approximately $5 million. We had no loans in Euros outstanding at December 31, 2023.
As of December 31, 2023 and 2022, approximately 51% and 11%, respectively, of our principal amount of debt are fixed rate borrowings or have been converted to fixed-rate borrowings with an interest rate swap. During February 2023, we strategically replaced about half of our variable rate debt with fixed rate debt through the issuance of the 2028 Convertible Notes at a fixed rate of 2.125% and paying down our highest rate variable debt, the Term Loan B facility, and a portion of our Revolving Credit Facility. These transactions are expected to mitigate increased borrowing costs and result in a more balanced mix of fixed and floating rates to help protect against interest rate exposure. Our outstanding interest rate swap matured as of June 30, 2023. We may enter into interest rate swap agreements in the future in order to reduce our exposure to fluctuations in floating rates.

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
As of December 31, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 is effective. As permitted by guidance issued by the Securities and Exchange Commission, management excluded from its assessment of its system of internal control over financial reporting the operations associated with the assets acquired and liabilities assumed from InNeuroCo, Inc., which were acquired effective as of October 1, 2023. The acquired assets and operations constitute 2% of total assets, 3% of net assets, less than 1% of sales, and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2023. The Company is in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into its system of internal control over financial reporting. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of internal control over financial reporting for the operations associated with the assets acquired and liabilities assumed.
The effectiveness of internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.
Dated: February 20, 2024

/s/ Joseph W. Dziedzic	/s/ Diron Smith
Joseph W. Dziedzic	Diron Smith
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Integer Holdings Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Integer Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2023, of the Company and our report dated February 20, 2024, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting as it relates to the operations associated with the assets acquired and liabilities assumed from InNeuroCo, Inc., which were acquired effective as of October 1, 2023. The acquired assets and operations constitute 2% of total assets, 3% of net assets, less than 1% of sales and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting associated with the assets acquired and liabilities assumed from InNeuroCo, Inc.
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
February 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Integer Holdings Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Integer Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
◦We compared the Company's inventory demand forecast to events and trends discussed in industry and analyst reports and disclosed in recent press releases from the Company's major customers (including financial information). In addition, we also considered any changes within the business including restructuring events and strategic changes.
/s/ Deloitte & Touche LLP
Williamsville, New York
February 20, 2024
We have served as the Company’s auditor since 1985.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$23,674	$24,272
Accounts receivable, net of provision for credit losses of $0.4 million and $0.3 million as of December 31, 2023 and 2022, respectively	238,277	224,325
Inventories	239,716	208,766
Refundable income taxes	1,998	2,003
Contract assets	85,871	71,927
Prepaid expenses and other current assets	28,132	27,005
Total current assets	617,668	558,298
Property, plant and equipment, net	407,954	317,243
Goodwill	1,011,007	982,192
Other intangible assets, net	783,146	819,889
Deferred income taxes	7,001	6,247
Operating lease assets	81,632	74,809
Financing lease assets	11,828	8,852
Other long-term assets	22,417	26,856
Total assets	$2,942,653	$2,794,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$18,188
Accounts payable	120,293	110,780
Income taxes payable	3,896	10,923
Operating lease liabilities	8,692	10,362
Accrued expenses and other current liabilities	88,088	73,499
Total current liabilities	220,969	223,752
Long-term debt	959,925	907,073
Deferred income taxes	145,625	160,671
Operating lease liabilities	72,339	64,049
Financing lease liabilities	10,388	8,006
Other long-term liabilities	14,365	13,379
Total liabilities	1,423,611	1,376,930
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,329,648 and 33,169,778 shares issued and outstanding as of December 31, 2023 and 2022, respectively	33	33
Additional paid-in capital	727,435	731,393
Retained earnings	771,351	680,701
Accumulated other comprehensive income	20,223	5,329
Total stockholders’ equity	1,519,042	1,417,456
Total liabilities and stockholders’ equity	$2,942,653	$2,794,386

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands except per share data)	2023	2022	2021
Sales	$1,596,673	$1,376,096	$1,221,079
Cost of sales	1,178,384	1,017,090	884,109
Gross profit	418,289	359,006	336,970
Operating expenses:
Selling, general and administrative	175,619	160,578	141,418
Research, development and engineering	63,771	60,918	51,985
Restructuring and other charges	11,569	16,183	7,856
Total operating expenses	250,959	237,679	201,259
Operating income	167,330	121,327	135,711
Interest expense	53,370	38,632	31,628
Loss on equity investments, net	5,691	7,636	3,143
Other (income) loss, net	975	(899)	(123)
Income from continuing operations before income taxes	107,294	75,958	101,063
Provision for income taxes	16,644	10,608	8,043
Income from continuing operations	$90,650	$65,350	$93,020

Discontinued operations:
Income from discontinued operations before income taxes	—	1,323	4,931
Provision for income taxes	—	296	1,143
Income from discontinued operations	$—	$1,027	$3,788

Net income	$90,650	$66,377	$96,808

Basic earnings per share:
Income from continuing operations	$2.72	$1.97	$2.82
Income from discontinued operations	—	0.03	0.11
Basic earnings per share	2.72	2.00	2.93

Diluted earnings per share:
Income from continuing operations	$2.69	$1.96	$2.80
Income from discontinued operations	—	0.03	0.11
Diluted earnings per share	2.69	1.99	2.91

Weighted average shares outstanding:
Basic	33,320	33,127	32,993
Diluted	33,758	33,357	33,258

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2023	2022	2021

Comprehensive Income
Net income	$90,650	$66,377	$96,808
Other comprehensive income (loss):
Foreign currency translation gain (loss)	14,379	(25,570)	(27,826)
Net change in cash flow hedges, net of tax	310	3,200	2,105
Defined benefit plan liability adjustment, net of tax	205	509	219
Other comprehensive income (loss), net	14,894	(21,861)	(25,502)
Comprehensive income	$105,544	$44,516	$71,306

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$90,650	$66,377	$96,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,841	91,991	81,369
Debt related charges included in interest expense	8,054	2,036	6,954
Inventory step-up amortization	590	798	301
Stock-based compensation	23,283	21,023	16,185
Non-cash lease expense	11,248	10,914	8,235
Non-cash loss on equity investments	5,691	7,636	3,143
Contingent consideration fair value adjustment	(736)	3,097	133
Other non-cash losses	4,379	5,854	1,553
Deferred income taxes	(9,490)	(17,498)	(10,270)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,437)	(41,380)	(17,539)
Inventories	(30,178)	(56,721)	4,700
Prepaid expenses and other assets	(930)	764	(2,409)
Contract assets	(13,646)	(7,543)	(24,923)
Accounts payable	(520)	26,038	19,525
Accrued expenses and other liabilities	7,908	(9,529)	(22,984)
Income taxes payable	(7,494)	12,524	(4,115)
Net cash provided by operating activities	180,213	116,381	156,666
Cash flows from investing activities:
Acquisition of property, plant and equipment	(119,938)	(74,728)	(53,463)
Proceeds from sale of property, plant and equipment	173	639	443
Proceeds from return of capital from equity investments	—	304	—
Acquisitions, net of cash acquired	(43,602)	(126,636)	(217,978)
Net cash used in investing activities	(163,367)	(200,421)	(270,998)
Cash flows from financing activities:
Principal payments of term loans	(415,938)	(25,249)	(741,786)
Proceeds from issuance of term loans	—	—	818,250
Proceeds from issuance of convertible notes, net of discount	486,250	—	—
Proceeds from revolving credit facility	383,103	166,000	82,300
Payments of revolving credit facility	(424,801)	(45,000)	(63,000)
Purchase of capped calls	(35,000)	—	—
Payment of debt issuance costs	(2,181)	—	(8,139)
Proceeds from the exercise of stock options	2,303	150	743
Tax withholdings related to net share settlements of restricted stock units	(3,098)	(2,929)	(4,592)
Proceeds from contingent consideration	—	1,319	—
Payment of contingent consideration	(7,660)	(972)	(1,621)
Principal payments on finance leases	(992)	(843)	(169)
Net cash provided by (used in) financing activities	(18,014)	92,476	81,986
Effect of foreign currency exchange rates on cash and cash equivalents	570	(2,049)	1,025
Net increase (decrease) in cash and cash equivalents	(598)	6,387	(31,321)
Cash and cash equivalents, beginning of year	24,272	17,885	49,206
Cash and cash equivalents, end of year	$23,674	$24,272	$17,885

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(in thousands)	2023	2022	2021
Total stockholders’ equity, beginning balance	$1,417,456	$1,354,697	$1,271,055

Common stock and additional paid-in capital
Balance, beginning of period	731,426	713,183	700,847
Stock awards exercised or vested	(991)	(2,780)	(3,849)
Stock-based compensation	23,283	21,023	16,185
Capped calls related to the issuance of convertible notes, net of tax	(26,250)	—	—
Balance, end of period	727,468	731,426	713,183
Retained earnings
Balance, beginning of period	680,701	614,324	517,516
Net income	90,650	66,377	96,808
Balance, end of period	771,351	680,701	614,324
Accumulated other comprehensive income
Balance, beginning of period	5,329	27,190	52,692
Other comprehensive income (loss)	14,894	(21,861)	(25,502)
Balance, end of period	20,223	5,329	27,190

Total stockholders’ equity, ending balance	$1,519,042	$1,417,456	$1,354,697

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
Factoring Arrangements
The Company enters into receivable factoring arrangements, pursuant to which certain receivables may be sold to financial institutions without recourse in exchange for cash. Transactions under the receivables factoring arrangements are accounted for as sales under ASC 860, Transfers and Servicing, with the sold receivables removed from the Company’s Consolidated Balance Sheet. Under these arrangements, the Company does not maintain any beneficial interest in the receivables sold. Once sold, the receivables are no longer available to satisfy creditors in the event of bankruptcy. Sale proceeds are reflected in Cash flows from operating activities on the Consolidated Statements of Cash Flows. Factoring fees are recorded in Selling, general, and administrative expenses in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2023, the Company sold, without recourse, accounts receivable of $144.4 million and recorded factoring fees of $1.1 million. The Company did not utilize receivable factoring arrangements prior to 2023.
Supplier Financing Arrangements
The Company utilizes supplier financing arrangements with financial institutions to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale of, and are accounted for as a reduction to, accounts receivable. The agreements transfer control and risk related to the receivables to the financial institutions. The Company has no continuing involvement in the transferred receivables subsequent to the sale. Fees for supplier financing arrangements are recorded in Selling, general, and administrative expenses in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2023 and 2022, the Company sold and de-recognized accounts receivable and collected cash of $139.4 million and $120.7 million, respectively, and recorded costs associated with the supplier financing arrangements of $1.8 million and $0.9 million, respectively.
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
If the qualitative assessment indicates that the quantitative analysis should be performed or if management elects to bypass a qualitative analysis to perform a quantitative analysis, the Company then evaluates goodwill for impairment by comparing the fair value of each of its reporting units to its carrying value, including the associated goodwill. To determine the fair values, the Company uses a combination of the income approach based on estimated discounted future cash flows and the market approach based on comparable publicly traded companies. The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company completed its annual goodwill impairment test as of December 31, 2023 and determined, after performing a qualitative review of its Medical reporting unit, that it is more likely than not that the fair value of the Medical reporting unit exceeds its carrying amount. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed for the Medical reporting unit. The Company bypassed the qualitative analysis for its Non-Medical reporting unit and performed a quantitative analysis. The fair value of the Non-Medical reporting unit exceeded its carrying amount as of December 31, 2023.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Derivative Financial Instruments
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments is generally limited to cash flow hedges of certain interest rate risks and minimizing foreign currency exposure on foreign currency transactions, which are typically designated in hedging relationships, and intercompany balances, which are not designated as hedging instruments. Under master agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, it has the right of set-off and is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. Gains and losses on cash flow hedges are recorded in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from AOCI to the Consolidated Statement of Operations on the same line item as the underlying transaction. In the event the forecasted transactions do not occur, or it becomes probable that they will not occur, the Company reclassifies any gain or loss on the related cash flow hedge to earnings in the respective period. Cash flows related to these derivative financial instruments are included in cash flows from operating activities. Foreign currency contracts not designated as hedging relationships are recorded at fair value in Accrued expenses and other current liabilities in the Consolidated Balance Sheets with resulting gains or losses are recorded in the Consolidated Statement of Operations.
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
Product Warranties
The Company allows customers to return defective or damaged products for credit, replacement, or repair. The Company warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims, through Cost of Sales, based upon experience and other specific information as it becomes available. The product warranty liability is classified as Accrued expenses and other current liabilities on the Consolidated Balance Sheets. Adjustments to pre-existing estimated exposure for warranties are made as changes to the obligations become reasonably estimable. The Company’s product warranty liability totaled $0.1 million as of December 31, 2023 and December 31, 2022.
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
The Company has foreign operations in the Dominican Republic, Ireland, Malaysia, Mexico, Switzerland, and Uruguay, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Dominican pesos, Euros, Malaysian ringgits, Mexican pesos, Swiss francs, and Uruguayan pesos. To the extent that monetary assets and liabilities, including short-term and long-term intercompany loans, are recorded in a currency other than the functional currency of the subsidiary, these amounts are remeasured each period at the period-end exchange rate, with the resulting gain or loss being recorded in Other (income) loss, net in the Consolidated Statements of Operations. Net foreign currency transaction (gains) losses included in Other (income) loss, net amounted to $1.0 million, $(1.1) million and $(0.1) million for the years ended December 31, 2023, 2022 and 2021, respectively, and primarily related to the fluctuation of the U.S. dollar relative to the Euro and the remeasurement of certain intercompany loans.
Earnings Per Share (“EPS”)
Basic EPS is calculated using the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the weighted average number of shares outstanding during the period plus, if dilutive, common stock equivalents outstanding during the period and stock issuable upon conversion of convertible debt instruments. The Company's common stock equivalents consist of shares issuable upon the release of RSUs and PRSUs and the incremental shares of common stock issuable upon the exercise of stock options. The dilutive effect of these common stock equivalents is reflected in diluted EPS by application of the treasury stock method. The dilutive effect of shares issuable upon conversion of convertible debt instruments are included in the calculation of diluted EPS under the if-converted method. Note 15, “Earnings Per Share,” contains additional information on the computation of the Company’s EPS.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements
In the normal course of business, management evaluates all new Accounting Standards Updates (“ASU”) and other accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Consolidated Financial Statements. Other than those discussed below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Consolidated Financial Statements.
Accounting Guidance Not Yet Elected or Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures. The ASU enhances disclosure of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker, extend certain annual disclosures to interim periods, and permits more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in years beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024. Early adoption of the ASU is permitted, including adoption in any interim period for which financial statements have not been issued. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires additional quantitative and qualitative income tax disclosures to allow readers of the consolidated financial statements to assess how the Company’s operations, related tax risks and tax planning affect its tax rate and prospects for future cash flows. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2.)    BUSINESS ACQUISITIONS
2023 Acquisition
Effective as of October 1, 2023, the Company acquired substantially all of the assets and assumed certain liabilities of InNeuroCo, Inc. (“InNeuroCo”), a privately-held company based in Florida. InNeuroCo is a recognized leader in neurovascular catheter innovation with strong development and manufacturing capabilities. InNeuroCo’s expertise and highly differentiated neurovascular catheter innovation complements the Company’s existing capabilities and market focus. Consistent with the Company’s strategy, the addition of InNeuroCo further increases Integer’s ability to provide enhanced solutions to its customers in the neurovascular catheter space. The Company funded the purchase price with borrowings under its Revolving Credit Facility.
The total consideration transferred was $44.5 million, which includes an initial cash payment of $43.6 million and $0.9 million in estimated fair value of contingent consideration. The contingent consideration represents the estimated fair value of the Company’s obligation, under the purchase agreement, to make additional payments of up to $13.5 million based on specified annual revenue growth milestones being met through 2027, and a one-time contingent payment to be made based on cumulative revenue amounts through 2027 exceeding a specified revenue target.
The Company has preliminarily estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition. The determination of estimated fair value required management to make significant estimates and assumptions based on information that was available at the time the Consolidated Financial Statements were prepared. The amounts reported are considered preliminary as the Company is completing the valuations that are required to allocate the purchase price in areas such as property and equipment, intangible assets, liabilities and goodwill. As a result, the allocation of the preliminary purchase price may change in the future, which could be material.
During the fourth quarter of 2023, the Company updated the allocation of the purchase price to certain current assets and, based on analysis of information as of the acquisition date, reduced goodwill by $2.2 million.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired
Current assets	$6,924
Inventory	5,376
Property, plant and equipment	3,436
Goodwill	20,989
Definite-lived intangible assets	9,200
Operating lease assets	2,072
Current liabilities	(2,331)
Operating lease liabilities	(1,157)
Fair value of net assets acquired	$44,509
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
The fair value of in-process and finished goods inventory acquired was estimated by applying a version of the income approach called the comparable sales method. This approach estimates the fair value of the assets by calculating the potential revenue generated from selling the inventory and subtracting from it the costs related to the completion and sale of that inventory and a reasonable profit allowance for these remaining efforts. Net book value was deemed to be a reasonable proxy for the fair value of raw materials. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $0.6 million.
Property, Plant and Equipment
The fair value of PP&E acquired was estimated by applying the cost approach for personal property and leasehold improvements. The cost approach was applied by developing a replacement cost and adjusting for economic depreciation and obsolescence.
Leases
The Company recognized an operating lease liability and operating lease right-of-use asset for a manufacturing facility in accordance with ASC 842, Leases. Additionally, the Company recorded favorable lease terms associated with the operating lease of $0.7 million. The favorable lease terms were recorded as an increase to the ROU lease asset.
Goodwill
The excess of the purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The goodwill resulting from the transaction is primarily attributable to future customer relationships and the assembled workforce of the acquired business. The goodwill acquired in connection with the InNeuroCo acquisition was allocated to the Medical segment and is deductible for tax purposes.
Intangible Assets
The purchase price was allocated to intangible assets as follows (dollars in thousands):

Definite-lived Intangible Assets	Fair Value Assigned	Weighted Average Amortization Period (Years)	Weighted Average Discount Rate
Customer lists	$4,000	20.0	14.5%
Technology	5,200	10.0	14.5%
	$9,200
Customer Lists - Customer lists represent the estimated fair value of contractual and non-contractual customer relationships InNeuroCo had as of the acquisition date. The primary customers of InNeuroCo include large original equipment manufacturers. InNeuroCo had long-term recurring relationships with customers in both the design services and original design manufacturing segments. These relationships were valued separately from goodwill at the amount that an independent third party would be willing to pay for these relationships. The fair value of customer lists was determined using the multi-period excess-earnings method, a form of the income approach. The estimated useful life of the existing customer base was based upon the historical customer annual attrition rate of 5.0%, as well as management’s understanding of the industry and product life cycles.
Technology - Technology consists of technical processes, patented and unpatented technology, manufacturing know-how, trade secrets and the understanding with respect to products or processes that have been developed by InNeuroCo and that will be leveraged in current and future products. The fair value of technology acquired was determined utilizing the relief from royalty method, a form of the income approach, with a royalty rate of 5.0%. The estimated useful life of the technology is based upon management’s estimate of the product life cycle associated with the technology before they will be replaced by new technologies.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2.)    BUSINESS ACQUISITIONS (Continued)
Contingent Consideration - As part of the InNeuroCo acquisition, the Company may be required to pay additional consideration based on achievement of specified annual revenue growth milestones being met through 2027, and a one-time contingent payment to be made based on cumulative revenue amounts through 2027 exceeding a specified revenue target. Any amounts earned will be payable in 2025 through 2028. The contingent consideration is classified as Level 3 in the fair value hierarchy and the fair value is measured based on a Monte Carlo simulation utilizing projections about future performance. Significant inputs include revenue volatility of 15%, a discount rate of 14% and projected financial information. See Note 17, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration.
2022 Acquisition
On April 6, 2022, the Company acquired 100% of the outstanding equity interests of Connemara Biomedical Holdings Teoranta, including its operating subsidiaries Aran Biomedical and Proxy Biomedical (collectively “Aran”), a recognized leader in proprietary medical textiles, high precision biomaterial coverings and coatings as well as advanced metal and polymer braiding. Aran delivers development and manufacturing solutions for implantable medical devices. Consistent with the Company’s strategy, the acquisition of Aran further increases Integer’s ability to offer complete solutions for complex delivery and therapeutic devices in high growth cardiovascular markets such as structural heart, neurovascular, peripheral vascular, and endovascular as well as general surgery. The Company funded the purchase price with borrowings under its Revolving Credit Facility. Aran is included in the Company’s Medical segment.
The total consideration transferred was $141.3 million, which includes an initial cash payment of $133.9 million ($129.3 million net of cash acquired) and $7.4 million in estimated fair value of contingent consideration. The contingent consideration represents the estimated fair value of the Company’s obligation, under the purchase agreement, to make additional payments of up to €10 million ($10.9 million at the exchange rate as of April 6, 2022) based on Aran’s achievement of 2022 revenue growth milestones. The earn-out period ended on December 31, 2022 and full payment was made, in accordance with the terms of the share purchase agreement, in April 2023. See Note 17, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration.
There were no measurement period adjustments compared to the preliminary purchase price allocation as of December 31, 2022. The final purchase price allocation was as follows (in thousands):

Fair value of net assets acquired
Current assets	$9,319
Property, plant and equipment	4,151
Goodwill	68,460
Definite-lived intangible assets	71,485
Operating lease assets	3,505
Other noncurrent assets	1,354
Current liabilities	(4,370)
Operating lease liabilities	(3,258)
Other noncurrent liabilities	(9,377)
Fair value of net assets acquired	$141,269

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2.)    BUSINESS ACQUISITIONS (Continued)
Intangible Assets
The purchase price was allocated to intangible assets as follows (dollars in thousands):

Definite-lived Intangible Assets	Fair Value Assigned	Weighted Average Amortization Period (Years)
Customer lists	$53,395	26.0
Technology	17,435	12.0
Tradenames	655	1.5
	$71,485
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2.)    BUSINESS ACQUISITIONS (Continued)
Intangible Assets
The purchase price was allocated to intangible assets as follows (dollars in thousands):

Definite-lived Intangible Assets	Fair Value Assigned	Weighted Average Amortization Period (Years)
Customer lists	$73,800	20.0
Technology	15,200	15.0
Tradenames	16,300	20.0
	$105,300
Contingent Receivable – The Company recorded a contingent receivable related to the Oscor acquisition related to retentive RSU awards issued to certain Oscor associates. The estimated fair value of the contingent consideration receivable at the acquisition date and as of December 31, 2021 was $1.4 million. During 2022, the Company recorded a $0.1 million reduction in the estimated fair value of the contingent receivable due to voluntary resignation of one Oscor associate. The remaining contingent receivable related to the acquisition date fair value of $1.3 million was received during 2022 and is reported as a financing activity in the Consolidated Statements of Cash Flows.
Actual and Pro Forma (unaudited) disclosures
For segment reporting purposes, the results of operations and assets from the InNeuroCo, Aran and Oscor acquisitions have been included in the Company’s Medical segment since the respective acquisition dates. From the date of acquisition through the year ended December 31, 2023, sales related to InNeuroCo were $5.2 million and earnings were not material. From the date of acquisition through the year ended December 31, 2022, sales related to Aran were $15.1 million and earnings were not material. From the date of acquisition through the year ended December 31, 2021, sales related to Oscor were $4.7 million and earnings were not material.
The following table presents (in thousands) unaudited pro forma financial information, for the years shown, as if InNeuroCo, Aran and Oscor had been included in the Company’s financial results as of the beginning of fiscal year 2022, 2021 and 2020, respectively, through the date of acquisition (in thousands):

	2023	2022	2021
Sales	$1,615,606	$1,402,584	$1,291,600
Income from continuing operations	93,148	68,153	87,439
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
Acquisition costs
During the years ended December 31, 2023, 2022 and 2021, direct costs of these acquisitions of $0.7 million, $6.9 million and $2.0 million, respectively, were expensed as incurred and included in Restructuring and other charges in the Consolidated Statements of Operations.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following represents supplemental cash flow information for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Non-cash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$21,044	$13,592	$5,556
Cash paid during the year for:
Interest	37,701	35,804	24,740
Income taxes	30,351	11,165	19,649
(4.)     INVENTORIES
Inventories comprise the following (in thousands):

	December 31,
	2023	2022
Raw materials	$115,887	$98,640
Work-in-process	106,032	98,188
Finished goods	17,797	11,938
Total	$239,716	$208,766
(5.)     PROPERTY, PLANT AND EQUIPMENT, NET
PP&E comprises the following (in thousands):

	December 31,
	2023	2022
Manufacturing machinery and equipment	$436,834	$392,109
Buildings and building improvements	105,733	101,445
Information technology hardware and software	72,241	68,205
Leasehold improvements	90,510	87,616
Furniture and fixtures	18,089	17,614
Land and land improvements	13,358	13,173
Construction work in process	148,342	73,632
Other	1,537	1,478
	886,644	755,272
Accumulated depreciation	(478,690)	(438,029)
Total	$407,954	$317,243
Depreciation expense for PP&E was as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Depreciation expense	$44,306	$42,617	$39,772

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2023 and 2022 was as follows (in thousands):

	Medical	Non-Medical	Total
December 31, 2021	$907,704	$17,000	$924,704
Aran acquisition (Note 2)	68,460	—	68,460
Acquisition-related adjustments (Note 2)	505	—	505
Foreign currency translation	(11,477)	—	(11,477)
December 31, 2022	965,192	17,000	982,192
InNeuroCo acquisition (Note 2)	20,989	—	20,989
Foreign currency translation	7,826	—	7,826
December 31, 2023	$994,007	$17,000	$1,011,007
As of December 31, 2023, no accumulated impairment loss has been recognized for the goodwill allocated to the Company’s Medical or Non-Medical segments.
Intangible Assets
Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2023
Definite-lived:
Purchased technology and patents	$291,142	$(196,388)	$94,754
Customer lists	837,453	(253,267)	584,186
Amortizing tradenames and other	21,035	(7,117)	13,918
Total amortizing intangible assets	$1,149,630	$(456,772)	$692,858
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2022
Definite-lived:
Purchased technology and patents	$283,929	$(178,844)	$105,085
Customer lists	825,634	(216,546)	609,088
Amortizing tradenames and other	21,028	(5,600)	15,428
Total amortizing intangible assets	$1,130,591	$(400,990)	$729,601
Indefinite-lived:
Trademarks and tradenames			$90,288
See Note 2, “Business Acquisitions,” for additional details regarding intangible assets acquired during 2023 and 2022. Included in the Company’s indefinite-lived intangible assets are the Lake Region Medical and Greatbatch Medical tradenames with carrying values of $70.0 million and $20.3 million, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)
Aggregate intangible asset amortization expense comprises the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Cost of sales	$16,260	$15,701	$13,090
SG&A	36,270	32,612	28,507
Restructuring and other charges	638	—	—
Total intangible asset amortization expense	$53,168	$48,313	$41,597
Estimated future intangible asset amortization expense based upon the carrying value as of December 31, 2023 is as follows (in thousands):

	2024	2025	2026	2027	2028	After 2028
Amortization expense	$52,298	$51,525	$49,844	$47,047	$44,246	$447,898
(7.)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprise the following (in thousands):

	December 31,
	2023	2022
Salaries and benefits	$30,544	$33,084
Profit sharing and bonuses	36,114	15,800
Contingent consideration	—	11,201
Contract liabilities	6,142	5,616
Short-term finance lease liabilities	1,894	1,093
Product warranties	84	77
Accrued interest	4,578	472
Other	8,732	6,156
Total	$88,088	$73,499

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8.)     DEBT
Long-term debt comprises the following (in thousands):

	December 31, 2023			December 31, 2022
	Principal Amount	Discounts and Deferred Issuance Costs	Net Carrying Amount	Principal Amount	Discounts and Deferred Issuance Costs	Net Carrying Amount
Senior Secured Credit Facilities:
Revolving credit facilities	$99,000	$—	$99,000	$140,300	$—	$140,300
Term loan A	375,000	(1,687)	373,313	455,313	(2,172)	453,141
Term loan B	—	—	—	335,625	(3,805)	331,820
Convertible Senior Notes due 2028	500,000	(12,388)	487,612	—	—	—
Total	$974,000	$(14,075)	$959,925	$931,238	$(5,977)	$925,261
Current portion of long-term debt			—			(18,188)
Long-term debt			$959,925			$907,073
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
Amendments to the 2021 Credit Agreement
On January 30, 2023, the Company entered into a first amendment (the “First Amendment”) to the 2021 Credit Agreement to, among other things: (i) permit the Company to issue the notes (described below under 2028 Convertible Senior Notes and Related Capped Call Transactions) and incur indebtedness thereunder in an aggregate principal amount of up to $600 million at any time outstanding; (ii) permit the Company to enter into bond hedge and capped call transactions; and (iii) permit the Company to issue call options, warrants or purchase rights relating to the Company’s common stock; provided, in each case, that the terms of any such transaction are customary for transactions of such type.
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
Revolving Credit Facility
The Revolving Credit Facility matures on February 15, 2028. As of December 31, 2023, the Company had available borrowing capacity on the Revolving Credit Facility of $397.5 million after giving effect to $99.0 million of outstanding borrowings and $3.5 million of outstanding standby letters of credit. Borrowings under the Revolving Credit Facility will bear interest at a rate of Adjusted Term SOFR, in relation to any loan in U.S. dollars, and the Euro Interbank Offered Rate (“EURIBOR”), in relation to any loan in Euros, plus a margin based on the Company’s Secured Net Leverage Ratio (as defined in the Senior Secured Credit Facilities agreement). In addition, the Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.15% and 0.25%, depending on the Company’s Secured Net Leverage Ratio. As of December 31, 2023, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 7.08% and the commitment fee on the unused portion of the Revolving Credit Facility was 0.18%.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8.)     DEBT (Continued)
Term Loan Facilities
The TLA Facility matures on February 15, 2028, and requires quarterly installments. The quarterly principal installments under the TLA Facility increase over the term of the loan. The interest rate terms for the TLA Facility are the same as those above for the Revolving Credit Facility borrowings in U.S. dollars. As of December 31, 2023, the interest rate on the TLA Facility was 6.96%.
In February 2023, the Company used a portion of the proceeds from its notes offering (see 2028 Convertible Senior Notes and Related Capped Call Transactions) to settle the full principal and related accrued interest due under the TLB Facility.
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
Based on this assessment, $3.8 million of unamortized deferred debt issuance costs related to the Revolving Credit Facility and TLA Facility were deemed to be related to the issuance of new debt, or the modification of existing debt, and therefore will continue to be deferred and amortized over the term of the associated debt. The remaining $0.6 million of unamortized deferred debt issuance costs related to the Revolving Credit Facility and TLA Facility were deemed to be related to the extinguishment of debt and were expensed and included in Interest expense during the year ended December 31, 2023. Additionally, in connection with the full repayment of the TLB Facility and prepayments of portions of the TLA Facility, the Company incurred a $3.9 million loss on extinguishment of debt from the write-off of the remaining deferred debt issuance costs and original issue discount, which were expensed and included in Interest expense during the year ended December 31, 2023.
Covenants
The Senior Secured Credit Facilities agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require that (i) the Company maintain a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following qualified acquisitions, but shall not exceed 5.50:1.00 and (ii) the Company maintain an interest coverage ratio of at least 2.50:1.00. As of December 31, 2023, the Company was in compliance with these financial covenants.
Contractual maturities under the Senior Secured Credit Facilities as of December 31, 2023 are as follows (in thousands):

	2024	2025	2026	2027	2028
Future minimum principal payments	$—	$10,000	$27,500	$30,000	$406,500
2028 Convertible Senior Notes and Related Capped Call Transactions
In February of 2023, the Company issued $500 million aggregate principal amount of Convertible Senior Notes due in 2028 (“2028 Convertible Notes”) in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $65 million principal amount of the 2028 Convertible Notes. The 2028 Convertible Notes mature on February 15, 2028 and bear interest at a fixed rate of 2.125% per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2023. The total net proceeds from the issuance of the 2028 Convertible Notes (which includes the additional proceeds from the purchasers’ option), after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $485 million.
Conversion and Redemption Terms of the 2028 Convertible Notes
Each $1,000 principal amount of the 2028 Convertible Notes is initially convertible into 11.4681 shares of the Company’s common stock (the “2028 Conversion Option”), which is equivalent to an initial conversion price of approximately $87.20 per share of common stock, subject to standard anti-dilutive adjustments and adjustments upon the occurrence of specified events. The initial conversion price represents a premium of approximately 32.5% to the $65.81 per share closing price of the Company’s common stock on January 31, 2023.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8.)     DEBT (Continued)
The 2028 Convertible Notes are convertible, in multiples of $1,000 principal amount, at the option of the holders prior to the close of business on the business day immediately preceding November 15, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the Indenture governing the 2028 Convertible Notes) per $1,000 principal amount of the 2028 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the 2028 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2028 Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
Upon conversion, the 2028 Convertible Notes will be settled in cash up to the aggregate principal amount of the 2028 Convertible Notes to be converted, and in cash, shares of the Company’s common stock or a combination thereof, at the Company’s option, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2028 Convertible Notes being converted. If the Company undergoes a fundamental change (as defined in the indenture governing the 2028 Notes), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2028 Convertible Notes, in principal amounts of $1,000 or a multiple thereof, at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their notes in connection with such corporate event or during the relevant redemption period.
As of December 31, 2023, the conditions allowing holders of the 2028 Convertible Notes to convert had not been met and, therefore, the 2028 Convertible Notes are classified as a long-term liability on the Consolidated Balance Sheets at December 31, 2023.
The Company may not redeem the 2028 Convertible Notes prior to February 20, 2026. The Company may redeem for cash all or any portion of the 2028 Convertible Notes, at its option, on or after February 20, 2026 and prior to February 15, 2028, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2028 Notes.
Seniority of the 2028 Convertible Notes
The 2028 Convertible Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2028 Convertible Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
Covenants
The 2028 Convertible Notes do not contain financial maintenance covenants.
Deferred Debt Issuance Costs and Discounts
The 2028 Convertible Notes are accounted for as a single liability measured at amortized cost. The discount and issuance costs related to the 2028 Convertible Notes are being amortized to interest expense over the contractual term of the 2028 Convertible Notes at an effective interest rate of 2.76%.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8.)     DEBT (Continued)
Indenture
The Company issued the 2028 Convertible Notes pursuant to an indenture dated as of February 3, 2023 (the “Indenture”) by and between the Company and Wilmington Trust, National Association, as trustee. The Indenture provides for customary events of default, which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest; failure by the Company to comply with its conversion obligations upon exercise of a holder’s conversion right under the Indenture; breach of covenants or other agreements in the Indenture; defaults by the Company or any significant subsidiary (as defined in the Indenture) with respect to other indebtedness in excess of a threshold amount; failure by the Company or any significant subsidiary to pay final judgments in excess of a threshold amount; and the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to the Company or any significant subsidiary. Generally, if an event of default occurs and is continuing under the Indenture, either the Indenture trustee or the holders of at least 25% in aggregate principal amount of the 2028 Convertible Notes then outstanding may declare the principal amount plus accrued and unpaid interest on the 2028 Convertible Notes to be immediately due and payable.
Capped Call Transactions
In connection with the issuance of the 2028 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions. The Capped Calls are expected generally to reduce the potential dilution to the Company’s common stock in connection with any conversion of the 2028 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2028 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap based on strike price of written warrants. The initial upper strike price of the Capped Calls is $108.59 per share and is subject to certain adjustments under the terms of the Capped Calls. The Capped Calls cover, subject to anti-dilution adjustments, approximately 5.7 million shares of the Company’s common stock, the same number of shares initially underlying the 2028 Convertible Notes. For accounting purposes, the Capped Calls are separate transactions, and not integrated with the issuance of the 2028 Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The 2028 Convertible Notes and the Capped Calls will be integrated for tax purposes. The accounting impact of this tax treatment results in the Capped Calls being deductible as original issue discount for tax purposes over the term of the 2028 Notes, which generates an $8.8 million deferred tax asset recognized through equity. The cost to the Company of the Capped Calls was $35 million, which was recorded, net of tax, as a reduction to additional paid-in capital.
Deferred Debt Issuance Costs and Discounts
The change in deferred debt issuance costs related to the Company’s Revolving Credit Facility is as follows (in thousands):

December 31, 2022	2,387
Financing costs incurred	579
Write-off of deferred debt issuance costs	(260)
Amortization during the period	(540)
December 31, 2023	$2,166
The change in debt discount and deferred debt issuance costs related to the Term Loan Facilities and 2028 Convertible Notes is as follows (in thousands):

	Deferred Debt Issuance Costs	Debt Discount	Total
December 31, 2022	4,569	1,408	5,977
Financing costs incurred	1,602	13,750	15,352
Write-off of deferred debt issuance costs and unamortized discount	(2,867)	(1,391)	(4,258)
Amortization during the period	(637)	(2,359)	(2,996)
December 31, 2023	$2,667	$11,408	$14,075

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9.)     BENEFIT PLANS
Savings Plan
The Company sponsors a defined contribution 401(k) plan (the “Plan”) for its U.S. based employees. The Plan provides for the deferral of employee compensation under Internal Revenue Code §401(k) and a Company match. The Company matches $0.50 per dollar of each participant’s deferral made to the Plan up to 6% of their compensation, subject to Internal Revenue Service guidelines. Contributions from employees, as well as those matched by the Company, vest immediately. Net costs related to defined contribution plans for 2023, 2022 and 2021 were $9.9 million, $8.8 million and $7.9 million, respectively.
Defined Benefit Plans
The Company is required to provide its employees located in Switzerland and Mexico certain statutorily mandated defined benefits. Under these plans, benefits accrue to employees based upon years of service, position, age and compensation. The defined benefit pension plan provided to the Company’s employees located in Switzerland is a funded contributory plan, while the plans that provide benefits to the Company’s employees located in Mexico are unfunded and noncontributory. The assets of the Switzerland plan are held at an AA- rated insurance carrier who bears the pension risk and longevity risk, and will be used to cover the pension liability for the remaining retirees of the Swiss plan, as well as the remaining employees at that location. The liability and corresponding expense related to these benefit plans is based on actuarial computations of current and future benefits for employees. The aggregated projected benefit obligation for these plans was $2.9 million and $2.5 million as of December 31, 2023 and December 31, 2022, respectively. Net periodic pension cost for 2023, 2022 and 2021 was $0.6 million, $0.1 million and $0.5 million, respectively. Over the next ten years, the Company expects gross benefit payments to be $1.3 million in total for the years 2024 through 2028, and $2.7 million in total for the years 2029 through 2033.
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
As of December 31, 2023, the Company’s outstanding stock-based compensation plans and agreements include the 2021 Omnibus Incentive Plan (the “2021 Plan”), 2016 Stock Incentive Plan (the “2016 Plan”), 2011 Stock Incentive Plan (the “2011 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”). The 2021 Plan replaced the 2016 Plan and the Company ceased granting any new awards under the 2016 Plan. The number of shares initially reserved for issuance under the 2021 Plan is (i) 1,450,000 plus (ii) the total number of shares of common stock available for issuance under the 2016 Plan, plus (iii) any shares of common stock that are subject to awards forfeited, cancelled, expired, terminated or otherwise lapsed or settled in cash, in whole or in part, without the delivery of shares under the 2016 Plan. The 2011 Plan and 2009 Stock Plan have expired and no awards are available for issuance under these expired plans. As of December 31, 2023, there were 1,088,383 shares available for future grants under the 2021 Plan.
Stock-based Compensation Expense
The classification of stock-based compensation expense in the accompanying Consolidated Statements of Operations was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$3,709	$3,240	$3,365
SG&A	18,224	15,234	11,579
RD&E	1,237	1,099	969
Restructuring and other charges	113	1,450	272
Total stock-based compensation expense	$23,283	$21,023	$16,185

Income tax benefit recognized for stock-based compensation arrangements	$3,692	$2,908	$4,188

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10.)     STOCK-BASED COMPENSATION (Continued)
Stock Options
There were no stock options granted during 2023, 2022 or 2021. The following table summarizes stock option activity during the year ended December 31, 2023:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	240,622	$38.51
Exercised	(82,533)	35.00
Outstanding at December 31, 2023	158,089	$40.35	2.9	$9.3
Vested and exercisable at December 31, 2023	158,089	$40.35	2.9	$9.3
Intrinsic value is calculated for in-the-money options (exercise price less than market price) as the difference between the market price of the Company’s common stock as of December 31, 2023 ($99.08) and the weighted average exercise price of the underlying stock options, multiplied by the number of options outstanding and/or exercisable. Shares are distributed from the Company’s authorized but unissued reserve upon the exercise of stock options. As of December 31, 2023, there was no unrecognized compensation cost related to stock options.
The following table provides certain information relating to the exercise of stock options during 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Intrinsic value	$3,670	$370	$2,370
Cash received	2,303	150	743
Actual tax benefit for the tax deductions from the exercise of options	881	89	569
Restricted Stock Units
The following table summarizes RSU activity during the year ended December 31, 2023:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	291,929	$77.58
Granted	231,604	75.77
Vested	(117,587)	79.03
Forfeited	(56,191)	72.98
Nonvested at December 31, 2023	349,755	$76.63
As of December 31, 2023, there was $15.0 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years. The fair value of RSU shares that vested during 2023, 2022 and 2021 was $9.1 million, $10.7 million and $12.9 million, respectively. The weighted average grant date fair value of RSUs granted during 2023, 2022 and 2021 was $79.03, $75.87 and $81.98, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10.)     STOCK-BASED COMPENSATION (Continued)
Performance Restricted Stock Units
The following table summarizes PRSU activity during the year ended December 31, 2023:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	263,906	$90.29
Granted	105,757	74.32
Vested	(24,427)	107.26
Forfeited	(69,733)	82.72
Nonvested at December 31, 2023	275,503	$84.57
For the Company’s PRSUs, in addition to service conditions, the ultimate number of shares earned depends on the achievement of financial or market-based performance conditions. The financial performance condition is based on the Company’s sales. The market conditions are based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over three year performance periods, or contingent upon achieving specified stock price milestones over a five year performance period.
At December 31, 2023, there was $10.2 million of total unrecognized compensation cost related to unvested PRSUs, which is expected to be recognized over a weighted-average period of approximately 1.6 years. The fair value of PRSU shares vested during 2023 and 2021 was $1.8 million and $3.1 million, respectively. There were no PRSU shares vested during 2022. The weighted average grant date fair value of PRSUs granted during 2023, 2022 and 2021 was $74.32, $90.84 and $85.16, respectively.
The grant-date fair values of the market-based portion of the PRSUs granted during 2023, 2022 and 2021 were determined using the Monte Carlo valuation model on the date of grant. The weighted average fair value and assumptions used to value the TSR portion of the PRSUs granted are as follows:

	2023	2022	2021
Weighted average fair value	$74.29	$97.58	$85.16
Risk-free interest rate	3.79%	1.58%	0.19%
Expected volatility	46%	42%	41%
Expected life (in years)	3.0	3.9	3.0
Expected dividend yield	—%	—%	—%
The valuation of the TSR portion of the PRSUs granted during 2023, 2022 and 2021 also reflects a weighted average illiquidity discount of 11.23%, 9.25% and 8.19%, respectively, related to the six-month period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11.)     RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges comprise the following (in thousands):

	2023	2022	2021
Restructuring charges	$6,015	$4,920	$4,804
Acquisition and integration costs	3,444	10,075	2,544
Other general expenses	2,110	1,188	508
Total restructuring and other charges	$11,569	$16,183	$7,856
Restructuring programs
Operational excellence
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
2022 OE Initiatives - Costs related to the Company’s 2022 OE initiatives are primarily recorded within the Medical segment or unallocated operating expenses and mainly include termination benefits. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2022 OE initiatives of between approximately $10 million and $12 million, the majority of which are expected to be cash expenditures. As of December 31, 2023, total restructuring and restructuring-related charges incurred since inception were $7.1 million. These actions are expected to be substantially complete by the end of 2025.
2021 OE Initiatives - Costs related to the Company’s 2021 OE initiatives are primarily recorded within the Medical segment or unallocated operating expenses and mainly include termination benefits. As of December 31, 2023, total restructuring and restructuring-related charges incurred since inception were $4.9 million. These actions were complete in 2023.
Strategic reorganization and alignment
The Company’s strategic reorganization and alignment (“SRA”) initiatives primarily include those that align resources with market conditions and the Company’s strategic direction in order to enhance the profitability of its portfolio of products.
2021 SRA Initiatives - During the fourth quarter of 2021, the Company initiated plans to exit certain markets served in its Medical segment to enhance profitability and reallocate manufacturing capacity needed to support the Company’s overall growth plans. The Company estimates that it will incur a range of pre-tax charges in connection with the 2021 SRA initiatives of approximately $6 million and $7 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s 2021 SRA Initiatives are primarily recorded within the Medical segment and mainly include termination benefits. As of December 31, 2023, total charges incurred since inception were $5.7 million. These actions are expected to be completed by the end of 2025.
Cost Reduction Initiatives - During 2022, the Company recorded $1.5 million in restructuring charges related to cost reduction actions taken in response to higher manufacturing and direct labor costs. These charges consisted of employee termination benefits and are recorded within the Medical segment. As of December 31, 2023, total restructuring and restructuring-related charges incurred since inception were $1.7 million. These actions were complete in 2023.
Manufacturing alignment to support growth
The Company’s manufacturing alignment to support growth (“MASG”) initiatives are designed to reduce costs, improve operating efficiencies or increase capacity to accommodate growth, which may involve relocation or consolidation of manufacturing operations.
Research and Product Development Alignment – In 2023, the Company commenced an initiative to consolidate certain research and product development operations to more efficiently meet customer needs. The Company will be consolidating existing facilities in Israel and Ireland primarily to a new facility in Ireland. The Company estimates that it will incur aggregate pre-tax charges in connection with this initiative of between approximately $6 million and $8 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s Research and Product Development Alignment initiative are primarily recorded within the Medical segment and mainly include asset disposal and impairment charges and termination benefits. As of December 31, 2023, total restructuring and restructuring-related charges incurred since inception were $3.6 million. These actions are expected to be substantially complete by the end of 2026.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11.)     RESTRUCTURING AND OTHER CHARGES (Continued)
2022 MASG - In 2022, the Company initiated plans to relocate manufacturing of certain products. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2022 MASG initiatives of between approximately $2 million and $3 million, the majority of which are expected to be cash expenditures. As of December 31, 2023, total restructuring and restructuring-related charges incurred since inception were $1.2 million. These actions are expected to be substantially complete by the end of 2025.
The following table comprises restructuring and restructuring-related charges by classification in the accompanying Consolidated Statements of Operations (in thousands):

	2023	2022
Restructuring charges:
Restructuring and other charges	$6,015	$4,920
Restructuring-related expenses(a):
Cost of sales	1,669	1,148
Selling, general and administrative	2,093	1,966
Research, development and engineering	667	1,231
Total restructuring and restructuring-related charges	$10,444	$9,265
__________
(a) Restructuring-related expenses primarily include retention bonuses, consulting expenses and professional fees. Restructuring related expenses for 2021 were not material.
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence initiatives	Strategic reorganization and alignment	Manufacturing alignment to support growth	Total
December 31, 2022	$232	$2,134	$—	$2,366
Charges incurred, net of reversals	844	1,259	3,912	6,015
Cash payments	(1,055)	(3,268)	(687)	(5,010)
Non-cash adjustments	—	—	(1,935)	(1,935)
December 31, 2023	$21	$125	$1,290	$1,436
Acquisition and integration costs
Acquisition and integration costs primarily consist of professional fees and other costs related to business acquisitions. During 2023, acquisition and integration costs of $3.4 million included expenses primarily related to the acquisition of InNeuroCo and the integration of Oscor and Aran. During 2022, acquisition and integration costs included $10.1 million of expenses primarily related to the acquisitions of Oscor and Aran, including a net $3.1 million adjustment to increase the fair value of acquisition-related contingent consideration liabilities. During 2021, acquisition and integration costs included $2.4 million of expenses primarily related to the acquisition of Oscor, and a net $0.1 million adjustment to increase the fair value of acquisition-related contingent consideration liabilities. See Note 17, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration.
Other general expenses
During 2023, 2022 and 2021, the Company recorded gains and losses in connection with the disposal of property, plant and equipment. In addition, during 2023 the Company recorded $2.0 million of property loss and related expenses resulting from a fire which occurred in the fourth quarter of 2023 at one of its manufacturing facilities.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12.)     INCOME TAXES
Income from continuing operations before income taxes for fiscal years 2023, 2022 and 2021 consisted of the following (in thousands):

	2023	2022	2021
U.S.	$31,001	$14,446	$48,293
International	76,293	61,512	52,770
Total income from continuing operations before income taxes	$107,294	$75,958	$101,063
The provision for income taxes from continuing operations for fiscal years 2023, 2022 and 2021 comprises the following (in thousands):

	2023	2022	2021
Current:
Federal	$11,590	$20,455	$9,511
State	1,404	780	1,553
International	13,140	6,871	8,459
	26,134	28,106	19,523
Deferred:
Federal	(7,451)	(16,300)	(8,665)
State	(168)	26	(393)
International	(1,871)	(1,224)	(2,422)
	(9,490)	(17,498)	(11,480)
Total provision for income taxes	$16,644	$10,608	$8,043
The provision for income taxes from continuing operations differs from the U.S. statutory rate for fiscal years 2023, 2022 and 2021 due to the following:

	2023		2022		2021
Statutory rate	$22,531	21.0%	$15,951	21.0%	$21,223	21.0%
Federal tax credits (including R&D)	(11,113)	(10.4)	(9,399)	(12.4)	(11,929)	(11.8)
Foreign rate differential	(5,513)	(5.1)	(7,693)	(10.1)	(5,165)	(5.1)
Stock-based compensation	1,862	1.7	2,009	2.6	(1,084)	(1.1)
Uncertain tax positions	(1,170)	(1.1)	2,469	3.3	18	—
State taxes, net of federal benefit	1,185	1.1	978	1.3	1,183	1.2
U.S. tax on foreign earnings, net of §250 deduction	6,090	5.7	5,225	6.9	1,913	1.9
Valuation allowance	1,737	1.6	(194)	(0.3)	524	0.5
Other	1,035	1.0	1,262	1.7	1,360	1.4
Effective tax rate	$16,644	15.5%	$10,608	14.0%	$8,043	8.0%
The difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate in the current year is primarily attributable to the availability of Foreign Tax Credits, R&D Credits, the impact of the Company’s earnings realized in foreign jurisdictions with statutory rates that are different than the U.S. federal statutory rate, and the provision for Global Intangible Low Taxed income (“GILTI”), net of the statutory deduction of 50% of the GILTI inclusion and the Foreign Derived Intangible Income (“FDII”) deduction (collectively “Section 250 deduction”). The Company’s foreign earnings are primarily derived from Switzerland, Mexico, Uruguay, Ireland and Malaysia. The Company has previously operated under a tax holiday in Malaysia. The Company met the conditions of the Malaysian tax holiday and the holiday expired in accordance with its original terms on April 30, 2023. The Company’s manufacturing operations in the Dominican Republic operate under a free trade zone agreement through March 2034.

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
As of December 31, 2023 and December 31, 2022, the Company had a net deferred tax liability consisting of the following (in thousands):

	December 31, 2023	December 31, 2022
Research and development	$27,957	$15,168
Operating lease liabilities	20,726	18,781
Tax credit carryforwards	8,989	10,110
Net operating loss carryforwards	7,814	9,121
Accrued expenses	7,516	7,113
Original issue discount from capped calls	7,288	—
Stock-based compensation	5,154	4,230
Inventories	3,131	13,103
Gross deferred tax assets	88,575	77,626
Less valuation allowance	(15,741)	(16,649)
Net deferred tax assets	72,834	60,977
Intangible assets	(181,737)	(188,976)
Operating lease assets	(20,851)	(18,846)
Property, plant and equipment	(7,290)	(6,789)
Other	(1,580)	(790)
Gross deferred tax liabilities	(211,458)	(215,401)
Net deferred tax liability	$(138,624)	$(154,424)
Presented as follows:
Noncurrent deferred tax asset	$7,001	$6,247
Noncurrent deferred tax liability	(145,625)	(160,671)
Net deferred tax liability	$(138,624)	$(154,424)
As of December 31, 2023, the Company has the following carryforwards available (in millions):

Jurisdiction	Tax Attribute	Gross Amount	Deferred Tax Asset	Valuation Allowance	Begin to Expire
U.S. State	Net operating losses(a)(b)	$89.6	$3.5	$(3.3)	2024
International	Net operating losses(a)	18.1	4.3	(4.1)	2024
U.S. Federal	Foreign tax credits	4.9	4.9	(4.9)	2024
U.S. State	R&D tax credits(b)	1.0	0.8	—	2035
U.S. State	State tax credits(b)	3.8	3.0	(3.0)	2024
International	R&D tax credits	0.3	0.3	—	Indefinite
__________
(a)     Net operating losses (“NOLs”) are presented as pre-tax amounts.
(b)     U.S. State deferred tax assets and valuation allowance are presented net of federal benefit.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12.)     INCOME TAXES (Continued)
In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined it is more likely than not that a portion of the deferred tax assets as of December 31, 2023 and December 31, 2022 related to certain foreign tax credits, state investment tax credits, and foreign and state net operating losses will not be realized.
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
Below is a summary of changes to the unrecognized tax benefit for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Balance, beginning of year	$7,739	$5,537	$5,484
Additions based upon tax positions related to the current year	356	1,364	3,324
Additions (reductions) related to prior period tax returns	(18)	838	(3,271)
Reductions as a result of a lapse of applicable statute of limitations	(1,607)	—	—
Balance, end of year	$6,470	$7,739	$5,537
The tax years that remain open and subject to tax audits vary depending on the tax jurisdiction. The Company is no longer subject to tax authority examinations in the U.S. for tax years prior to 2020 and is generally no longer subject to tax authority examinations in other major foreign, or state tax jurisdictions for years prior to fiscal year 2019.
It is reasonably possible that a reduction of approximately $0.6 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the lapse of the statute of limitations and/or audit settlements. As of December 31, 2023, approximately $6.4 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal impact on state issues), if recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of Provision for income taxes on the Consolidated Statements of Operations. The Company accrued interest of $0.3 million and no penalties during 2023 and recognized an aggregate liability related to interest and penalties on unrecognized tax benefits of $0.8 million as of December 31, 2023. The Company accrued interest of $0.4 million and no penalties during 2022 and recognized an aggregate liability related to interest and penalties on unrecognized tax benefits of $0.5 million as of December 31, 2022. During 2021, the recorded amounts for interest and penalties were not significant.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries.
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
Environmental Matters
The Company acquired Lake Region Medical Holdings, Inc. (“LRM”) in 2015. At the direction of the New Jersey Department of Environmental Protection (“NJDEP”), LRM has been performing, and has agreed to fund approximately $0.3 million for, environmental investigations of a manufacturing facility LRM owned in South Plainfield, New Jersey from 1971 to 2004, and where it conducted operations from 1971 to 2007. NJDEP required LRM to perform and fund these environmental investigations due to concerns that prior investigations by LRM at the property were inadequate and because NJDEP concluded that the property was a source of local ground water contamination during LRM’s operations, including the Franklin Street Regional Groundwater Contamination Area, which has been designated as an immediate environmental concern by NJDEP. LRM funded the environmental investigation undertaken by NJDEP’s contractor by placing approximately $0.3 million in escrow for the environmental investigation. As of December 31, 2023, approximately $0.2 million had been drawn down from the escrow account by NJDEP to pay for the environmental investigation, and approximately $0.1 million remains in escrow for anticipated future costs associated with the environmental investigation. These environmental investigations may conclude that remediation of the property by LRM, and the reimbursement of costs and damages, including natural resource damages, associated with the groundwater immediate environmental concern, are necessary. Further, the current owner of the property claims to have been financially impacted by LRM’s inadequate environmental investigations. While the Company does not expect this environmental matter will have a material effect on its consolidated results of operations, financial position or cash flows, there can be no assurance that this environmental matter will not become material in the future. As of December 31, 2023, there was $0.1 million recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets in connection with this environmental matter.
License Agreements
The Company is a party to various license agreements for technology that is utilized in certain of its products. The most significant of these agreements are the licenses for basic technology used in the production of wet tantalum capacitors, filtered feedthroughs and MRI compatible lead systems. Expenses related to license agreements were $1.8 million, $1.7 million, and $1.3 million, for 2023, 2022 and 2021, respectively, and are primarily included in Cost of Sales.

Self-Insurance Liabilities
As of December 31, 2023, and at various times in the past, the Company self-funded certain of its workers’ compensation and employee medical and dental expenses. The Company has established reserves to cover these self-insured liabilities and also maintains stop-loss insurance to limit its exposures under these programs. Claims reserves represent accruals for the estimated uninsured portion of reported claims, including adverse development of reported claims, as well as estimates of incurred but not reported claims. Claims incurred but not reported are estimated based on the Company’s historical experience, which is continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company’s actual experience may be different than its estimates, sometimes significantly. Changes in assumptions, as well as changes in actual experience could cause these estimates to change. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period.  The Company’s self-insurance reserves totaled $7.7 million and $6.3 million as of December 31, 2023 and December 31, 2022, respectively. These accruals are recorded in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14.)     LEASES
The components and classification of lease cost for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021
Finance lease cost:
Amortization of lease assets	$1,367	$1,080	$223
Interest on lease liabilities	321	317	59
Finance lease cost	1,688	1,397	282
Operating lease cost	14,057	13,927	10,729
Short-term lease cost (leases with initial term of 12 months or less)	324	342	137
Variable lease cost	3,041	3,026	2,619
Sublease income	(904)	(1,294)	(1,392)
Total lease cost	$18,206	$17,398	$12,375

Cost of sales	$13,542	$13,111	$9,642
SG&A	3,028	2,864	1,817
RD&E	929	1,106	857
Restructuring and other charges	386	—	—
Interest expense	$321	$317	$59
Total lease cost	$18,206	$17,398	$12,375
The Company’s sublease income is derived primarily from certain real estate leases to several non-affiliated tenants under operating sublease arrangements.
Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	2023	2022	2021
Cash paid for operating leases	$13,892	$13,519	$10,808
Cash paid for interest on finance leases	321	317	59
Assets acquired under operating leases	17,911	15,777	32,466
Assets acquired under finance leases	4,210	1,882	8,154
At December 31, 2023, the maturities of operating and finance lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2024	$12,744	$2,411
2025	12,639	2,449
2026	12,580	2,011
2027	12,386	1,681
2028	11,851	1,296
Thereafter	42,683	4,516
Gross lease liabilities	104,883	14,364
Less: imputed interest	(23,852)	(2,082)
Present value of lease liabilities	81,031	12,282
Less: current portion of lease liabilities	(8,692)	(1,894)
Total long-term lease liabilities	$72,339	$10,388
As of December 31, 2023, the Company did not have any leases that have not yet commenced.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14.)     LEASES (Continued)
The following table presents the weighted average remaining lease term and discount rate.

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term - operating leases (in years)	9.2	7.5
Weighted-average remaining lease term - finance leases (in years)	7.7	10.0
Weighted-average discount rate - operating leases	5.5%	3.9%
Weighted-average discount rate - finance leases	4.4%	3.4%
(15.)     EARNINGS PER SHARE
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	2023	2022	2021
Numerator for basic and diluted EPS:
Income from continuing operations	$90,650	$65,350	$93,020
Income from discontinued operations	—	1,027	3,788
Net income	$90,650	$66,377	$96,808
Denominator for basic EPS:
Weighted average shares outstanding	33,320	33,127	32,993
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	438	230	265
Denominator for diluted EPS	33,758	33,357	33,258

Basic earnings per share:
Income from continuing operations	$2.72	$1.97	$2.82
Income from discontinued operations	—	0.03	0.11
Basic earnings per share	2.72	2.00	2.93

Diluted earnings per share:
Income from continuing operations	$2.69	$1.96	$2.80
Income from discontinued operations	—	0.03	0.11
Diluted earnings per share	2.69	1.99	2.91
The diluted weighted average share calculations do not include the following securities for the years ended December 31, 2023, 2022 and 2021, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	2023	2022	2021
Time-vested stock options, restricted stock and restricted stock units	1	15	4
Performance-vested restricted stock units	84	152	92

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15.)     EARNINGS PER SHARE (Continued)
The dilutive effect for the Company's 2028 Convertible Notes is calculated using the if-converted method. The Company is required, pursuant to the Indenture governing the 2028 Convertible Notes, to settle the principal amount of the 2028 Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the 2028 Convertible Notes are converted. During the year ended December 31, 2023, the 2028 Convertible Notes were not included in the diluted EPS calculation because all associated shares were antidilutive.
In connection with the issuance of the 2028 Convertible Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions. The Capped Calls cover, subject to anti-dilution adjustments substantially similar to those in the 2028 Convertible Notes, approximately 5.7 million shares of the Company's common stock, the same number of shares initially underlying the 2028 Convertible Notes, at a strike price of approximately $108.59, subject to certain adjustments under the terms of the Capped Calls. The Capped Calls will expire upon the maturity of the 2028 Convertible Notes, subject to earlier exercise or termination. Exercise of the Capped Calls would reduce the number of shares of the Company's common stock outstanding, and therefore would be antidilutive.
See Note 8 “Debt” for additional information related to 2028 Convertible Notes and Capped Calls.
(16.)     STOCKHOLDERS’ EQUITY
Common Stock
The following table sets forth the changes in the number of shares of common stock for the years ended December 31:

	2023	2022
Shares issued and outstanding at beginning of period	33,169,778	33,063,336
Stock options exercised, net of shares exchanged for payment	72,125	7,018
Vesting of RSUs, net of shares withheld to cover taxes	87,745	99,424
Shares issued and outstanding at end of period	33,329,648	33,169,778
Accumulated Other Comprehensive Income
Accumulated other comprehensive income comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 31, 2021	$(890)	$(2,291)	$29,720	$26,539	$651	$27,190
Unrealized gain on cash flow hedges	—	3,649	—	3,649	(766)	2,883
Realized gain on foreign currency hedges	—	(516)	—	(516)	108	(408)
Realized loss on interest rate swap hedge	—	918	—	918	(193)	725
Net defined benefit plan adjustments	544	—	—	544	(35)	509
Foreign currency translation loss	—	—	(25,570)	(25,570)	—	(25,570)
December 31, 2022	$(346)	$1,760	$4,150	$5,564	$(235)	$5,329
Unrealized gain on cash flow hedges	—	7,008	—	7,008	(1,472)	5,536
Realized gain on foreign currency hedges	—	(5,353)	—	(5,353)	1,124	(4,229)
Realized gain on interest rate swap hedge	—	(1,262)	—	(1,262)	265	(997)
Net defined benefit plan adjustments	318	—	—	318	(113)	205
Foreign currency translation gain	—	—	14,379	14,379	—	14,379
December 31, 2023	$(28)	$2,153	$18,529	$20,654	$(431)	$20,223

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets: Foreign currency hedging contracts	$2,153	$—	$2,153	$—
Liabilities: Contingent consideration	876	—	—	876

December 31, 2022
Assets: Interest rate swaps	$1,262	$—	$1,262	$—
Assets: Foreign currency hedging contracts	521	—	521	—
Liabilities: Foreign currency contracts	23	—	23	—
Liabilities: Contingent consideration	11,756	—	—	11,756
Derivatives Designated as Hedging Instruments
Interest Rate Swaps
The Company may periodically enter into interest rate swap agreements in order to reduce the cash flow risk caused by interest rate changes on its outstanding floating rate borrowings. Under these swap agreements, the Company pays a fixed rate of interest and receives a floating rate.
The Company had no outstanding interest rate swaps as of December 31, 2023. Information regarding the Company’s outstanding interest rate swap, designated as a cash flow hedge, as of December 31, 2022 is as follows (dollars in thousands):

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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of December 31, 2023 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$51,389	Dec 2024	1.0831	Euro	$1,389	Prepaid expenses and other current assets
19,392	Dec 2024	0.0566	MXN Peso	182	Prepaid expenses and other current assets
19,201	Dec 2024	0.0248	UYU Peso	582	Prepaid expenses and other current assets
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
The following table presents the impact of cash flow hedge derivative instruments on the Company’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for fiscal years 2023, 2022 and 2021 (in thousands):

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
Derivative	2023	2022	2021	Location in Statement of Operations	2023	2022	2021
Interest rate swaps	$—	$3,322	$642	Interest expense	$1,262	$(918)	$(3,406)
Foreign exchange contracts	1,171	(2,226)	(943)	Sales	(241)	(2,073)	(674)
Foreign exchange contracts	5,666	2,225	399	Cost of sales	5,611	2,205	1,437
Foreign exchange contracts	171	328	(7)	Operating expenses	(17)	384	69
The Company expects to reclassify net gains totaling $2.2 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At December 31, 2023 and December 31, 2022, the Company had total gross notional amounts of $23.0 million and $12.0 million, respectively, of foreign currency contracts outstanding that were not designated as hedges. The fair value of derivatives not designated as hedges was not material for any period presented. The Company recorded net gains on foreign currency contracts not designated as hedging instruments of $0.4 million, $2.6 million and $0.4 million for 2023, 2022 and 2021, respectively, which are included in Other (income) loss, net. Each of the foreign currency contracts not designated as hedging instruments will have approximately offsetting effects from the underlying intercompany loans subject to foreign exchange remeasurement.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Contingent Consideration Liabilities
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for fiscal years 2023 and 2022 (in thousands):

December 31, 2021	$2,415
Amount recorded for current year acquisitions	7,375
Fair value measurement adjustment	3,097
Payments	(972)
Foreign currency translation	(159)
December 31, 2022	11,756
Amount recorded for current year acquisition	876
Fair value measurement adjustment	(736)
Payments	(11,177)
Foreign currency translation	157
December 31, 2023	$876
The contingent consideration at December 31, 2023 is the estimated fair value of the Company’s remaining obligations, under the asset purchase agreements for InNeuroCo and InoMec Ltd. (“InoMec”), to make additional payments if certain revenue goals are met. As of December 31, 2023, the contingent consideration liability of $0.9 million was non-current. As of December 31, 2022, the current and non-current portions of contingent consideration liabilities were $11.2 million and $0.6 million, respectively.
Effective as of October 1, 2023, the Company acquired certain assets and assumed certain liabilities of InNeuroCo. The fair value of the contingent consideration liability relating to the acquisition of InNeuroCo was $0.9 million at the date of acquisition and at December 31, 2023. See Note 2, “Business Acquisitions,” for additional information about the InNeuroCo acquisition and related contingent consideration.
On April 6, 2022, the Company acquired Aran. The fair value of the contingent consideration liability relating to the acquisition of Aran was $7.4 million at the date of acquisition and $10.7 million at December 31, 2022. During 2023, the Company made the final earnout payment of $10.9 million, adjusted for currency exchange, resulting from achievement of the maximum revenue-based goals for the year ended December 31, 2022. During 2022, the Company recorded an adjustment of $3.4 million to increase the fair value of the contingent consideration liability. See Note 2, “Business Acquisitions,” for additional information about the Aran acquisition and related contingent consideration.
On February 19, 2020, the Company acquired certain assets and liabilities of InoMec, a privately-held company specializing in the research, development and manufacturing of medical devices. As of December 31, 2023 and December 31, 2022, the fair value of the contingent consideration liability relating to the acquisition of InoMec was calculated using projected revenue for the remaining earnout periods and determined to be zero and $1.1 million, respectively. During 2023, the Company recorded adjustments of $0.7 million to reduce the fair value of the contingent consideration liability. During 2022, the Company recorded adjustments of $0.3 million to increase the fair value of the contingent consideration liability. The maximum potential undiscounted payout for the final earnout period ending February 29, 2024 relating to the acquisition of InoMec is $0.9 million. During 2023 and 2022, the Company made payments of $0.3 million and $0.5 million, respectively, associated with the InoMec acquisition, resulting from achievement of revenue-based goals for the period from March 1, 2022 to February 28, 2023 and March 1, 2021 to February 28, 2022.
On October 7, 2019, the Company acquired certain assets and liabilities of USB, a privately-held developer and manufacturer of complex braided biomedical structures for disposable and implantable medical devices. As of December 31, 2023 and December 31, 2022, the Company assessed the probability of meeting the required revenue thresholds for the remaining earnout periods as unlikely and determined the fair value of the contingent consideration liability relating to the acquisition of USB was zero. During 2022, the Company recorded an adjustment of $0.6 million to reduce the fair value of the contingent consideration liability. During 2022, the Company made a payment of $0.5 million associated with the USB acquisition, resulting from achievement of revenue-based goals for the year ended December 31, 2021.

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
The estimated fair value of the 2028 Convertible Notes was approximately $635 million as of December 31, 2023. The estimated fair value of the 2028 Convertible Notes was determined through consideration of quoted market prices. The fair value of the 2028 Convertible Notes are categorized in Level 2 of the fair value hierarchy.
Equity Investments
Equity investments comprise the following (in thousands):

	December 31, 2023	December 31, 2022
Equity method investment	$7,771	$8,252
Non-marketable equity securities	427	5,637
Total equity investments	$8,198	$13,889
The components of Loss on equity investments, net for each period were as follows (in thousands):

	2023	2022	2021
Equity method investment loss	$481	$7,636	$3,057
Impairment charges	5,210	—	86
Total loss on equity investments, net	$5,691	$7,636	$3,143
During 2023 and 2021, the Company determined that certain non-marketable equity securities were impaired and recorded impairment charges of $5.2 million and $0.1 million, respectively, to reduce the carrying value of these non-marketable equity securities to their estimated fair value of $0.2 million and zero, respectively. In 2023, new equity financings by two of the Company’s non-marketable equity securities indicated new values for the investments. These assessments were based on qualitative indications of impairment which are considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. Factors that significantly influenced the determination of the impairment loss included priority claims to the equity security, distributions rights and preferences, and the investee’s financial condition, operational and financing cash flow activities. In 2021, new equity financings by one of the Company’s non-marketable equity securities indicated a new value for the investments. The fair values of this investment was derived from observable price changes of similar securities of the investee. There were no cash distributions received during 2023. During 2022, the Company received a cash distribution representing a return of capital on our equity method investments of $0.3 million. During 2021, the Company received cash distributions representing a return on equity method investments of $2.2 million.
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of December 31, 2023, the Company owned 7.5% of this fund.

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
The following table presents sales by product line for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Segment sales by product line:
Medical
Cardio & Vascular	$836,342	$699,469	$593,117
Cardiac Rhythm Management & Neuromodulation	610,577	532,580	502,288
Advanced Surgical, Orthopedics & Portable Medical	106,421	97,502	87,221
Total Medical	1,553,340	1,329,551	1,182,626
Non-Medical	43,333	46,545	38,453
Total sales	$1,596,673	$1,376,096	$1,221,079
Geographic Area Information
The following table presents sales by significant country for the years ended December 31, 2023, 2022 and 2021. In these tables, sales are allocated based on where the products are shipped (in thousands).

	2023	2022	2021
Sales by geographic area:
United States	$897,429	$762,134	$671,502
Non-Domestic locations:
Puerto Rico	108,421	114,078	110,162
Costa Rica	89,573	76,140	66,975
Rest of world	501,250	423,744	372,440
Total sales	$1,596,673	$1,376,096	$1,221,079
The following table presents revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues for the years ended December 31, 2023 and 2022.

	2023		2022
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	17%	*	17%	*
Customer B	16%	*	17%	*
Customer C	13%	*	13%	*
Customer D	*	19%	*	30%
All other customers	54%	81%	53%	70%
__________
* Less than 10% of segment’s total revenues for the period.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18.)     SEGMENT AND GEOGRAPHIC INFORMATION (Continued)
The following table presents revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped for the years ended December 31, 2023 and 2022.

	2023		2022
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	56%	62%	55%	67%
Canada	*	10%	*	*
United Kingdom	*	*	*	10%
Rest of world	44%	28%	45%	23%
The following table presents income from continuing operations for the Company’s reportable segments for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	2023	2022	2021
Segment income from continuing operations:
Medical	$269,513	$205,877	$213,600
Non-Medical	3,182	7,571	8,022
Total segment income from continuing operations	272,695	213,448	221,622
Unallocated operating expenses	(105,365)	(92,121)	(85,911)
Operating income	167,330	121,327	135,711
Unallocated expenses, net	(60,036)	(45,369)	(34,648)
Income from continuing operations before income taxes	$107,294	$75,958	$101,063
The following table presents depreciation and amortization expense for the Company’s reportable segments for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	2023	2022	2021
Segment depreciation and amortization:
Medical	$93,242	$86,825	$75,366
Non-Medical	1,211	1,096	1,167
Total depreciation and amortization included in segment income from continuing operations	94,453	87,921	76,533
Unallocated depreciation and amortization	4,388	4,070	4,836
Total depreciation and amortization	$98,841	$91,991	$81,369
The following table presents total assets for the Company’s reportable segments as of December 31, 2023 and December 31, 2022 (in thousands).

	December 31, 2023	December 31, 2022
Identifiable assets:
Medical	$2,807,249	$2,652,357
Non-Medical	53,985	57,385
Total reportable segments	2,861,234	2,709,742
Unallocated assets	81,419	84,644
Total assets	$2,942,653	$2,794,386

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18.)     SEGMENT AND GEOGRAPHIC INFORMATION (Continued)
The following table presents capital expenditures for the Company’s reportable segments for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	2023	2022	2021
Expenditures for tangible long-lived assets:
Medical	$114,886	$69,687	$48,364
Non-Medical	707	360	628
Total reportable segments	115,593	70,047	48,992
Unallocated long-lived tangible assets	4,345	4,681	4,471
Total expenditures	$119,938	$74,728	$53,463
The following table presents PP&E by geographic area as of December 31, 2023 and December 31, 2022. In these tables, PP&E is aggregated based on the physical location of the tangible long-lived assets (in thousands).

	December 31, 2023	December 31, 2022
Long-lived tangible assets by geographic area:
United States	$234,246	$203,578
Ireland	118,965	61,356
Mexico	34,785	32,360
Rest of world	19,958	19,949
Total	$407,954	$317,243

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
A significant portion of the Company’s sales for the years ended December 31, 2023, 2022 and 2021 and accounts receivable at December 31, 2023 and December 31, 2022 were to three customers as follows:

	Sales			Accounts Receivable
	2023	2022	2021	December 31, 2023	December 31, 2022
Customer A	17%	17%	18%	11%	14%
Customer B	15%	16%	16%	8%	19%
Customer C	13%	13%	13%	10%	11%
	45%	46%	47%	29%	44%
Revenue recognized from products and services transferred to customers over time during 2023 and 2022 represented 31% and 30%, respectively, of total revenue. Substantially all of the revenue recognized from products and services transferred to customers over time during 2023 and 2022 was within the Medical segment.
Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	December 31, 2023	December 31, 2022
Contract assets	$85,871	$71,927
Contract liabilities	6,142	5,616
Contract assets at December 31, 2023 increased $13.9 million from December 31, 2022 primarily due to a contract modification to add existing products. During 2023, the Company recognized $3.6 million of revenue that was included in the contract liability balance as of December 31, 2022. During 2022, the Company recognized $2.7 million of revenue that was included in the contract liability balance as of December 31, 2021.

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
There were no income or cash flows from discontinued operations for the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, the Company recognized other income from discontinued operations of $1.3 million and $4.9 million, respectively, for the release of pre-divestiture indemnified tax liabilities resulting from the lapse of the statute of limitations and the effective settlement of tax audits.
Income from discontinued operations for the years ended December 31, 2022 and 2021 was as follows (in thousands):

	2022	2021
Other income, net	$(1,323)	$(4,931)
Provision for income taxes	296	1,143
Income from discontinued operations	$1,027	$3,788
Cash flow information from discontinued operations for the years ended December 31, 2022 and 2021 was as follows (in thousands):

	2022	2021
Income from discontinued operations	$1,027	$3,788
Changes in operating assets and liabilities, net of acquisitions:
Accrued expenses and other liabilities	(1,323)	(4,931)
Income taxes payable	296	1,143
Net cash provided by operating activities	$—	$—
(21.)     SUBSEQUENT EVENTS
On January 5, 2024, the Company acquired 100% of the equity interests of Pulse Technologies, Inc. (“Pulse”), in an all cash transaction for $138.2 million, subject to customary post-closing adjustments, with up to $20.0 million of contingent consideration payable based on specified revenue growth milestones being met through 2025. The Company funded the purchase price with borrowings under its Revolving Credit Facility during the first quarter of 2024.
Prior to the acquisition, Pulse was a privately-held technology, engineering and contract manufacturing company focused on complex micro machining of medical device components for high growth structural heart, heart pump, electrophysiology, leadless pacing, and neuromodulation markets. Based in Pennsylvania, Pulse also provides proprietary advanced technologies, including Hierarchical Surface Restructuring (HSRTM), Scratch-Free Surface Finishes, and Titanium Nitride Coatings. Consistent with the Company’s tuck-in acquisition strategy, the acquisition of Pulse further increases Company’s end-to-end development capabilities and manufacturing footprint in targeted growth markets and provides customers with expanded capabilities, capacity and resources to accelerate products time to market.
For segment reporting purposes, the results of operations and assets from this acquisition will be included in the Company’s Medical segment. In addition to assets acquired and liabilities assumed, the Company expects to allocate the purchase price to identifiable intangible assets such as developed technology and customer relationships. The Company expects to determine the preliminary purchase price allocation prior to the end of the first quarter of 2024. Goodwill arising from the acquisition is tax deductible.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting appears in Part II, Item 8, “Financial Statements and Supplementary Data” of this report and is incorporated into this Item 9A by reference.
a.Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of December 31, 2023. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of December 31, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b. Changes in Internal Control Over Financial Reporting
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for a period not to exceed one year from the acquisition date. Our management’s evaluation of internal control over financial reporting excluded the internal control activities for the operations associated with the assets acquired and liabilities assumed from InNeuroCo, Inc., which were acquired effective as of October 1, 2023, as discussed in Note 2, “Business Acquisitions,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data” of this report. Prior to its acquisition, InNeuroCo, Inc., was a privately-held company not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject. We have included the financial results of the assets acquired and liabilities assumed from InNeuroCo, Inc. in our Consolidated Financial Statements from the date of acquisition. The acquired assets and operations constitute 2% of total assets, 3% of net assets, less than 1% of sales, and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2023. The Company is in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into its system of internal control over financial reporting. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of internal control over financial reporting for the operations associated with the assets acquired.
Other than as described above, there were no changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company’s directors appearing under the caption “Election of Directors” in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders is incorporated herein by reference.
Information regarding the Company’s executive officers is presented under the caption “Information About our Executive Officers” in Part I of this Annual Report on Form 10-K.
The other information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation appearing under the captions “Compensation Discussion and Analysis”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, including the table titled “Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence under the captions “Related-Person Transactions” and “Board Independence” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Deloitte & Touche LLP, Williamsville, New York, PCAOB Auditor Firm ID: 34.
Information regarding the fees paid to and services provided by Deloitte & Touche LLP is provided under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
(1)Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. Refer to Part II, Item 8, “Financial Statements and Supplementary Data.”
(2)The following financial statement schedule is included in this Annual Report on Form 10-K (in thousands):
Schedule II—Valuation and Qualifying Accounts

		Col. C—Additions
Column A Description	Col. B Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts- Describe		Col. D Deductions - Describe		Col. E Balance at End of Period
December 31, 2023
Provision for credit losses	$338	$74		$1	(1)	$(42)	(4)	$371
Valuation allowance for deferred tax assets	$16,649	$3,267	(2)	$(14)	(3)	$(4,161)	(2)	$15,741
December 31, 2022
Provision for credit losses	$132	$48		$163	(1)	$(5)	(4)	$338
Valuation allowance for deferred tax assets	$19,456	$(684)	(2)	$(131)	(3)	$(1,992)	(2)	$16,649
December 31, 2021
Provision for credit losses	$155	$20		$—		$(43)	(4)	$132
Valuation allowance for deferred tax assets	$20,739	$(941)	(2)	$26	(3)	$(368)	(2)	$19,456
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

4.3	Form of 2.125% Convertible Senior Note due 2028 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 6, 2023).

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

10.8#
Integer Holdings Corporation Director Compensation Policy (most recently amended and restated May 24, 2023) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023).

10.9#	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2020).

10.10#	2009 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 13, 2009 (File No. 001-16137)).

10.11#	2011 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 14, 2014).

10.12#	Greatbatch, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 18, 2016).

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

10.18#	Integer Holdings Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2021).

10.19#	Form of Nonqualified Stock Option Award Letter (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017).

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

10.22#
Form of Market-Based Performance Restricted Stock Units Award Agreement (for awards granted on or after January 1, 2020) (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2019).

10.23#
Form of Time-Based Restricted Stock Units Award Agreement for Joseph Dziedzic (for awards granted on or after January 1, 2020) (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2019).

10.24#
Form of Financial Performance Restricted Stock Units Award Agreement for Joseph Dziedzic (for awards granted on or after January 1, 2020) (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2019).

10.25#
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

10.29#
Form of Market-Based Performance Restricted Stock Units Award Agreement for Joseph Dziedzic (for awards granted on or after January 1, 2021) (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2020).

10.30#
Form of Time-Based Restricted Stock Units Award Agreement under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 2, 2021).

10.31#
Form of Performance-Based Restricted Stock Units Award Agreement under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended July 2, 2021).

10.32#
Form of Time-Based Restricted Stock Units Award Agreement for Joseph Dziedzic under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended July 2, 2021).

EXHIBIT NUMBER	DESCRIPTION

10.33#
Form of Performance-Based Restricted Stock Units Award Agreement for Joseph Dziedzic under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended July 2, 2021).

10.34#
Special Performance-Based Restricted Stock Unit Award Agreement for Joseph W. Dziedzic, dated March 11, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2022).

10.35#
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

10.37#*	Form of Change of Control Agreement between Integer Holdings Corporation and its U.S.-based executive officers (for agreements entered into after January 19, 2022).

10.38#*	Form of Change of Control Agreement between Integer Holdings Corporation and its Ireland-based executive officers (for agreements entered into after January 19, 2022).

10.39#
Employment Agreement, dated July 16, 2017, between Integer Holdings Corporation and Joseph W. Dziedzic (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2017).

10.40#
Employment Offer Letter, dated October 4, 2023, between Integer Holdings Corporation and Diron Smith (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 29, 2023).

10.41#
Employment Offer Letter, dated February 6, 2018, between Integer Holdings Corporation and Payman Khales (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 3, 2020).

10.42#
Employment Offer Letter, dated November 30, 2017, between Integer Holdings Corporation and Kirk Thor (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 28, 2019).

10.43#*	Employment Offer Letter, dated December 15, 2021, between Integer Holdings Corporation and McAlister Marshall.

10.44#
Employment Offer Letter, dated September 14, 2018, between Integer Holdings Corporation and Jason Garland (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 28, 2018).

10.45#*	Separation and Release Agreement, dated May 18, 2023, between Integer Holdings Corporation and Jason Garland.

10.46#*	Separation and Release Agreement, dated November 17, 2023, between Integer Holdings Corporation and Jennifer M. Bolt.

21.1*	Subsidiaries of Integer Holdings Corporation

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Integer Holdings Corporation Incentive Compensation Recoupment Policy.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XRBL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBIT NUMBER	DESCRIPTION

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

* -	Filed herewith.
** -	Furnished herewith.
# -	Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGER HOLDINGS CORPORATION

Dated:	February 20, 2024	By	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic (Principal Executive Officer)
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Joseph W. Dziedzic	President, Chief Executive Officer and Director	February 20, 2024
Joseph W. Dziedzic	(Principal Executive Officer)
/s/ Diron Smith	Executive Vice President and Chief Financial Officer	February 20, 2024
Diron Smith	(Principal Financial Officer)
/s/ Tom P. Thomas	Vice President, Corporate Controller	February 20, 2024
Tom P. Thomas	(Principal Accounting Officer)
/s/ Pamela G. Bailey	Chair of the Board	February 20, 2024
Pamela G. Bailey
/s/ Sheila Antrum	Director	February 20, 2024
Sheila Antrum
/s/ Cheryl C. Capps	Director	February 20, 2024
Cheryl C. Capps
/s/ James F. Hinrichs	Director	February 20, 2024
James F. Hinrichs
/s/ Jean M. Hobby	Director	February 20, 2024
Jean M. Hobby
/s/ Tyrone Jeffers	Director	February 20, 2024
Tyrone Jeffers
/s/ M. Craig Maxwell	Director	February 20, 2024
M. Craig Maxwell
/s/ Filippo Passerini	Director	February 20, 2024
Filippo Passerini
/s/ Donald J. Spence	Director	February 20, 2024
Donald J. Spence
/s/ William B. Summers, Jr.	Director	February 20, 2024
William B. Summers, Jr.