Form 10-Q
period 2024-03-29
Integer Holdings Corp
filed 2024-04-25
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of April 19, 2024 was: 33,503,719 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended March 29, 2024

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	March 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$42,156	$23,674
Accounts receivable, net of provision for credit losses of $0.2 million and $0.4 million, respectively	237,154	238,277
Inventories	262,869	239,716
Refundable income taxes	2,848	1,998
Contract assets	90,873	85,871
Prepaid expenses and other current assets	32,673	28,132
Total current assets	668,573	617,668
Property, plant and equipment, net	448,712	407,954
Goodwill	1,043,876	1,011,007
Other intangible assets, net	828,854	783,146
Deferred income taxes	7,026	7,001
Operating lease assets	83,243	81,632
Financing lease assets	12,630	11,828
Other long-term assets	23,095	22,417
Total assets	$3,116,009	$2,942,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,220	$120,293
Income taxes payable	5,963	3,896
Operating lease liabilities	8,550	8,692
Accrued expenses and other current liabilities	70,696	88,088
Total current liabilities	201,429	220,969
Long-term debt	1,140,724	959,925
Deferred income taxes	145,199	145,625
Operating lease liabilities	74,294	72,339
Financing lease liabilities	10,928	10,388
Other long-term liabilities	18,424	14,365
Total liabilities	1,590,998	1,423,611
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,503,719 and 33,329,648 shares issued and outstanding, respectively	34	33
Additional paid-in capital	725,247	727,435
Retained earnings	791,859	771,351
Accumulated other comprehensive income	7,871	20,223
Total stockholders’ equity	1,525,011	1,519,042
Total liabilities and stockholders’ equity	$3,116,009	$2,942,653
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands except per share data)	March 29, 2024	March 31, 2023
Sales	$414,805	$378,785
Cost of sales	304,965	282,112
Gross profit	109,840	96,673
Operating expenses:
Selling, general and administrative	46,929	41,886
Research, development and engineering	15,753	19,092
Restructuring and other charges	7,881	1,529
Total operating expenses	70,563	62,507
Operating income	39,277	34,166
Interest expense	14,671	17,254
(Gain) loss on equity investments	(1,136)	155
Other loss, net	1,007	760
Income before taxes	24,735	15,997
Provision for income taxes	4,227	2,932
Net income	$20,508	$13,065

Earnings per share:
Basic	$0.61	$0.39
Diluted	$0.59	$0.39

Weighted average shares outstanding:
Basic	33,478	33,258
Diluted	34,993	33,575

Comprehensive Income
Net income	$20,508	$13,065
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(13,438)	7,925
Change in fair value of cash flow hedges, net of tax	1,086	1,712
Other comprehensive income (loss)	(12,352)	9,637
Comprehensive income	$8,156	$22,702
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 29, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$20,508	$13,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,185	24,126
Debt related charges included in interest expense	931	5,149
Inventory step-up amortization	1,056	—
Stock-based compensation	6,848	6,102
Non-cash lease expense	2,295	2,741
Non-cash (gain) loss on equity investments	(1,136)	155
Contingent consideration fair value adjustment	—	(265)
Other non-cash (gains) losses	805	(1,417)
Deferred income taxes	—	(5)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,667	(24,206)
Inventories	(17,271)	(17,016)
Prepaid expenses and other assets	(4,208)	1,657
Contract assets	(5,255)	(8,819)
Accounts payable	2,669	12,877
Accrued expenses and other liabilities	(19,026)	(7,773)
Income taxes	1,171	(183)
Net cash provided by operating activities	23,239	6,188
Cash flows from investing activities:
Acquisition of property, plant and equipment	(29,072)	(24,694)
Acquisitions, net of cash acquired	(139,126)	—
Net cash used in investing activities	(168,198)	(24,694)
Cash flows from financing activities:
Principal payments of term loans	—	(390,938)
Proceeds from issuance of convertible notes, net of discount	—	486,250
Proceeds from revolving credit facility	192,000	208,689
Payments of revolving credit facility	(12,000)	(232,500)
Purchase of capped calls	—	(35,000)
Payment of debt issuance costs	—	(1,055)
Proceeds from the exercise of stock options	313	555
Tax withholdings related to net share settlements of restricted stock unit awards	(9,348)	(2,610)
Principal payments on finance leases	(8,386)	(275)
Other financing activities	715	—
Net cash provided by financing activities	163,294	33,116
Effect of foreign currency exchange rates on cash and cash equivalents	147	1,722
Net increase in cash and cash equivalents	18,482	16,332
Cash and cash equivalents, beginning of period	23,674	24,272
Cash and cash equivalents, end of period	$42,156	$40,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
(in thousands)	March 29, 2024	March 31, 2023
Total stockholders’ equity, beginning balance	$1,519,042	$1,417,456

Common stock and additional paid-in capital
Balance, beginning of period	727,468	731,426
Stock awards exercised or vested	(9,035)	(2,074)
Stock-based compensation	6,848	6,102
Capped calls related to the issuance of convertible notes, net of tax	—	(26,250)
Balance, end of period	725,281	709,204
Retained earnings
Balance, beginning of period	771,351	680,701
Net income	20,508	13,065
Balance, end of period	791,859	693,766
Accumulated other comprehensive income
Balance, beginning of period	20,223	5,329
Other comprehensive income (loss)	(12,352)	9,637
Balance, end of period	7,871	14,966

Total stockholders’ equity, ending balance	$1,525,011	$1,417,936
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1.)    BASIS OF PRESENTATION
Integer Holdings Corporation (together with its consolidated subsidiaries, “Integer” or the “Company”) is a publicly-traded corporation listed on the New York Stock Exchange under the symbol “ITGR.” Integer is a medical device contract development and manufacturing organization primarily serving the cardiac rhythm management, neuromodulation, and cardio and vascular markets. Integer is committed to enhancing the lives of patients worldwide by providing innovative, high-quality products and solutions. The Company also develops custom power solutions for high-end niche applications in energy, military, and environmental markets. The Company’s customers include large multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries.
The accompanying condensed consolidated financial statements are presented in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Company’s Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2023.
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
The first quarters of 2024 and 2023 ended on March 29 and March 31, respectively, and consisted of 89 days and 90 days, respectively.
Factoring Arrangements
The Company has receivable factoring arrangements, pursuant to which certain receivables may be sold on a non-recourse basis to financial institutions. Transactions under the receivables factoring arrangements are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these arrangements, the Company does not maintain any beneficial interest in the receivables sold. Once sold, the receivables are no longer available to satisfy creditors in the event of bankruptcy. Sale proceeds are reflected in Cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows. Factoring fees are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the three months ended March 29, 2024, the Company sold accounts receivable of $57.6 million and recorded factoring fees of $0.4 million. The Company did not utilize receivable factoring arrangements during the three months ended March 31, 2023.
Supplier Financing Arrangements
The Company utilizes supplier financing arrangements with financial institutions to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale of, and are accounted for as a reduction to, accounts receivable. The agreements transfer control and risk related to the receivables to the financial institutions. The Company has no continuing involvement in the transferred receivables subsequent to the sale. Fees for supplier financing arrangements are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the three months ended March 29, 2024 and March 31, 2023, the Company sold and de-recognized accounts receivable and collected cash of $36.3 million and $31.9 million, respectively, and recorded costs associated with the supplier financing arrangements of $0.5 million and $0.4 million, respectively.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The Company evaluated all recent accounting pronouncements issued, including those that are currently effective, and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company. There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, that are of significance, or potential significance, to the Company.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(2.)    BUSINESS ACQUISITIONS
2024 Acquisition
On January 5, 2024, the Company acquired 100% of the outstanding capital stock of Pulse Technologies, Inc. (“Pulse”), a privately-held technology, engineering and contract manufacturing company focused on complex micro machining of medical device components for high growth structural heart, heart pump, electrophysiology, leadless pacing, and neuromodulation markets. Based in Pennsylvania, Pulse also provides proprietary advanced technologies, including hierarchical surface restructuring (HSRTM), scratch-free surface finishes, and titanium nitride coatings. Consistent with the Company’s tuck-in acquisition strategy, the acquisition of Pulse further increases the Company’s end-to-end development capabilities and manufacturing footprint in targeted growth markets and provides customers with expanded capabilities, capacity and resources to accelerate the time to market for customer products. The Company funded the purchase price with borrowings under its Revolving Credit Facility (as defined below) during the first quarter of 2024. Pulse is included in the Company’s Medical segment.
The total consideration transferred was $142.3 million, including contingent consideration, working capital and other purchase price adjustments. The Company recorded contingent consideration with an estimated acquisition date fair value of $3.6 million, representing the Company’s obligation, under the purchase agreement, to make an additional payment of up to $20.0 million based on a specified revenue growth milestone being met in 2025.
The Company has preliminarily estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition. The determination of estimated fair value required management to make significant estimates and assumptions based on information that was available at the time the Condensed Consolidated Financial Statements were prepared. The amounts reported are considered preliminary as the Company is completing the valuations that are required to allocate the purchase price in areas such as property and equipment, intangible assets, liabilities and goodwill. As a result, the preliminary allocation of the purchase price may change in the future, including in ways which could be material.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired
Current assets (excluding inventory)	$7,456
Inventory	8,612
Property, plant and equipment	25,950
Goodwill	38,094
Definite-lived intangible assets	64,000
Finance lease assets	7,964
Current liabilities	(1,822)
Finance lease liabilities	(7,936)
Fair value of net assets acquired	$142,318
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
The fair value of in-process and finished goods inventory acquired was estimated by applying a version of the income approach called the comparable sales method. This approach estimates the fair value of the assets by calculating the potential revenue generated from selling the inventory and subtracting from it the costs related to the completion and sale of that inventory and a reasonable profit allowance for these remaining efforts. Net book value was deemed to be a reasonable proxy for the fair value of raw materials. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $1.1 million.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(2.)    BUSINESS ACQUISITIONS (Continued)
Property, Plant and Equipment
The fair value of Property, Plant and Equipment (“PP&E”) acquired was estimated by applying the cost approach for personal property and leasehold improvements. The cost approach was applied by developing a replacement cost and adjusting for economic depreciation and obsolescence.
Leases
The Company recognized a finance lease liability and finance lease right-of-use asset for a manufacturing facility in accordance with ASC 842, Leases. The lease terms were determined to be at-market as of the acquisition date.
Goodwill
The excess of the purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The goodwill resulting from the transaction is primarily attributable to future customer relationships and the assembled workforce of the acquired business. The goodwill acquired in connection with the Pulse acquisition was allocated to the Medical segment and is deductible for tax purposes.
Intangible Assets
The purchase price was allocated to intangible assets as follows (dollars in thousands):

Definite-lived Intangible Assets	Fair Value Assigned	Weighted Average Amortization Period (Years)	Weighted Average Discount Rate
Customer lists	$48,000	20.0	13.0%
Technology	16,000	10.0	13.0%
	$64,000
Customer Lists - Customer lists represent the estimated fair value of contractual and non-contractual customer relationships Pulse had as of the acquisition date. These relationships were valued separately from goodwill at the amount that an independent third party would be willing to pay for these relationships. The fair value of customer lists was determined using the multi-period excess-earnings method, a form of the income approach. The estimated useful life of the existing customer base was based upon the historical customer annual attrition rate of 5.0%, as well as management’s understanding of the industry and product life cycles.
Technology - Technology consists of technical processes, patented and unpatented technology, manufacturing know-how, trade secrets and the understanding with respect to products or processes that have been developed by Pulse and that will be leveraged in current and future products. The fair value of technology acquired was determined utilizing the relief from royalty method, a form of the income approach, with a royalty rate of 7.5%. The estimated useful life of the technology is based upon management’s estimate of the product life cycle associated with the technology before it will be replaced by new technologies.
Contingent Consideration - As part of the Pulse acquisition, the Company may be required to pay additional consideration based on a specified revenue growth milestone being met in 2025. Any amounts earned will be payable in 2026. The contingent consideration is classified as Level 3 in the fair value hierarchy and the fair value is measured based on a Monte Carlo simulation utilizing projections about future performance. Significant inputs include revenue volatility of 11%, a discount rate of 12% and projected financial information. See Note 13, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration.
2023 Acquisition
Effective as of October 1, 2023, the Company acquired substantially all of the assets and assumed certain liabilities of InNeuroCo, Inc. (“InNeuroCo”), a privately-held company based in Florida. InNeuroCo is a recognized leader in neurovascular catheter innovation with strong development and manufacturing capabilities. InNeuroCo’s expertise and highly differentiated neurovascular catheter innovation complements the Company’s existing capabilities and market focus. Consistent with the Company’s strategy, the addition of InNeuroCo further increases Integer’s ability to provide enhanced solutions to its customers in the neurovascular catheter space. The Company funded the purchase price with borrowings under its Revolving Credit Facility. InNeuroCo is included in the Company’s Medical segment.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(2.)    BUSINESS ACQUISITIONS (Continued)
The total consideration transferred was $44.5 million, which consists of an initial cash payment of $43.6 million and $0.9 million in estimated fair value of contingent consideration. The contingent consideration represents the estimated fair value of the Company’s obligation, under the purchase agreement, to make additional payments of up to $13.5 million based on specified annual revenue growth milestones being met through 2027, and a one-time contingent payment to be made based on cumulative revenue amounts through 2027 exceeding a specified revenue target.
The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. From the date of acquisition through the quarter ended March 29, 2024, the Company recorded measurement period adjustments to update the allocation of the purchase price to certain current assets and, based on analysis of information as of the acquisition date, reduced goodwill by $2.2 million. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired
Current assets (excluding inventory)	$6,924
Inventory	5,376
Property, plant and equipment	3,436
Goodwill	20,989
Definite-lived intangible assets	9,200
Operating lease assets	2,072
Current liabilities	(2,331)
Operating lease liabilities	(1,157)
Fair value of net assets acquired	$44,509
Intangible Assets
The purchase price was allocated to intangible assets as follows (dollars in thousands):

Definite-lived Intangible Assets	Fair Value Assigned
Customer lists	$4,000
Technology	5,200
$9,200
Actual and Pro Forma disclosures
The following table presents (in thousands) pro forma results of operations for the three months ended March 31, 2023 as if Pulse and InNeuroCo had been included in the Company’s financial results as of the beginning of fiscal year 2023. The pro forma results include the historical results of operations of the Company, Pulse and InNeuroCo, as well as adjustments for additional amortization of the assets acquired, additional interest expense related to the financing of the transactions and other transactional adjustments. The pro forma results do not include efficiencies, cost reductions or synergies expected to result from the acquisitions. These pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

Sales	$395,510
Net income	6,668
The results of operations from the Pulse acquisition have been included in the Company’s Medical segment since the acquisition date. From the date of acquisition through the quarter ended March 29, 2024, sales related to Pulse were $10.6 million and earnings were not material.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Acquisition costs
During the three months ended March 29, 2024, direct costs of the Pulse and InNeuroCo acquisitions of $5.6 million were expensed as incurred and included in Restructuring and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income. There were no direct costs incurred for these acquisitions for the three months ended March 31, 2023.
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$12,792	$13,434
Debt issuance costs incurred but not yet paid	—	1,125
Supplemental lease disclosures:
Assets acquired under operating leases	4,092	325
Assets acquired under finance leases	1,349	110
(4.)    INVENTORIES
Inventories comprise the following (in thousands):

	March 29, 2024	December 31, 2023
Raw materials	$127,668	$115,887
Work-in-process	117,958	106,032
Finished goods	17,243	17,797
Total	$262,869	$239,716

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the three months ended March 29, 2024 were as follows (in thousands):

	Medical	Non- Medical	Total
December 31, 2023	$994,007	$17,000	$1,011,007
Pulse acquisition (Note 2)	38,094	—	38,094
Foreign currency translation	(5,225)	—	(5,225)
March 29, 2024	$1,026,876	$17,000	$1,043,876
As of December 31, 2023, the fair value of the Non-Medical reporting unit did not significantly exceed its carrying value. The Company has continued, and will continue, to monitor the performance of the Non-Medical reporting unit, as benchmarked against its long-term financial plan, and evaluate industry and Company-specific circumstances which affect the financial results of this reporting unit. At March 29, 2024, the Company concluded that no events or changes in circumstances have occurred which would indicate that the fair value of the Non-Medical reporting unit has more likely than not been reduced below its carrying amount.
The long-term financial plan for the Non-Medical reporting unit, which underlies the above conclusion, contains numerous assumptions including, but not limited to: macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of the reporting unit. If the Non-Medical reporting unit does not achieve the financial performance that the Company expects, it is reasonably possible that an impairment of goodwill may result.
Intangible Assets
See Note 2, “Business Acquisitions” for additional details regarding intangible assets acquired during 2024. Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 29, 2024
Definite-lived:
Purchased technology and patents	$305,080	$(199,372)	$105,708
Customer lists	879,388	(260,172)	619,216
Amortizing tradenames and other	20,451	(6,809)	13,642
Total amortizing intangible assets	$1,204,919	$(466,353)	$738,566
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2023
Definite-lived:
Purchased technology and patents	$291,142	$(196,388)	$94,754
Customer lists	837,453	(253,267)	584,186
Amortizing tradenames and other	21,035	(7,117)	13,918
Total amortizing intangible assets	$1,149,630	$(456,772)	$692,858
Indefinite-lived:
Trademarks and tradenames			$90,288

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Cost of sales	$4,349	$3,977
Selling, general and administrative expenses	9,088	8,947
Total intangible asset amortization expense	$13,437	$12,924
Estimated future intangible asset amortization expense based on the carrying value as of March 29, 2024 is as follows (in thousands):

	Remainder of 2024	2025	2026	2027	2028	After 2028
Amortization Expense	$41,493	$54,158	$53,437	$51,941	$50,130	$487,407
(6.)     DEBT
Long-term debt comprises the following (in thousands):

	March 29, 2024			December 31, 2023
	Principal Amount	UnamortizedDiscounts and Issuance Costs	Net Carrying Amount	Principal Amount	UnamortizedDiscounts and Issuance Costs	Net Carrying Amount
Senior Secured Credit Facilities:
Revolving credit facilities	$279,000	$—	$279,000	$99,000	$—	$99,000
Term loan A	375,000	(1,593)	373,407	375,000	(1,687)	373,313
2028 Convertible Notes	500,000	(11,683)	488,317	500,000	(12,388)	487,612
Total	$1,154,000	$(13,276)	$1,140,724	$974,000	$(14,075)	$959,925
Current portion of long-term debt			—			—
Long-term debt			$1,140,724			$959,925
In September 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), governing the Company’s senior secured credit facilities (the “Senior Secured Credit Facilities”). In February 2023, the Company issued $500 million aggregate principal amount of 2.125% Convertible Senior Notes due in 2028 (the “2028 Convertible Notes”). For additional details about the Senior Secured Credit Facilities and the 2028 Convertible Notes, refer to Note 8, “Debt” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Senior Secured Credit Facilities
As of March 29, 2024, the Company maintained Senior Secured Credit Facilities consisting of a five-year $500 million revolving credit facility (the “Revolving Credit Facility”) and a five-year “term A” loan (the “TLA Facility”).

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6.)     DEBT (Continued)
Revolving Credit Facility
The Revolving Credit Facility matures on February 15, 2028. As of March 29, 2024, the Company had available borrowing capacity on the Revolving Credit Facility of $217.5 million after giving effect to $279.0 million of outstanding borrowings and $3.5 million of outstanding standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at a rate based on the secured overnight financing rate for the applicable interest period plus an adjustment of 0.10% per annum, in relation to any loan in U.S. dollars, and the Euro Interbank Offered Rate, in relation to any loan in Euros, plus a margin based on the Company’s Secured Net Leverage Ratio (as defined in the 2021 Credit Agreement). In addition, the Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which ranges between 0.15% and 0.25%, depending on the Company’s Secured Net Leverage Ratio. As of March 29, 2024, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 6.93% and the commitment fee on the unused portion of the Revolving Credit Facility was 0.18%.
TLA Facility
The TLA Facility matures on February 15, 2028, and requires quarterly installments. The quarterly principal installments under the TLA Facility increase over the term of the loan. During 2023, the Company prepaid the contractual amounts due on the TLA Facility through the second quarter of 2025. The interest rate terms for the TLA Facility are the same as those above for the Revolving Credit Facility borrowings in U.S. dollars. As of March 29, 2024, the interest rate on the TLA Facility was 6.93%.
Covenants
The 2021 Credit Agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require the Company to not exceed a specified maximum Total Net Leverage Ratio (as defined in the 2021 Credit Agreement) and an interest coverage ratio as of the end of each fiscal quarter. As of March 29, 2024, the Company was in compliance with these financial covenants.
Contractual principal maturities under the Senior Secured Credit Facilities as of March 29, 2024, are as follows (in thousands):

	Remainder of 2024	2025	2026	2027	2028
Future minimum principal payments	$—	$10,000	$27,500	$30,000	$586,500
2028 Convertible Notes
In February 2023, the Company issued the 2028 Convertible Notes with an aggregate principal amount of $500 million in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $65 million principal amount of the 2028 Convertible Notes. The 2028 Convertible Notes were issued pursuant to an indenture dated as of February 3, 2023, by and between the Company and Wilmington Trust, National Association, as trustee.
The 2028 Convertible Notes are senior unsecured obligations of the Company, which bear interest at a fixed rate of 2.125% per annum, payable semiannually in arrears on February 15 and August 15 of each year. The 2028 Convertible Notes will mature on February 15, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date and do not contain financial maintenance covenants. The 2028 Convertible Notes are convertible at an initial conversion rate of 11.4681 shares of the Company’s common stock per $1,000 principal amount of the 2028 Convertible Notes, which is equivalent to an initial conversion price of approximately $87.20 per share of common stock. The conversion rate is subject to standard anti-dilutive adjustments and adjustments upon the occurrence of specified events.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6.)     DEBT (Continued)
Holders of the 2028 Convertible Notes may convert all or a portion of their 2028 Convertible Notes at their option prior to November 15, 2027, in multiples of $1,000 principal amounts, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on March 31, 2023 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the indenture governing the 2028 Convertible Notes) per $1,000 principal amount of the 2028 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day;
•if the Company calls any or all of the 2028 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events.
On or after November 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2028 Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
Upon conversion, the 2028 Convertible Notes will be settled in cash up to the aggregate principal amount of the 2028 Convertible Notes to be converted, and in cash, shares of the Company’s common stock or a combination thereof, at the Company’s option, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2028 Convertible Notes being converted. If the Company undergoes a fundamental change (as defined in the indenture governing the 2028 Convertible Notes), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2028 Convertible Notes, in principal amounts of $1,000 or a multiple thereof, at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2028 Convertible Note in connection with such corporate event or during the relevant redemption period.
As of March 29, 2024, the conditions allowing holders of the 2028 Convertible Notes to convert had not been met and, therefore, the 2028 Convertible Notes were not eligible for conversion and are classified as a long-term liability on the Condensed Consolidated Balance Sheets at March 29, 2024.
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
For accounting purposes, the Capped Calls are separate transactions, and not integrated with the issuance of the 2028 Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The 2028 Convertible Notes and the Capped Calls will be integrated for tax purposes. The accounting impact of this tax treatment results in the Capped Calls being deductible as original issue discount for tax purposes over the term of the 2028 Convertible Notes, which generates an $8.8 million deferred tax asset recognized through equity. The cost to the Company of the Capped Calls was $35 million, which was recorded, net of tax, as a reduction to additional paid-in capital.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(7.)     STOCK-BASED COMPENSATION
The Company maintains certain stock-based compensation plans that were approved by the Company’s stockholders and are administered by the Board of Directors (the “Board”) or the Compensation and Organization Committee (the “Compensation Committee”) of the Board. The stock-based compensation plans provide for the granting of stock options, restricted stock awards, performance awards, time-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), stock appreciation rights and stock bonuses to employees, non-employee directors, consultants, and service providers.
Stock-based Compensation Expense
The classification of stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Cost of sales	$1,261	$1,107
Selling, general and administrative	5,116	4,465
Research, development and engineering	451	469
Restructuring and other charges	20	61
Total stock-based compensation expense	$6,848	$6,102
Stock Options
The following table summarizes the Company’s stock option activity for the three month period ended March 29, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2023	158,089	$40.35
Exercised	(7,018)	44.72
Outstanding and exercisable at March 29, 2024	151,071	$40.14	2.8	$11.6
Time-Based Restricted Stock Units
Most RSUs granted to employees during the three months ended March 29, 2024 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. RSUs are issued to members of the Board as a portion of their annual retainer and vest quarterly over a period of one year. The grant-date fair value of all RSUs is equal to the closing market price of Integer common stock on the date of grant.
The following table summarizes RSU activity for the three month period ended March 29, 2024:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	349,755	$76.63
Granted	117,866	104.02
Vested	(111,777)	77.47
Forfeited	(5,895)	79.33
Nonvested at March 29, 2024	349,949	$85.54

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(7.)     STOCK-BASED COMPENSATION (Continued)
Performance-Based Restricted Stock Units
For the Company’s PRSUs, in addition to service conditions, the ultimate number of shares to be earned (0% to 200% of the target award) depends on the achievement of financial and market-based performance conditions. The financial performance conditions are based on the Company’s sales targets over a three year performance period. The market-based performance conditions are based on the Company’s achievement of a relative total shareholder return performance requirement, on a percentile basis, compared to a defined group of peer companies over a three year performance period, or contingent upon achieving specified stock price milestones over a five year performance period.
The following table summarizes PRSU activity for the three month period ended March 29, 2024:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	275,503	$84.57
Granted	78,246	110.54
Performance adjustment(a)	75,388	85.16
Vested	(186,978)	90.06
Forfeited	(2,399)	76.12
Nonvested at March 29, 2024	239,760	$89.03
__________
(a)Represents additional PRSUs earned related to above-target achievement of performance conditions, the achievement of which was based upon predefined performance targets established by the Compensation Committee at the initial grant date.
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

	Three Months Ended
	March 29, 2024	March 31, 2023
Weighted average fair value	$117.96	$74.29
Risk-free interest rate	4.13%	3.79%
Expected volatility	34%	46%
Expected life (in years)	3.0	3.0
Expected dividend yield	—%	—%
The valuation of the market-based PRSUs granted during 2024 and 2023 also reflects a weighted average illiquidity discount of 8.00% and 11.23%, respectively, related to the six-month period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(8.)     RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Restructuring charges	$1,428	$1,064
Acquisition and integration costs	6,335	382
Other general expenses	118	83
Total restructuring and other charges	$7,881	$1,529
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
Manufacturing alignment to support growth
The Company’s manufacturing alignment to support growth initiatives are designed to reduce costs, improve operating efficiencies or increase capacity to accommodate growth, which may involve relocation or consolidation of manufacturing operations.
The following table comprises restructuring and restructuring-related charges by classification in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Restructuring charges:
Restructuring and other charges	$1,428	$1,064
Restructuring-related expenses(a):
Cost of sales	339	177
Selling, general and administrative	137	241
Research, development and engineering	1	323
Total restructuring and restructuring-related charges	$1,905	$1,805
__________
(a) Restructuring-related expenses primarily include retention bonuses, consulting expenses and professional fees.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(8.)     RESTRUCTURING AND OTHER CHARGES (Continued)
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence	Strategic reorganization and alignment	Manufacturing alignment to support growth	Total
December 31, 2023	$21	$125	$1,290	$1,436
Charges incurred, net of reversals	503	121	804	1,428
Cash payments	(456)	(172)	(1,588)	(2,216)
Non-cash adjustments	—	—	(206)	(206)
March 29, 2024	$68	$74	$300	$442
Acquisition and integration costs
Acquisition and integration costs primarily consist of professional fees and other costs related to business acquisitions. During the three months ended March 29, 2024, acquisition and integration costs primarily related to the Pulse and InNeuroCo acquisitions. During the three months ended March 31, 2023, acquisition and integration costs primarily related to the Aran and Oscor acquisitions. Acquisition and integration costs for the three months ended March 31, 2023 included a benefit of $0.3 million to adjust the fair value of acquisition-related contingent consideration liabilities. See Note 13, “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
Other general expenses
During the three months ended March 29, 2024 and March 31, 2023, the Company recorded expenses related to other initiatives not described above, which primarily include gains and losses in connection with the disposal of property, plant and equipment.

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
The Company’s effective tax rate for the first quarter of 2024 was 17.1% on $24.7 million of income before taxes compared to 18.3% on $16.0 million of income before taxes for the same period in 2023. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the first quarter of 2024 and 2023 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S. federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the Foreign Derived Intangible Income (“FDII”) deduction, the availability of tax credits and the recognition of certain discrete tax items. For the first quarter of 2024, the Company recorded discrete tax benefits of $0.8 million, compared to discrete tax expense of $0.1 million for the first quarter of 2023. The discrete tax benefits for the first quarter of 2024 relate predominately to excess tax benefits, net of deductibility limitations, recognized upon vesting of RSUs. The discrete tax expense for the first quarter of 2023 relates to tax shortfalls recorded for the forfeiture of certain PRSUs, partially offset by excess tax benefits recognized upon vesting of RSUs.
On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework. The effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries. The Company’s 2024 provision for income taxes includes the impact of the Pillar Two 15% Global Minimum Tax, with an enactment date of January 1, 2024.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of March 29, 2024, the Company had unrecognized tax benefits of approximately $6.5 million, substantially all of which would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized. As of March 29, 2024, the Company believes it is reasonably possible that a reduction of approximately $0.6 million of the balance of unrecognized tax benefits may occur within the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements.
(10.)    COMMITMENTS AND CONTINGENCIES
Contingent Consideration Arrangements
The Company records contingent consideration liabilities related to the earn-out provisions for certain acquisitions. See Note 13, “Financial Instruments and Fair Value Measurements” for additional information.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(11.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2024	March 31, 2023
Numerator for basic and diluted EPS:
Net income	$20,508	$13,065

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	33,478	33,258
Dilutive effect of share-based awards	487	317
Dilutive impact of convertible notes	1,028	—
Weighted average shares outstanding - Diluted	34,993	33,575

Basic EPS	$0.61	$0.39
Diluted EPS	$0.59	$0.39
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
RSUs	1	3
PRSUs	42	133
The dilutive effect for the Company's 2028 Convertible Notes is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the 2028 Convertible Notes, to settle the principal amount of the 2028 Convertible Notes in cash and may elect to settle the remaining conversion obligation (the in-the-money portion) in cash, shares of the Company's common stock, or a combination thereof. Because the principal amount of the 2028 Convertible Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the 2028 Convertible Notes. During the three months ended March 31, 2023, the 2028 Convertible Notes were not included in the diluted earnings per share calculation because the conversion feature in the 2028 Convertible Notes was out of the money.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(12.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of common stock issued and outstanding for the three month periods ended March 29, 2024 and March 31, 2023:

	Three Months Ended
	March 29, 2024	March 31, 2023
Shares outstanding at beginning of period	33,329,648	33,169,778
Stock options exercised	7,018	25,376
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	167,053	70,236
Shares outstanding at end of period	33,503,719	33,265,390
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (“AOCI”) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 31, 2023	$(28)	$2,153	$18,529	$20,654	$(431)	$20,223
Unrealized gain on cash flow hedges	—	1,806	—	1,806	(379)	1,427
Realized gain on foreign currency hedges	—	(431)	—	(431)	90	(341)
Foreign currency translation loss	—	—	(13,438)	(13,438)	—	(13,438)
March 29, 2024	$(28)	$3,528	$5,091	$8,591	$(720)	$7,871

December 31, 2022	$(346)	$1,760	$4,150	$5,564	$(235)	$5,329
Unrealized gain on cash flow hedges	—	3,446	—	3,446	(723)	2,723
Realized gain on foreign currency hedges	—	(692)	—	(692)	145	(547)
Realized gain on interest rate swap hedge	—	(587)	—	(587)	123	(464)
Foreign currency translation gain	—	—	7,925	7,925	—	7,925
March 31, 2023	$(346)	$3,927	$12,075	$15,656	$(690)	$14,966

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 29, 2024
Assets: Foreign currency hedging contracts	$3,528	$—	$3,528	$—
Liabilities: Contingent consideration	4,454	—	—	4,454

December 31, 2023
Assets: Foreign currency hedging contracts	2,153	—	2,153	—
Liabilities: Contingent consideration	876	—	—	876

Derivatives Designated as Hedging Instruments
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges.
Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of March 29, 2024 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$38,963	Dec 2024	1.0823	Euro	$120	Prepaid expenses and other current assets
43,191	Dec 2024	0.0562	MXN Peso	$2,306	Prepaid expenses and other current assets
14,791	Dec 2024	0.0247	UYU Peso	1,102	Prepaid expenses and other current assets
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following tables present the effect of cash flow hedge derivative instruments on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 29, 2024 and March 31, 2023 (in thousands):

	Three Months Ended
	March 29, 2024		March 31, 2023
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$414,805	$10	$378,785	$(51)
Cost of sales	304,965	357	282,112	708
Operating expenses	70,563	64	62,507	35
Interest expense	14,671	—	17,254	587

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income	Three Months Ended
	March 29, 2024	March 31, 2023		March 29, 2024	March 31, 2023
Interest rate swap	$—	$(6)	Interest expense	$—	$587
Foreign exchange contracts	(1,259)	149	Sales	10	(51)
Foreign exchange contracts	2,716	3,275	Cost of sales	357	708
Foreign exchange contracts	349	28	Operating expenses	64	35
The Company expects to reclassify net gains totaling $3.5 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At March 29, 2024 and December 31, 2023, the Company had total gross notional amounts of $24.0 million and $23.0 million, respectively, of foreign currency contracts outstanding that were not designated as hedges. The fair value of derivatives not designated as hedges was not material for any period presented. Gains/losses on foreign currency contracts not designated as hedging instruments are included in Other loss, net on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company recorded a loss of $0.9 million for the three months ended March 29, 2024, compared to a gain of $0.1 million for the three months ended March 31, 2023. Each of the foreign currency contracts not designated as hedging instruments will have approximately offsetting effects from the underlying intercompany loans subject to foreign exchange remeasurement.
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended March 29, 2024 and March 31, 2023 (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Fair value measurement at beginning of period	$876	$11,756
Amount recorded for current year acquisitions	3,578	—
Fair value measurement adjustment	—	(265)
Foreign currency translation	—	241
Fair value measurement at end of period	$4,454	$11,732

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The contingent consideration at March 29, 2024 is the estimated fair value of the Company’s remaining obligations, under the purchase agreements for Pulse and InNeuroCo, to make additional payments if certain revenue goals are met. As of March 29, 2024 and December 31, 2023, the contingent consideration liability of $4.5 million and $0.9 million, respectively, was non-current and included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.
On January 5, 2024, the Company acquired 100% of the outstanding capital stock of Pulse. The fair value of the contingent consideration liability relating to the acquisition of Pulse was $3.6 million at the date of acquisition and at March 29, 2024. See Note 2, “Business Acquisitions,” for additional information about the Pulse acquisition and related contingent consideration.
Effective as of October 1, 2023, the Company acquired certain assets and assumed certain liabilities of InNeuroCo. The fair value of the contingent consideration liability relating to InNeuroCo acquisition was $0.9 million at the date of acquisition and at March 29, 2024. See Note 2, “Business Acquisitions,” for additional information about the InNeuroCo acquisition and related contingent consideration.
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
As of March 29, 2024 and December 31, 2023, the estimated fair value of the 2028 Convertible Notes was approximately $715 million and $635 million, respectively. The estimated fair value of the 2028 Convertible Notes was determined through consideration of quoted market prices. The fair value of the 2028 Convertible Notes is categorized in Level 2 of the fair value hierarchy.
Equity Investments
The Company holds long-term, strategic investments in companies to promote business and strategic objectives. These investments are included in Other long-term assets on the Condensed Consolidated Balance Sheets.
Equity investments comprise the following (in thousands):

	March 29, 2024	December 31, 2023
Equity method investment	$8,907	$7,771
Non-marketable equity securities	427	427
Total equity investments	$9,334	$8,198
The components of (Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Equity method investment (gain) loss	$(1,136)	$155
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of March 29, 2024, the Company owned 7.3% of this fund.

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
The following table presents sales by product line (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Segment sales by product line:
Medical
Cardio & Vascular	$221,836	$191,203
Cardiac Rhythm Management & Neuromodulation	156,257	145,139
Advanced Surgical, Orthopedics & Portable Medical	29,121	27,924
Total Medical	407,214	364,266
Non-Medical	7,591	14,519
Total sales	$414,805	$378,785
The following table presents income for the Company’s reportable segments (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Segment income:
Medical	$72,353	$54,806
Non-Medical	299	4,026
Total segment income	72,652	58,832
Unallocated operating expenses	(33,375)	(24,666)
Operating income	39,277	34,166
Unallocated expenses, net	(14,542)	(18,169)
Income before taxes	$24,735	$15,997

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
Revenue recognized from products and services transferred to customers over time represented 33% of total revenue for the three months ended March 29, 2024, compared to 28% for the three months ended March 31, 2023. Substantially all of the revenue recognized from products and services transferred to customers over time during the periods presented was within the Medical segment.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended
	March 29, 2024		March 31, 2023
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	17%	*	18%	*
Customer B	14%	*	16%	*
Customer C	14%	*	14%	*
Customer D	*	17%	*	22%
Customer E	*	13%	*	*
All other customers	55%	70%	52%	78%
__________
* Less than 10% of segment’s total revenues for the period.

The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped.

	Three Months Ended
	March 29, 2024		March 31, 2023
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	58%	56%	55%	60%
United Kingdom	*	14%	*
Canada	*	12%	*	*
All other countries	42%	18%	45%	40%
__________
* Less than 10% of segment’s total revenues for the period.

Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	March 29, 2024	December 31, 2023
Contract assets	$90,873	$85,871
Contract liabilities	5,931	6,142
During the three months ended March 29, 2024, the Company recognized $1.5 million of revenue that was included in the contract liability balance as of December 31, 2023. During the three months ended March 31, 2023, the Company recognized $1.3 million of revenue that was included in the contract liability balance as of December 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q should be read in conjunction with the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition, please read this section in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.
Cautionary Note Regarding Forward-Looking Statements
Some statements contained in this report and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations, and these statements are subject to known and unknown risks, uncertainties and assumptions. Forward-looking statements include, but are not limited to, statements relating to:
•future development and expected growth of our business and industry;
•our ability to execute our business model and our business strategy;
•having available sufficient cash and borrowing capacity to meet working capital, debt service and capital expenditure requirements for the next twelve months;
•whether the fair value of the Non-Medical reporting unit has been reduced below its carrying value; and
•projected contractual debt service obligations.
You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “forecast,” “outlook,” “assume,” “potential” or “continue” or variations or the negative counterparts of these terms or other comparable terminology. These statements are only predictions and are not guarantees of future performance, and investors should not place undue reliance on forward-looking statements as predictive of future results. Actual events or results may differ materially from those stated or implied by these forward-looking statements. In evaluating these statements and our prospects, you should carefully consider the factors set forth below. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report.
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors and other risks and uncertainties that arise from time to time are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in our other periodic filings with the SEC and include the following:
•operational risks, such as our dependence upon a limited number of customers; pricing pressures and contractual pricing restraints we face from customers; our reliance on third-party suppliers for raw materials, key products and subcomponents; interruptions in our manufacturing operations; our ability to attract, train and retain a sufficient number of qualified associates to maintain and grow our business; the potential for harm to our reputation and competitive advantage caused by quality problems related to our products; our dependence upon our information technology systems and our ability to prevent cyber-attacks and other failures; global climate change and the emphasis on Environmental, Social and Governance matters by various stakeholders; our dependence upon our senior management team and key technical personnel; our energy market revenues’ dependence on conditions in the historically volatile oil and natural gas industries; and consolidation in the healthcare industry resulting in greater competition;
•strategic risks, such as the intense competition we face and our ability to successfully market our products; our ability to respond to changes in technology; our ability to develop new products and expand into new geographic and product markets; and our ability to successfully identify, make and integrate acquisitions to expand and develop our business in accordance with expectations;
•financial and indebtedness risks, such as our ability to accurately forecast future performance based on operating results that often fluctuate; our significant amount of outstanding indebtedness and our ability to remain in compliance with financial and other covenants under the credit agreement governing our Senior Secured Credit Facilities; economic and credit market uncertainties that could interrupt our access to capital markets, borrowings or financial transactions; the conditional conversion feature of the 2028 Convertible Notes adversely impacting our liquidity, the conversion of our 2028 Convertible Notes, if it were to occur, diluting ownership interests of existing holders of our common stock; the counterparty risk associated with our capped call transaction; the counter financial and market risks related to our international operations and sales; our complex international tax profile; and our ability to realize the full value of our intangible assets;

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
Except as may be required by applicable law, we disclaim any obligation to update forward-looking statements in this Form 10-Q whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial conditions or prospects, or otherwise.
In this Form 10-Q, references to “Integer,” “we,” “us,” “our” and the “Company” mean Integer Holdings Corporation and its subsidiaries, unless the context indicates otherwise.
Our Business
Integer Holdings Corporation is a leading medical device contract development and manufacturing organization primarily serving the cardiac rhythm management, neuromodulation, and cardio and vascular markets. As a strategic partner of choice to medical device companies and OEMs, we are committed to enhancing the lives of patients worldwide by providing innovative, high-quality products and solutions. We also develop custom power solutions for high-end niche applications in energy, military, and environmental markets.
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
The first quarters of 2024 and 2023 ended on March 29 and March 31, respectively, and consisted of 89 days and 90 days, respectively.
Impact of Global Events
Global economic challenges, including the impact of military conflicts, severe and sustained inflation, a rising interest rate environment, fluctuations in global currencies, and supply chain disruptions may continue to cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and product line, but specific impacts to our business include increased borrowing costs, labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, and delays in shipments to and from certain countries. We monitor economic conditions closely. In response to potential reductions in revenue, we can take actions to align our cost structure with changes in demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions and other developments.
Business Acquisitions
On January 5, 2024, we acquired 100% of the outstanding capital stock of Pulse Technologies, Inc. (“Pulse”), a technology, engineering and contract manufacturing company focused on complex micro machining of medical device components for high growth structural heart, heart pump, electrophysiology, leadless pacing, and neuromodulation markets. Pulse also provides proprietary advanced technologies, including hierarchical surface restructuring (HSRTM), scratch-free surface finishes, and titanium nitride coatings. Consistent with our tuck-in acquisition strategy, the acquisition of Pulse further increases our end-to-end development capabilities and manufacturing footprint in targeted growth markets and provides customers with expanded capabilities, capacity and resources to accelerate the time to market for customer products.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Effective as of October 1, 2023, we acquired substantially all of the assets and assumed certain liabilities of InNeuroCo, Inc. (“InNeuroCo”), a recognized leader in neurovascular catheter innovation with strong development and manufacturing capabilities. InNeuroCo’s expertise and highly differentiated neurovascular catheter innovation complements our existing capabilities and market focus. Consistent with our acquisition strategy, the acquisition of InNeuroCo further increases our ability to provide enhanced solutions to our customers in the neurovascular catheter space.
Refer to Note 2, “Business Acquisitions” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about these acquisitions.
Financial Overview
Net income for the first quarter of 2024 was $20.5 million, or $0.59 per diluted share, compared to $13.1 million, or $0.39 per diluted share, for the first quarter of 2023. These variances are primarily the result of the following:
•Sales for the first quarter of 2024 increased $36.0 million when compared to the same period in 2023, driven by our Medical product lines with strong demand, new product ramps, growth from emerging customers with PMA (premarket approval) products and contributions from our recent acquisitions.
•Gross profit for the first quarter of 2024 increased $13.2 million, primarily from higher sales volume leverage, efficiencies gained from the continued improvement in the supply chain and contributions from our recent acquisitions.
•Operating expenses for the first quarter of 2024 increased $8.1 million when compared to the same period in 2023, primarily due to higher SG&A and acquisition and integration costs, partially offset by lower RD&E costs.
•Interest expense for the first quarter of 2024 decreased $2.6 million compared to the same period in 2023, primarily due to a decrease in losses from extinguishment of debt, partially offset by higher average debt outstanding.
•During the first quarter of 2024 we recognized a gain on equity investments of $1.1 million, compared to a loss on equity investments of $0.2 million during the first quarter of 2023. Gains and losses on equity investments are generally unpredictable in nature.
•Other loss, net for the first quarter of 2024 was $1.0 million compared to $0.8 million for the first quarter of 2023, primarily due to fluctuations in foreign currency gains and losses in the respective periods.
•We recorded provisions for income taxes for the first quarters of 2024 and 2023 of $4.2 million and $2.9 million, respectively. The change in income tax expense was primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	March 29,	March 31,	Change
	2024	2023	$	%
Medical Sales:
Cardio & Vascular	$221,836	$191,203	$30,633	16.0%
Cardiac Rhythm Management & Neuromodulation	156,257	145,139	11,118	7.7%
Advanced Surgical, Orthopedics & Portable Medical	29,121	27,924	1,197	4.3%
Total Medical Sales	407,214	364,266	42,948	11.8%
Non-Medical	7,591	14,519	(6,928)	(47.7)%
Total sales	414,805	378,785	36,020	9.5%
Cost of sales	304,965	282,112	22,853	8.1%
Gross profit	109,840	96,673	13,167	13.6%
Gross profit as a % of sales	26.5%	25.5%
Operating expenses:
Selling, general and administrative (“SG&A”)	46,929	41,886	5,043	12.0%
SG&A as a % of sales	11.3%	11.1%
Research, development and engineering (“RD&E”)	15,753	19,092	(3,339)	(17.5)%
RD&E as a % of sales	3.8%	5.0%
Restructuring and other charges	7,881	1,529	6,352	NM
Total operating expenses	70,563	62,507	8,056	12.9%
Operating income	39,277	34,166	5,111	15.0%
Operating expense as a % of sales	17.0%	16.5%
Operating income as a % of sales	9.5%	9.0%
Interest expense	14,671	17,254	(2,583)	(15.0)%
(Gain) loss on equity investments	(1,136)	155	(1,291)	NM
Other loss, net	1,007	760	247	32.5%
Income before taxes	24,735	15,997	8,738	54.6%
Provision for income taxes	4,227	2,932	1,295	44.2%
Effective tax rate	17.1%	18.3%
Net income	$20,508	$13,065	$7,443	57.0%
Net income as a % of sales	4.9%	3.4%
Diluted earnings per share	$0.59	$0.39	$0.20	51.3%
NM - Calculated change not meaningful.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales
For the first quarter of 2024, Cardio & Vascular (“C&V”) sales increased $30.6 million, or 16%, versus the comparable 2023 period. The increase in C&V sales was driven by continued strong demand across all markets, new product ramps in electrophysiology and structural heart, and the InNeuroCo and Pulse acquisitions. C&V sales for the first quarter of 2024 included $12.7 million of sales from the recent Pulse and InNeuroCo acquisitions. Foreign currency exchange rate fluctuations decreased C&V sales for the first quarter of 2024 by $0.2 million in comparison to the 2023 period, primarily due to U.S. dollar fluctuations relative to the Euro.
For the first quarter of 2024, Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales increased $11.1 million, or 8%, versus the comparable 2023 period, driven by strong growth in emerging Neuromodulation customers with PMA (premarket approval) products and strong demand in cardiac rhythm management. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales during the first quarter of 2024 in comparison to 2023.
Advanced Surgical, Orthopedic & Portable Medical (“AS&O”) sales for the first quarter of 2024 increased $1.2 million, or 4%, versus the comparable 2023 period, driven by growth of Advanced Surgical and Orthopedics, partially offset by a decline in Portable Medical from execution of the planned multi-year exit announced in 2022. AS&O sales for the first quarters of 2024 and 2023 included $16.1 million and $18.5 million, respectively, of Portable Medical sales. Foreign currency exchange rate fluctuations did not have a material impact on AS&O sales during the first quarter of 2024 in comparison to 2023.
For the first quarter of 2024, Non-Medical sales decreased $6.9 million, or 48%, versus the comparable 2023 period, returning to a normalized run-rate after previously higher sales from the supply chain recovery. Foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the first quarter of 2024 in comparison to 2023.
Gross Profit

	Three Months Ended
	March 29, 2024	March 31, 2023
Gross profit (in thousands)	$109,840	$96,673
Gross margin	26.5%	25.5%
Gross margin for the first quarter of 2024 increased 100 basis points compared to the comparable 2023 period, primarily driven by higher sales volume leverage and efficiencies gained from the continued improvement in the supply chain.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023	Change
Compensation and benefits(a)	$24,725	$21,589	$3,136
Depreciation and amortization expense(b)	10,514	10,196	318
Professional fees(c)	3,889	3,471	418
Contract services(d)	3,452	2,832	620
Bank fees and charges(e)	832	394	438
All other SG&A	3,517	3,404	113
Net increase in SG&A expenses	$46,929	$41,886	$5,043
__________
(a)Compensation and benefits increased primarily due to annual merit increases, higher incentive compensation and an increase in headcount related to the recent Pulse and InNeuroCo acquisitions.
(b)Depreciation and amortization expense increased due to amortization of customer list intangible assets related to recent acquisitions.
(c)Professional fees increased primarily due to increased costs associated with third-party information technology services and inclusion of the operations of Pulse and InNeuroCo.
(d)Contract services expense increased primarily due to higher software costs from information technology enhancements.
(e)The increase in bank fees and charges was driven by increased accounts receivable factoring and supplier financing fees primarily due to the launch of accounts receivable factoring arrangements during 2023.
RD&E
RD&E expense for the first quarter of 2024 was $15.8 million, compared to $19.1 million for the first quarter of 2023. The decrease in RD&E expenses for the first quarter of 2024 compared to the first quarter of 2023 was primarily due to lower labor costs and the timing of program milestone achievements for customer funded programs. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

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
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Restructuring charges(a)	$1,428	$1,064
Acquisition and integration costs(b)	6,335	382
Other general expenses(c)	118	83
Total restructuring and other charges	$7,881	$1,529
__________
(a)Restructuring charges for the first quarters of 2024 and 2023 primarily consist of costs associated with our strategic reorganization and alignment and manufacturing alignment to support growth initiatives.
(b)Amount for the first quarter of 2024 primarily includes acquisition expenses related to the InNeuroCo and Pulse acquisitions. Amount for the first quarter of 2023 primarily included integration expenses related to the Aran and Oscor acquisitions, partially offset by a benefit of $0.3 million to adjust the fair value of acquisition-related contingent consideration liabilities.
(c)Amounts include gains and losses in connection with the disposal of property, plant and equipment.
Refer to Note 8 “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense is as follows (dollars in thousands):

	Three Months Ended
	March 29, 2024		March 31, 2023		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$13,594	4.81%	$12,562	5.06%	$1,032	(25)
Gain on interest rate swap	—	—	(587)	(0.24)	587	24
Amortization of deferred debt issuance costs and original issue discount	931	0.39	756	0.38	175	1
Losses from extinguishment of debt	—	—	4,393	1.79	(4,393)	(179)
Interest expense on borrowings	14,525	5.20%	17,124	6.99%	(2,599)	(179)
Other interest expense	146		130		16
Total interest expense	$14,671		$17,254		$(2,583)
During the first quarter of 2024, contractual interest expense has increased due to higher average debt outstanding, partially offset by a lower weighted average interest rate. The higher average debt balance outstanding is primarily the result of borrowings on our Revolving Credit Facility to fund the Pulse and InNeuroCo acquisitions. The lower weighted average interest rate was primarily due to the replacement of some of our higher variable rate debt with lower fixed rate debt through issuance of the 2028 Convertible Notes during the first quarter of 2023. In addition, during the second quarter of 2023 we realized a 25 basis point reduction in the interest rate margin on our Senior Secured Credit Facilities based on our secured net leverage ratio (as defined in the 2021 Credit Agreement).
Other components of interest expense on borrowings include gains and losses on interest rate swaps and non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Interest rate swap includes realized (gains) losses on our interest rate swap contract, which fluctuate depending on the spread between the rate swap contract fixed rate and senior secured credit facility floating rate. Our outstanding interest rate swap matured as of June 30, 2023. Amortization of deferred debt issuance costs and original issue discount increased during the first quarter of 2024 compared to the first quarter of 2023 as a result of higher unamortized balances related to new debt. The losses from extinguishment of debt during the first quarter of 2023 were related to prepayments of portions of the TLA Facility and full repayment of our seven-year “term B” loan (the “TLB Facility”) in connection with issuance of the 2028 Convertible Notes.
As of March 29, 2024 and December 31, 2023, approximately 43% and 51%, respectively, of our principal amount of debt are fixed rate borrowings.
See Note 6, “Debt,” of the Notes to the Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
(Gain) Loss on Equity Investments
During the first quarter of 2024 we recognized a gain on equity investments of $1.1 million, compared to a loss on equity investments of $0.2 million during the first quarter of 2023. The amounts for both the first quarter of 2024 and the first quarter of 2023 relate to our share of equity method investee (gains) losses including unrealized appreciation/depreciation of the underlying interests of the investee. As of March 29, 2024 and December 31, 2023, the carrying value of our equity investments was $9.3 million and $8.2 million, respectively. See Note 13, “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Other Loss, Net
Other loss, net for the first quarter of 2024 was $1.0 million compared to $0.8 million for the first quarter of 2023. Other loss, net primarily includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits or Dominican peso.
The impact of exchange rates on transactions denominated in foreign currencies included in Other loss, net for the first quarters of 2024 and 2023 were net losses of $1.1 million and $0.8 million, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
We recognized income tax expense of $4.2 million for the first quarter of 2024 on $24.7 million of income before taxes (effective tax rate of 17.1%), compared to an income tax expense of $2.9 million on $16.0 million of income before taxes (effective tax rate of 18.3%) for the same period of 2023. Income tax expense for the first quarter of 2024 included discrete tax benefits of $0.8 million. The discrete tax benefits for the first quarter of 2024 are predominately related to excess tax benefits, net of deductibility limitations, recognized upon vesting of RSUs. Income tax expense for the first quarter of 2023 included $0.1 million of discrete tax expense, which relates to tax shortfalls recorded for the forfeiture of certain PRSUs, partially offset by excess tax benefits recognized upon vesting of RSUs.
Our effective tax rate for 2024 differs from the U.S. federal statutory tax rate of 21% due principally to the estimated impact of Federal Tax Credits (including R&D credits and Foreign tax credits), stock-based compensation windfalls or shortfalls, and the impact of U.S taxes on foreign earnings, including the GILTI provision which requires us to include foreign subsidiary earnings in excess of a deemed return on a foreign subsidiary’s tangible assets in our U.S. income tax return. The U.S. tax on foreign earnings is reflected net of a statutory deduction of 50% of the GILTI inclusion (subject to limitations based on U.S. taxable income, if any) and net of FDII that provides a 37.5% deduction to domestic companies for certain foreign sales and services income. In addition, our rate is impacted by earnings realized in foreign jurisdictions with statutory rates that are different than the U.S. federal statutory rate. The primary foreign jurisdictions in which we operate and the statutory tax rate for each respective jurisdiction include Switzerland (22%), Mexico (30%), Uruguay (25%), Ireland (12.5%) and Malaysia (24%). We previously operated under a tax holiday in Malaysia. We met the conditions of the Malaysian tax holiday and the holiday expired in accordance with its original terms on April 30, 2023. Our manufacturing operations in the Dominican Republic operate under a free trade zone agreement through March 2034.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. We continue to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries. Our 2024 provision for income taxes includes the impact of the Pillar Two 15% Global Minimum Tax, with an enactment date of January 1, 2024.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Liquidity and Capital Resources
Sources of Liquidity

(dollars in thousands)	March 29, 2024	December 31, 2023
Cash and cash equivalents	$42,156	$23,674
Working capital	$467,144	$396,699
Current ratio	3.32	2.80
Cash and cash equivalents at March 29, 2024 increased by $18.5 million from December 31, 2023, primarily as a result of cash generated by operating activities and net borrowings on our Revolving Credit Facility, mostly offset by purchases of property, plant and equipment and cash paid to acquire Pulse.
Working capital increased by $70.4 million from December 31, 2023, or $52.0 million excluding the increase in cash and cash equivalents. The increase in working capital, exclusive of cash and cash equivalents, primarily relates to positive fluctuations in inventory and accrued expenses. Inventory increased from higher sales volume and product demand while accrued expenses decreased from payments of accrued profit sharing and bonuses.
At March 29, 2024, $21.0 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
As of March 29, 2024, our capital structure consisted of $1.141 billion of debt, net of deferred debt issuance costs and unamortized discounts and 34 million shares of common stock outstanding. As of March 29, 2024, we had access to $217.5 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit, and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of March 29, 2024, our contractual debt service obligations for the remainder of 2024, consisting of interest on our outstanding debt, are estimated to be approximately $39 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
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
Credit Facilities and 2028 Convertible Notes
As of March 29, 2024, we had Senior Secured Credit Facilities that consist of a $500 million Revolving Credit Facility, with an outstanding principal balance of $279 million, and a TLA Facility with an outstanding principal balance of $375 million. The Revolving Credit Facility and TLA Facility mature on February 15, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for similar credit facilities.
During the first quarter of 2023, we issued $500 million aggregate principal amount of 2028 Convertible Notes, which mature on February 15, 2028 and bear interest at a fixed rate of 2.125% per annum. The total net proceeds from the issuance of the 2028 Convertible Notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $485 million. We used the net proceeds from the issuance of the 2028 Convertible Notes to settle in full principal and interest due of $336.1 million under the TLB Facility, pay down principal and interest due of $113.9 million under the Revolving Credit Facility, to pay related fees and expenses, and to pay the cost of the capped calls related to the issuance of our 2028 Convertible Notes.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following certain qualified acquisitions and (ii) an interest coverage ratio of at least 2.50:1.00. As of March 29, 2024, we were in compliance with these financial covenants. As of March 29, 2024, our Total Net Leverage Ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.8:1.0. For the twelve month period ended March 29, 2024, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 8.5:1.0.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us.
See Note 6, “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further information on the Company’s outstanding debt.
Factoring Arrangements
We may utilize accounts receivable factoring arrangements with financial institutions to accelerate the timing of cash receipts and enhance our cash position. These arrangements, in all cases, do not contain recourse provisions, which would obligate us in the event of our customers’ failure to pay. During the first quarter of 2024, we sold, without recourse, $57.6 million of accounts receivable. We did not utilize receivable factoring arrangements prior to the second quarter of 2023. See Note 1 “Basis of Presentation” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information regarding our factoring arrangements.
Summary of Cash Flow

	Three Months Ended
(in thousands)	March 29, 2024	March 31, 2023
Cash provided by (used in):
Operating activities	$23,239	$6,188
Investing activities	(168,198)	(24,694)
Financing activities	163,294	33,116
Effect of foreign currency exchange rates on cash and cash equivalents	147	1,722
Net change in cash and cash equivalents	$18,482	$16,332
Operating Activities – During the first three months of 2024, we generated cash from operations of $23.2 million, compared to $6.2 million for the first three months of 2023. The increase of $17.1 million was the result of a $9.2 million increase in cash flow provided by changes in operating assets and liabilities and a $7.8 million increase in net income adjusted for non-cash items such as depreciation and amortization.
The increase in net income adjusted for non-cash items such as depreciation and amortization was primarily from higher sales volume and margin partially offset by higher acquisition costs related to the Pulse acquisition. The increase associated with changes in operating assets and liabilities is primarily related to the benefit of lower growth in accounts receivable offset by unfavorable cash flow impacts from accrued expenses and accounts payable. Accounts receivable benefited from new factoring arrangements that were entered into after the first quarter of 2023 that accelerated accounts receivable collections while fluctuations in accrued expenses included higher levels of profit sharing and bonus payments in the first three months of 2024. Accounts payable fluctuations were driven primarily from the timing of supplier payments.
Investing Activities – The $143.5 million increase in net cash used in investing activities was attributable to cash paid for an acquisition and increased purchases of property, plant and equipment. Investing activities for the first quarter of 2024 included net cash paid of $139.1 million for the Pulse acquisition.
Financing Activities – Net cash provided by financing activities for the first three months of 2024, was $163.3 million compared to $33.1 million for the first three months of 2023. Cash provided by financing activities for the first three months of 2024 was primarily due to net borrowings on our Revolving Credit Facility of $180.0 million, primarily to fund the Pulse acquisition. The cash provided by financing activities for the first three months of 2023 was primarily related to the issuance of our 2028 Convertible Notes of $486.3 million, which was partially offset by $335.6 million in full repayment of our TLB Facility, $55.3 million in repayments on our TLA Facility, $23.8 million of net payments on our Revolving Credit Facility and $35.0 million of capped call purchases related to the issuance of our 2028 Convertible Notes.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Off-Balance Sheet Arrangements
We do not currently have off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our Condensed Consolidated Financial Statements.
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the FASB, SEC, or other authoritative accounting bodies to determine the potential impact they may have on our Condensed Consolidated Financial Statements. See Note 1, “Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.
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
As part of our 2023 annual goodwill impairment testing for our Non-Medical reporting unit, we performed a quantitative analysis and determined that the fair value exceeded the carrying value of the Non-Medical reporting unit by approximately 11%. We continue to monitor the performance of the Non-Medical reporting unit, as benchmarked against its long-term financial plan, and evaluate industry and Company-specific circumstances which affect the financial results of this reporting unit. At March 29, 2024, we do not believe that any events or changes in circumstances have occurred which would indicate that the fair value of the Non-Medical reporting unit has more likely than not been reduced below its carrying amount. However, changes to the factors considered above could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We may be unaware of one or more significant factors that, if we had been aware of, would cause our conclusion to change, which could result in a goodwill impairment charge in a future period.
There have been no significant changes to the critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of March 29, 2024. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of March 29, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended March 29, 2024, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 1A.RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 5.OTHER INFORMATION
During the fiscal quarter ended March 29, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

Dated:	April 25, 2024	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Diron Smith
Diron Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)