Form 10-Q
period 2024-06-28
Integer Holdings Corp
filed 2024-07-25
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of July 19, 2024 was: 33,531,179 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended June 28, 2024

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	June 28, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$34,137	$23,674
Accounts receivable, net of provision for credit losses of $0.2 million and $0.4 million, respectively	240,504	238,277
Inventories	272,335	239,716
Refundable income taxes	9,072	1,998
Contract assets	97,212	85,871
Prepaid expenses and other current assets	23,720	28,132
Total current assets	676,980	617,668
Property, plant and equipment, net	466,296	407,954
Goodwill	1,042,183	1,011,007
Other intangible assets, net	813,727	783,146
Deferred income taxes	6,858	7,001
Operating lease assets	81,345	81,632
Financing lease assets	16,549	11,828
Other long-term assets	22,474	22,417
Total assets	$3,126,412	$2,942,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,446	$120,293
Income taxes payable	461	3,896
Operating lease liabilities	8,729	8,692
Accrued expenses and other current liabilities	77,355	88,088
Total current liabilities	205,991	220,969
Long-term debt	1,118,529	959,925
Deferred income taxes	144,101	145,625
Operating lease liabilities	71,935	72,339
Financing lease liabilities	13,491	10,388
Other long-term liabilities	18,455	14,365
Total liabilities	1,572,502	1,423,611
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,531,179 and 33,329,648 shares issued and outstanding, respectively	34	33
Additional paid-in capital	730,157	727,435
Retained earnings	823,105	771,351
Accumulated other comprehensive income	614	20,223
Total stockholders’ equity	1,553,910	1,519,042
Total liabilities and stockholders’ equity	$3,126,412	$2,942,653
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands except per share data)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$436,202	$400,044	$851,007	$778,829
Cost of sales	316,809	294,240	621,774	576,352
Gross profit	119,393	105,804	229,233	202,477
Operating expenses:
Selling, general and administrative	47,117	45,827	94,046	87,713
Research, development and engineering	16,104	16,883	31,857	35,975
Restructuring and other charges	986	1,518	8,867	3,047
Total operating expenses	64,207	64,228	134,770	126,735
Operating income	55,186	41,576	94,463	75,742
Interest expense	15,278	11,459	29,949	28,713
(Gain) loss on equity investments	7	(134)	(1,129)	21
Other (gain) loss, net	(127)	359	880	1,119
Income before taxes	40,028	29,892	64,763	45,889
Provision for income taxes	8,782	5,921	13,009	8,853
Net income	$31,246	$23,971	$51,754	$37,036

Earnings per share:
Basic	$0.93	$0.72	$1.54	$1.11
Diluted	$0.88	$0.71	$1.47	$1.10

Weighted average shares outstanding:
Basic	33,600	33,312	33,540	33,285
Diluted	35,529	33,686	35,264	33,631

Comprehensive Income
Net income	$31,246	$23,971	$51,754	$37,036
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(3,911)	(2,901)	(17,349)	5,024
Change in fair value of cash flow hedges, net of tax	(3,346)	105	(2,260)	1,817
Other comprehensive income (loss)	(7,257)	(2,796)	(19,609)	6,841
Comprehensive income	$23,989	$21,175	$32,145	$43,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$51,754	$37,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,410	48,569
Debt related charges included in interest expense	1,869	6,118
Inventory step-up amortization	1,056	—
Stock-based compensation	12,614	11,603
Non-cash lease expense	4,622	5,473
Non-cash (gain) loss on equity investments	(1,129)	21
Contingent consideration fair value adjustment	—	(265)
Other non-cash (gains) losses	1,408	(1,437)
Deferred income taxes	—	(4)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,465	(9,742)
Inventories	(27,235)	(21,646)
Prepaid expenses and other assets	(744)	1,308
Contract assets	(11,666)	(7,983)
Accounts payable	7,069	797
Accrued expenses and other liabilities	(16,155)	1,781
Income taxes	(9,864)	(9,296)
Net cash provided by operating activities	70,474	62,333
Cash flows from investing activities:
Acquisition of property, plant and equipment	(60,252)	(57,416)
Proceeds from sale of property, plant and equipment	—	50
Acquisitions, net of cash acquired	(138,544)	—
Net cash used in investing activities	(198,796)	(57,366)
Cash flows from financing activities:
Principal payments of term loans	—	(398,438)
Proceeds from issuance of convertible notes, net of discount	—	486,250
Proceeds from revolving credit facility	208,500	229,604
Payments of revolving credit facility	(51,500)	(263,443)
Purchase of capped calls	—	(35,000)
Payment of debt issuance costs	—	(2,181)
Proceeds from the exercise of stock options	742	1,948
Tax withholdings related to net share settlements of restricted stock unit awards	(10,625)	(2,930)
Contingent consideration payments	—	(7,660)
Principal payments on finance leases	(8,956)	(557)
Other financing activities	607	—
Net cash provided by financing activities	138,768	7,593
Effect of foreign currency exchange rates on cash and cash equivalents	17	1,783
Net increase in cash and cash equivalents	10,463	14,343
Cash and cash equivalents, beginning of period	23,674	24,272
Cash and cash equivalents, end of period	$34,137	$38,615
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Total stockholders’ equity, beginning balance	$1,525,011	$1,417,936	$1,519,042	$1,417,456

Common stock and additional paid-in capital
Balance, beginning of period	725,281	709,204	727,468	731,426
Stock awards exercised or vested	(856)	1,043	(9,891)	(1,031)
Stock-based compensation	5,766	5,501	12,614	11,603
Capped calls related to the issuance of convertible notes, net of tax	—	—	—	(26,250)
Balance, end of period	730,191	715,748	730,191	715,748
Retained earnings
Balance, beginning of period	791,859	693,766	771,351	680,701
Net income	31,246	23,971	51,754	37,036
Balance, end of period	823,105	717,737	823,105	717,737
Accumulated other comprehensive income
Balance, beginning of period	7,871	14,966	20,223	5,329
Other comprehensive income (loss)	(7,257)	(2,796)	(19,609)	6,841
Balance, end of period	614	12,170	614	12,170

Total stockholders’ equity, ending balance	$1,553,910	$1,445,655	$1,553,910	$1,445,655
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
The second quarter and first six months of 2024 ended on June 28, 2024 and consisted of 91 days and 180 days, respectively. The second quarter and first six months of 2023 ended on June 30, 2023 and consisted of 91 days and 181 days, respectively.
Factoring Arrangements
The Company has receivable factoring arrangements, pursuant to which certain receivables may be sold on a non-recourse basis to financial institutions. Transactions under the receivables factoring arrangements are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these arrangements, the Company does not maintain any beneficial interest in the receivables sold. Once sold, the receivables are no longer available to satisfy creditors in the event of bankruptcy. Sale proceeds are reflected in Cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows. Factoring fees are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the six months ended June 28, 2024 and June 30, 2023, the Company sold accounts receivable of $116.8 million and $50.3 million, respectively. During the three and six months ended June 28, 2024, the Company recorded factoring fees of $0.4 million and $0.8 million, respectively. Factoring fees were $0.4 million for the three and six months ended June 30, 2023.
Supplier Financing Arrangements
The Company utilizes supplier financing arrangements with financial institutions to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale of, and are accounted for as a reduction to, accounts receivable. The agreements transfer control and risk related to the receivables to the financial institutions. The Company has no continuing involvement in the transferred receivables subsequent to the sale. Fees for supplier financing arrangements are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the six months ended June 28, 2024 and June 30, 2023, the Company sold and de-recognized accounts receivable and collected cash of $76.2 million and $64.0 million, respectively. The Company recorded costs associated with the supplier financing arrangements of $0.6 million and $1.1 million, respectively, for the three and six months ended June 28, 2024, compared to $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2023.

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
The Company has preliminarily estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition. The determination of estimated fair value required management to make significant estimates and assumptions based on information that was available at the time that the Condensed Consolidated Financial Statements were prepared. The amounts reported are considered preliminary as the Company is completing the valuations that are required to allocate the purchase price in areas such as property and equipment, intangible assets, liabilities and goodwill. As a result, the preliminary allocation of the purchase price may change in the future, including in ways which could be material.
The total consideration transferred was $142.3 million, including contingent consideration, working capital and other purchase price adjustments. The Company recorded contingent consideration with an estimated acquisition date fair value of $3.6 million, representing the Company’s obligation, under the purchase agreement, to make an additional payment of up to $20.0 million based on a specified revenue growth milestone being met in 2025. During the first six months of 2024, the Company recorded measurement period adjustments, inclusive of working capital and other closing adjustments, resulting in decreases to goodwill and current liabilities. The measurement period adjustments recorded during the first six months of 2024 were not material.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired
Current assets (excluding inventory)	$7,456
Inventory	8,612
Property, plant and equipment	25,950
Goodwill	38,058
Definite-lived intangible assets	64,000
Finance lease assets	7,964
Current liabilities	(1,760)
Finance lease liabilities	(7,936)
Fair value of net assets acquired	$142,344
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
Property, Plant and Equipment
The fair value of Property, Plant and Equipment acquired was estimated by applying the cost approach for personal property and leasehold improvements. The cost approach was applied by developing a replacement cost and adjusting for economic depreciation and obsolescence.
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
The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. From the date of acquisition through the quarter ended June 28, 2024, the Company recorded measurement period adjustments to update the allocation of the purchase price to certain current assets and, based on analysis of information as of the acquisition date, reduced goodwill by $2.2 million. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed (in thousands):

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
$9,200

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(2.)    BUSINESS ACQUISITIONS (Continued)
Actual and Pro Forma disclosures
The following table presents (in thousands) pro forma results of operations for the three and six months ended June 30, 2023 as if Pulse and InNeuroCo had been included in the Company’s financial results as of the beginning of fiscal year 2023. The pro forma results include the historical results of operations of the Company, Pulse and InNeuroCo, as well as adjustments for additional amortization of the assets acquired, additional interest expense related to the financing of the transactions and other transactional adjustments. The pro forma results do not include efficiencies, cost reductions or synergies expected to result from the acquisitions. These pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Sales	$415,836	$811,346
Net income	21,337	28,005
The results of operations from the Pulse acquisition have been included in the Company’s Medical segment since the acquisition date. From the date of acquisition through three and six months ended June 28, 2024, sales related to Pulse were $10.5 million and $21.1 million, respectively, and earnings were not material.
Acquisition costs
During the three and six months ended June 28, 2024, direct costs of the Pulse and InNeuroCo acquisitions of $0.1 million and $5.7 million, respectively, were expensed as incurred and included in Restructuring and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income. There were no direct costs incurred for these acquisitions during the three and six months ended June 30, 2023.
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	June 28, 2024	June 30, 2023
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$11,791	$9,059
Supplemental lease disclosures:
Assets acquired under operating leases	4,104	912
Assets acquired under finance leases	5,862	331
(4.)    INVENTORIES
Inventories comprise the following (in thousands):

	June 28, 2024	December 31, 2023
Raw materials	$124,509	$115,887
Work-in-process	131,822	106,032
Finished goods	16,004	17,797
Total	$272,335	$239,716

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the six months ended June 28, 2024 were as follows (in thousands):

	Medical	Non- Medical	Total
December 31, 2023	$994,007	$17,000	$1,011,007
Pulse acquisition (Note 2)	38,094	—	38,094
Acquisition-related adjustments (Note 2)	(36)		(36)
Foreign currency translation	(6,882)	—	(6,882)
June 28, 2024	$1,025,183	$17,000	$1,042,183
As of December 31, 2023, the fair value of the Non-Medical reporting unit did not significantly exceed its carrying value. The Company has continued, and will continue, to monitor the performance of the Non-Medical reporting unit, as benchmarked against its long-term financial plan, and evaluate industry and Company-specific circumstances which affect the financial results of this reporting unit. At June 28, 2024, the Company concluded that no events or changes in circumstances have occurred which would indicate that the fair value of the Non-Medical reporting unit has more likely than not been reduced below its carrying amount.
The long-term financial plan for the Non-Medical reporting unit, which underlies the above conclusion, contains numerous assumptions including, but not limited to: macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of the reporting unit. If the Non-Medical reporting unit does not achieve the financial performance that the Company expects, it is reasonably possible that an impairment of goodwill may result in future periods.
Intangible Assets
See Note 2, “Business Acquisitions” for additional details regarding intangible assets acquired during 2024. Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 28, 2024
Definite-lived:
Purchased technology and patents	$304,657	$(202,854)	$101,803
Customer lists	877,757	(269,481)	608,276
Amortizing tradenames and other	20,446	(7,086)	13,360
Total amortizing intangible assets	$1,202,860	$(479,421)	$723,439
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2023
Definite-lived:
Purchased technology and patents	$291,142	$(196,388)	$94,754
Customer lists	837,453	(253,267)	584,186
Amortizing tradenames and other	21,035	(7,117)	13,918
Total amortizing intangible assets	$1,149,630	$(456,772)	$692,858
Indefinite-lived:
Trademarks and tradenames			$90,288

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Cost of sales	$3,707	$4,037	$8,056	$8,014
Selling, general and administrative expenses	9,991	9,070	19,079	18,017
Total intangible asset amortization expense	$13,698	$13,107	$27,135	$26,031
Estimated future intangible asset amortization expense based on the carrying value as of June 28, 2024 is as follows (in thousands):

	Remainder of 2024	2025	2026	2027	2028	After 2028
Amortization Expense	$27,739	$54,052	$53,330	$51,838	$50,032	$486,448
(6.)     DEBT
Long-term debt comprises the following (in thousands):

	June 28, 2024			December 31, 2023
	Principal Amount	UnamortizedDiscounts and Issuance Costs	Net Carrying Amount	Principal Amount	UnamortizedDiscounts and Issuance Costs	Net Carrying Amount
Senior Secured Credit Facilities:
Revolving credit facilities	$256,000	$—	$256,000	$99,000	$—	$99,000
Term loan A	375,000	(1,498)	373,502	375,000	(1,687)	373,313
2028 Convertible Notes	500,000	(10,973)	489,027	500,000	(12,388)	487,612
Total	$1,131,000	$(12,471)	$1,118,529	$974,000	$(14,075)	$959,925
Current portion of long-term debt			—			—
Long-term debt			$1,118,529			$959,925
In September 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), governing the Company’s senior secured credit facilities (the “Senior Secured Credit Facilities”). In February 2023, the Company issued $500 million aggregate principal amount of 2.125% Convertible Senior Notes due in 2028 (the “2028 Convertible Notes”). For additional details about the Senior Secured Credit Facilities, the 2028 Convertible Notes and the Capped Call Transactions as defined below, refer to Note 8, “Debt” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Third Amendment to the 2021 Credit Agreement
On July 1, 2024, the Company entered into a third amendment (the “Third Amendment”) to the 2021 Credit Agreement. The Third Amendment amended the terms of the 2021 Credit Agreement to increase the maximum borrowing capacity of the Company under the Revolving Credit Facility pursuant to the 2021 Credit Agreement by $300 million from $500 million to $800 million. All other terms of the 2021 Credit Agreement remain unchanged.
Senior Secured Credit Facilities
As of June 28, 2024, the Company maintained Senior Secured Credit Facilities consisting of a five-year $500 million revolving credit facility (the “Revolving Credit Facility”) and a five-year “term A” loan (the “TLA Facility”).

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6.)     DEBT (Continued)
Revolving Credit Facility
The Revolving Credit Facility matures on February 15, 2028. As of June 28, 2024, the Company had available borrowing capacity on the Revolving Credit Facility of $240.5 million after giving effect to $256.0 million of outstanding borrowings and $3.5 million of outstanding standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at a rate based on the secured overnight financing rate for the applicable interest period plus an adjustment of 0.10% per annum, in relation to any loan in U.S. dollars, and the Euro Interbank Offered Rate, in relation to any loan in Euros, plus a margin based on the Company’s Secured Net Leverage Ratio (as defined in the 2021 Credit Agreement). In addition, the Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which ranges between 0.15% and 0.25%, depending on the Company’s Secured Net Leverage Ratio. As of June 28, 2024, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 6.94% and the commitment fee on the unused portion of the Revolving Credit Facility was 0.18%.
TLA Facility
The TLA Facility matures on February 15, 2028, and requires quarterly installments. The quarterly principal installments under the TLA Facility increase over the term of the loan. During 2023, the Company prepaid the contractual amounts due on the TLA Facility through the second quarter of 2025. The interest rate terms for the TLA Facility are the same as those described above for the Revolving Credit Facility borrowings in U.S. dollars. As of June 28, 2024, the interest rate on the TLA Facility was 6.94%.
Covenants
The 2021 Credit Agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require the Company to not exceed a specified maximum Total Net Leverage Ratio (as defined in the 2021 Credit Agreement) and an interest coverage ratio as of the end of each fiscal quarter. As of June 28, 2024, the Company was in compliance with these financial covenants.
Contractual principal maturities under the Senior Secured Credit Facilities as of June 28, 2024, are as follows (in thousands):

	Remainder of 2024	2025	2026	2027	2028
Future minimum principal payments	$—	$10,000	$27,500	$30,000	$563,500
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
As of June 28, 2024, the conditions allowing holders of the 2028 Convertible Notes to convert had been met and, therefore, the 2028 Convertible Notes became eligible for conversion at the option of the holders beginning on July 1, 2024 and ending at the close of business on September 30, 2024. Any determination regarding the convertibility of the 2028 Convertible Notes during future periods will be made in accordance with the terms of the indenture governing the 2028 Convertible Notes. If a conversion request occurs, the Company has the intent and ability to refinance the amounts that may become due with respect to the 2028 Convertible Notes using the available borrowing capacity under the Revolving Credit Facility after entry into the Third Amendment to the 2021 Credit Agreement on July 1, 2024. As such, these obligations with respect to the 2028 Convertible Notes continue to be classified as a long-term liability on the Condensed Consolidated Balance Sheet at June 28, 2024.
The 2028 Convertible Notes are accounted for as a single liability measured at amortized cost. The discount and issuance costs related to the 2028 Convertible Notes are being amortized to interest expense over the contractual term of the 2028 Convertible Notes at an effective interest rate of 2.76%.
Capped Call Transactions
In connection with the issuance of the 2028 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions. The Capped Calls are expected generally to reduce the potential dilution to the Company’s common stock in connection with any conversion of the 2028 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2028 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap based on the strike price of written warrants. The initial upper strike price of the Capped Calls is $108.59 per share and is subject to certain adjustments under the terms of the Capped Calls.

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
Stock-based Compensation Expense
The classification of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Cost of sales	$823	$1,155	$2,084	$2,262
Selling, general and administrative	4,696	4,085	9,812	8,550
Research, development and engineering	232	259	683	728
Restructuring and other charges	15	2	35	63
Total stock-based compensation expense	$5,766	$5,501	$12,614	$11,603
Stock Options
The following table summarizes the Company’s stock option activity for the six month period ended June 28, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2023	158,089	$40.35
Exercised	(16,621)	44.65
Outstanding and exercisable at June 28, 2024	141,468	$39.84	2.5	$10.7
Time-Based Restricted Stock Units
Most RSUs granted to employees during the six months ended June 28, 2024 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. RSUs are issued to members of the Board as a portion of their annual retainer and vest quarterly over a period of one year. The grant-date fair value of all RSUs is equal to the closing market price of Integer common stock on the date of grant.
The following table summarizes RSU activity for the six month period ended June 28, 2024:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	349,755	$76.63
Granted	141,946	106.98
Vested	(143,773)	79.08
Forfeited	(22,626)	82.50
Nonvested at June 28, 2024	325,302	$88.38

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
The following table summarizes PRSU activity for the six month period ended June 28, 2024:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	275,503	$84.57
Granted	78,246	110.54
Performance adjustment(a)	111,590	93.38
Vested	(223,180)	93.38
Forfeited	(3,786)	83.02
Nonvested at June 28, 2024	238,373	$89.00
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

	Six Months Ended
	June 28, 2024	June 30, 2023
Weighted average fair value	$117.96	$74.29
Risk-free interest rate	4.13%	3.79%
Expected volatility	34%	46%
Expected life (in years)	3.0	3.0
Expected dividend yield	—%	—%
The valuation of the market-based PRSUs granted during 2024 and 2023 also reflects a weighted average illiquidity discount of 8.00% and 11.23%, respectively, related to the six-month period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(8.)     RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Restructuring charges	$1,103	$936	$2,531	$2,000
Acquisition and integration costs	1,056	556	7,391	938
Other general expenses	(1,173)	26	(1,055)	109
Total restructuring and other charges	$986	$1,518	$8,867	$3,047
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
The following table comprises restructuring and restructuring-related charges by classification in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Restructuring charges:
Restructuring and other charges	$1,103	$936	$2,531	$2,000
Restructuring-related expenses(a):
Cost of sales	391	516	730	693
Selling, general and administrative	515	1,346	652	1,587
Research, development and engineering	168	318	169	641
Total restructuring and restructuring-related charges	$2,177	$3,116	$4,082	$4,921
__________
(a) Restructuring-related expenses primarily include retention bonuses, consulting expenses and professional fees.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(8.)     RESTRUCTURING AND OTHER CHARGES (Continued)
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence	Strategic reorganization and alignment	Manufacturing alignment to support growth	Total
December 31, 2023	$21	$125	$1,290	$1,436
Charges incurred, net of reversals	1,104	181	1,246	2,531
Cash payments	(969)	(248)	(2,171)	(3,388)
Non-cash adjustments	—	—	(339)	(339)
June 28, 2024	$156	$58	$26	$240
Acquisition and integration costs
Acquisition and integration costs primarily consist of professional fees and other costs related to business acquisitions. During the six months ended June 28, 2024, acquisition and integration costs primarily related to the Pulse and InNeuroCo acquisitions. During the six months ended June 30, 2023, acquisition and integration costs primarily related to the Aran and Oscor acquisitions. Acquisition and integration costs for the six months ended June 30, 2023 included a benefit of $0.3 million to adjust the fair value of acquisition-related contingent consideration liabilities. See Note 13, “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
Other general expenses
During the six months ended June 28, 2024 and June 30, 2023, the Company recorded expenses related to other initiatives not described above, which primarily include gains and losses in connection with the disposal of property, plant and equipment. In addition, during the second quarter of 2024 the Company recorded $1.2 million of loss recoveries relating to property damage which occurred in the fourth quarter of 2023 at one of its manufacturing facilities.

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
The Company’s effective tax rate for the second quarter of 2024 was 21.9% on $40.0 million of income before taxes compared to 19.8% on $29.9 million of income before taxes for the same period in 2023. The Company’s effective tax rate for the six months ended June 28, 2024 was 20.1% on $64.8 million of income before taxes compared to 19.3% on $45.9 million of income before taxes for the same period of 2023. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the second quarter and first six months of 2024 and 2023 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S. federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the Foreign Derived Intangible Income (“FDII”) deduction, the availability of tax credits and the recognition of certain discrete tax items.
For the second quarter and first six months of 2024, the Company recorded discrete tax expense of $0.5 million and a discrete tax benefit of $0.3 million, respectively. The discrete tax expense for the second quarter of 2024 relates predominately to unfavorable return to provision adjustments attributable to certain foreign tax returns filed during the quarter. The net discrete tax benefit recorded for the six months of 2024 includes discrete tax amounts for the first quarter of 2024 predominately related to excess tax benefits, net of deductibility limitations, recognized upon vesting of RSUs. For the second quarter and first six months of 2023, the Company recorded discrete tax expense of $0.4 million and $0.5 million, respectively. The discrete tax expense for the second quarter and the six months of 2023 predominately related to unfavorable return to provision adjustments attributable to certain foreign tax returns filed during the quarter. The remainder of the discrete tax amounts relate predominately to excess tax benefits recognized upon vesting of RSUs during those periods partially offset by tax expense from shortfalls recorded for the forfeiture of certain PRSUs.
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
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of June 28, 2024, the Company had unrecognized tax benefits of approximately $6.5 million, substantially all of which would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized. As of June 28, 2024, the Company believes it is reasonably possible that a reduction of approximately $0.5 million of the balance of unrecognized tax benefits may occur within the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(11.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Numerator for basic and diluted EPS:
Net income	$31,246	$23,971	$51,754	$37,036

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	33,600	33,312	33,540	33,285
Dilutive effect of share-based awards	476	374	481	346
Dilutive impact of convertible notes	1,453	—	1,243	—
Weighted average shares outstanding - Diluted	35,529	33,686	35,264	33,631

Basic EPS	$0.93	$0.72	$1.54	$1.11
Diluted EPS	$0.88	$0.71	$1.47	$1.10
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
RSUs	3	—	2	2
PRSUs	41	83	41	108
The dilutive effect for the Company's 2028 Convertible Notes is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the 2028 Convertible Notes, to settle the principal amount of the 2028 Convertible Notes in cash and may elect to settle the remaining conversion obligation (the in-the-money portion) in cash, shares of the Company's common stock, or a combination thereof. Because the principal amount of the 2028 Convertible Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the 2028 Convertible Notes. During the three and six months ended June 30, 2023, the potential conversion of the 2028 Convertible Notes was not included in the diluted earnings per share calculation because the conversion feature in the 2028 Convertible Notes was out of the money and all associated shares were antidilutive.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(12.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of common stock issued and outstanding for the six month periods ended June 28, 2024 and June 30, 2023:

	Six Months Ended
	June 28, 2024	June 30, 2023
Shares outstanding at beginning of period	33,329,648	33,169,778
Stock options exercised	16,621	58,413
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	184,910	79,889
Shares outstanding at end of period	33,531,179	33,308,080
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (“AOCI”) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
March 29, 2024	$(28)	$3,528	$5,091	$8,591	$(720)	$7,871
Unrealized loss on cash flow hedges	—	(3,797)	—	(3,797)	797	(3,000)
Realized gain on foreign currency hedges	—	(439)	—	(439)	93	(346)
Foreign currency translation loss	—	—	(3,911)	(3,911)	—	(3,911)
June 28, 2024	$(28)	$(708)	$1,180	$444	$170	$614

December 31, 2023	$(28)	$2,153	$18,529	$20,654	$(431)	$20,223
Unrealized loss on cash flow hedges	—	(1,991)	—	(1,991)	418	(1,573)
Realized gain on foreign currency hedges	—	(870)	—	(870)	183	(687)
Foreign currency translation loss	—	—	(17,349)	(17,349)	—	(17,349)
June 28, 2024	$(28)	$(708)	$1,180	$444	$170	$614

March 31, 2023	$(346)	$3,927	$12,075	$15,656	$(690)	$14,966
Unrealized gain on cash flow hedges	—	2,126	—	2,126	(447)	1,679
Realized gain on foreign currency hedges	—	(1,318)	—	(1,318)	277	(1,041)
Realized gain on interest rate swap hedge	—	(675)	—	(675)	142	(533)
Foreign currency translation loss	—	—	(2,901)	(2,901)	—	(2,901)
June 30, 2023	$(346)	$4,060	$9,174	$12,888	$(718)	$12,170

December 31, 2022	$(346)	$1,760	$4,150	$5,564	$(235)	$5,329
Unrealized gain on cash flow hedges	—	5,572	—	5,572	(1,170)	4,402
Realized gain on foreign currency hedges	—	(2,010)	—	(2,010)	422	(1,588)
Realized gain on interest rate swap hedge	—	(1,262)	—	(1,262)	265	(997)
Foreign currency translation gain	—	—	5,024	5,024	—	5,024
June 30, 2023	$(346)	$4,060	$9,174	$12,888	$(718)	$12,170

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 28, 2024
Assets: Foreign currency hedging contracts	$313	$—	$313	$—
Liabilities: Foreign currency hedging contracts	1,021	—	1,021	—
Liabilities: Contingent consideration	4,454	—	—	4,454

December 31, 2023
Assets: Foreign currency hedging contracts	$2,153	$—	$2,153	$—
Liabilities: Contingent consideration	876	—	—	876

Derivatives Designated as Hedging Instruments
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges.
Information regarding outstanding foreign currency forward contracts as of June 28, 2024 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$25,911	Dec 2024	1.0807	Euro	$(99)	Accrued expenses and other current liabilities
10,004	Dec 2024	0.0246	UYU Peso	286	Prepaid expenses and other current assets
46,418	Jun 2025	0.0542	MXN Peso	$(922)	Accrued expenses and other current liabilities
8,655	Dec 2025	0.0506	MXN Peso	27	Other long-term assets
Information regarding outstanding foreign currency forward contracts as of December 31, 2023 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$51,389	Dec 2024	1.0831	Euro	$1,389	Prepaid expenses and other current assets
19,392	Dec 2024	0.0566	MXN Peso	182	Prepaid expenses and other current assets
19,201	Dec 2024	0.0248	UYU Peso	582	Prepaid expenses and other current assets

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following tables present the effect of cash flow hedge derivative instruments on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 28, 2024 and June 30, 2023 (in thousands):

	Three Months Ended
	June 28, 2024		June 30, 2023
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$436,202	$(76)	$400,044	$(83)
Cost of sales	316,809	449	294,240	1,384
Operating expenses	64,207	66	64,228	17
Interest expense	15,278	—	11,459	675

	Six Months Ended
	June 28, 2024		June 30, 2023
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$851,007	$(66)	$778,829	$(134)
Cost of sales	621,774	806	576,352	2,092
Operating expenses	134,770	130	126,735	52
Interest expense	29,949	—	28,713	1,262

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income	Three Months Ended
	June 28, 2024	June 30, 2023		June 28, 2024	June 30, 2023
Interest rate swap	$—	$6	Interest expense	$—	$675
Foreign exchange contracts	(295)	364	Sales	(76)	(83)
Foreign exchange contracts	(3,209)	1,739	Cost of sales	449	1,384
Foreign exchange contracts	(293)	17	Operating expenses	66	17

	Six Months Ended		Location in Statements of Operations and Comprehensive Income	Six Months Ended
	June 28, 2024	June 30, 2023		June 28, 2024	June 30, 2023
Interest rate swap	$—	$—	Interest expense	$—	$1,262
Foreign exchange contracts	(1,554)	513	Sales	(66)	(134)
Foreign exchange contracts	(493)	5,014	Cost of sales	806	2,092
Foreign exchange contracts	56	45	Operating expenses	130	52
The Company expects to reclassify net losses totaling $0.7 million related to its cash flow hedges from AOCI into earnings during the next twelve months.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At June 28, 2024 and December 31, 2023, the Company had total gross notional amounts of $25.0 million and $23.0 million, respectively, of foreign currency contracts outstanding that were not designated as hedges. The fair value of derivatives not designated as hedges was not material for any period presented. Gains/losses on foreign currency contracts not designated as hedging instruments are included in Other (gain) loss, net on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company recorded net losses of $0.3 million and $1.2 million, respectively, for the three and six months ended June 28, 2024, compared to net losses of approximately $0.1 million for the three and six months ended June 30, 2023. Each of the foreign currency contracts not designated as hedging instruments will have approximately offsetting effects from the underlying intercompany loans subject to foreign exchange remeasurement.
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three and six months ended June 28, 2024 and June 30, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Fair value measurement at beginning of period	$4,454	$11,732	$876	$11,756
Amount recorded for current year acquisitions	—	—	3,578	—
Fair value measurement adjustment	—	—	—	(265)
Payments	—	(11,177)	—	(11,177)
Foreign currency translation	—	—	—	241
Fair value measurement at end of period	$4,454	$555	$4,454	$555
The contingent consideration at June 28, 2024 is the estimated fair value of the Company’s remaining obligations, under the purchase agreements for Pulse and InNeuroCo, to make additional payments if certain revenue goals are met. As of June 28, 2024 and December 31, 2023, the contingent consideration liability of $4.5 million and $0.9 million, respectively, was non-current and included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.
On January 5, 2024, the Company acquired 100% of the outstanding capital stock of Pulse. The fair value of the contingent consideration liability relating to the acquisition of Pulse was $3.6 million at the date of acquisition and at June 28, 2024. See Note 2, “Business Acquisitions,” for additional information about the Pulse acquisition and related contingent consideration.
Effective as of October 1, 2023, the Company acquired certain assets and assumed certain liabilities of InNeuroCo. The fair value of the contingent consideration liability relating to the InNeuroCo acquisition was $0.9 million at the date of acquisition and at June 28, 2024. See Note 2, “Business Acquisitions,” for additional information about the InNeuroCo acquisition and related contingent consideration.
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
As of June 28, 2024 and December 31, 2023, the estimated fair value of the 2028 Convertible Notes was approximately $711 million and $635 million, respectively. The estimated fair value of the 2028 Convertible Notes was determined through consideration of quoted market prices. The fair value of the 2028 Convertible Notes is categorized in Level 2 of the fair value hierarchy.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Equity Investments
The Company holds long-term, strategic investments in companies to promote business and strategic objectives. These investments are included in Other long-term assets on the Condensed Consolidated Balance Sheets.
Equity investments comprise the following (in thousands):

	June 28, 2024	December 31, 2023
Equity method investment	$8,900	$7,771
Non-marketable equity securities	427	427
Total equity investments	$9,327	$8,198
The components of (Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Equity method investment (gain) loss	$7	$(134)	$(1,129)	$21
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of June 28, 2024, the Company owned 7.3% of this fund.

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
The following table presents sales by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Segment sales by product line:
Medical
Cardio & Vascular	$231,335	$208,494	$453,171	$399,697
Cardiac Rhythm Management & Neuromodulation	167,635	153,411	323,892	298,550
Advanced Surgical, Orthopedics & Portable Medical	28,408	27,206	57,529	55,130
Total Medical	427,378	389,111	834,592	753,377
Non-Medical	8,824	10,933	16,415	25,452
Total sales	$436,202	$400,044	$851,007	$778,829
The following table presents income for the Company’s reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Segment income:
Medical	$81,410	$68,497	$153,763	$123,303
Non-Medical	508	278	807	4,304
Total segment income	81,918	68,775	154,570	127,607
Unallocated operating expenses	(26,732)	(27,199)	(60,107)	(51,865)
Operating income	55,186	41,576	94,463	75,742
Unallocated expenses, net	(15,158)	(11,684)	(29,700)	(29,853)
Income before taxes	$40,028	$29,892	$64,763	$45,889

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
Revenue recognized from products and services transferred to customers over time represented 32% and 33%, respectively, of total revenue for the three and six months ended June 28, 2024, compared to 27% for the three and six months ended June 30, 2023. Substantially all of the revenue recognized from products and services transferred to customers over time during the periods presented was within the Medical segment.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended
	June 28, 2024		June 30, 2023
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	17%	*	17%	*
Customer B	16%	*	17%	*
Customer C	14%	*	13%	*
Customer D	*	22%	*	20%
Customer E	*	10%	*	*
Customer F	*	12%	*	*
All other customers	53%	56%	53%	80%

	Six Months Ended
	June 28, 2024		June 30, 2023
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	17%	*	18%	*
Customer B	15%	*	17%	*
Customer C	14%	*	13%	*
Customer D	*	20%	*	21%
Customer E	*	12%	*	*
Customer F	*	10%	*	*
All other customers	54%	58%	52%	79%
__________
* Less than 10% of segment’s total revenues for the period.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(15.)    REVENUE FROM CONTRACTS WITH CUSTOMERS
The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped.

	Three Months Ended
	June 28, 2024		June 30, 2023
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	56%	59%	54%	64%
Canada	*	*	*	12%
All other countries	44%	41%	46%	24%

	Six Months Ended
	June 28, 2024		June 30, 2023
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	57%	58%	54%	62%
Canada	*	11%	*	11%
United Kingdom	*	11%	*	*
All other countries	43%	20%	46%	27%
__________
* Less than 10% of segment’s total revenues for the period.
Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	June 28, 2024	December 31, 2023
Contract assets	$97,212	$85,871
Contract liabilities	5,066	6,142
During the three and six months ended June 28, 2024, the Company recognized $1.3 million and $2.8 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2023. During the three and six months ended June 30, 2023, the Company recognized $1.3 million and $2.7 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2022.

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
•our ability to refinance amounts that may become due upon a request for conversion of the 2028 Convertible Notes;
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
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
The second quarter and first six months of 2024 ended on June 28, 2024 and consisted of 91 days and 180 days, respectively. The second quarter and first six months of 2023 ended on June 30, 2023 and consisted of 91 days and 181 days, respectively.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Financial Overview
Net income for the second quarter and first six months of 2024 was $31.2 million, or $0.88 per diluted share, and $51.8 million, or $1.47 per diluted share, respectively, compared to $24.0 million, or $0.71 per diluted share, and $37.0 million, or $1.10 per diluted share for the second quarter and first six months of 2023, respectively. These variances are primarily the result of the following:
•Sales for the second quarter and first six months of 2024 increased $36.2 million and $72.2 million, respectively, when compared to the same periods in 2023, driven by our Medical product lines with strong demand, new product ramps, growth from emerging customers with PMA (premarket approval) products and contributions from our recent acquisitions.
•Gross profit for the second quarter and first six months of 2024 increased $13.6 million and $26.8 million, respectively, primarily from higher sales volume leverage, efficiencies gained from the continued improvement in the supply chain and contributions from our recent acquisitions.
•Operating expenses for the second quarter of 2024 were flat compared to the second quarter of 2023 and increased $8.0 million for the first six months of 2024 when compared to the same period in 2023, primarily due to higher SG&A and acquisition and integration costs, partially offset by lower RD&E costs.
•Interest expense for the second quarter and first six months of 2024 increased $3.8 million and $1.2 million, respectively, compared to the same periods in 2023, primarily due to higher average debt outstanding, partially offset by a decrease in losses from extinguishment of debt.
•During the first six months of 2024, we recognized gains on equity investments of $1.1 million, compared to negligible losses for the first six months of 2023. Gains and losses on equity investments are generally unpredictable in nature.
•Other (gain) loss, net for the second quarter and first six months of 2024 were net gains of $0.1 million and net losses of $0.9 million, respectively, compared to losses of $0.4 million and $1.1 million, respectively, for the second quarter and first six months of 2023, primarily due to fluctuations in foreign currency gains and losses in the respective periods.
•We recorded provisions for income taxes for the second quarter and first six months of 2024 of $8.8 million and $13.0 million, respectively, compared with provisions for income taxes of $5.9 million and $8.9 million, respectively, for the second quarter and first six months of 2023. The changes in income tax expense were primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	June 28,	June 30,	Change
	2024	2023	$	%
Medical Sales:
Cardio & Vascular	$231,335	$208,494	$22,841	11.0%
Cardiac Rhythm Management & Neuromodulation	167,635	153,411	14,224	9.3%
Advanced Surgical, Orthopedics & Portable Medical	28,408	27,206	1,202	4.4%
Total Medical Sales	427,378	389,111	38,267	9.8%
Non-Medical	8,824	10,933	(2,109)	(19.3)%
Total sales	436,202	400,044	36,158	9.0%
Cost of sales	316,809	294,240	22,569	7.7%
Gross profit	119,393	105,804	13,589	12.8%
Gross profit as a % of sales	27.4%	26.4%
Operating expenses:
Selling, general and administrative (“SG&A”)	47,117	45,827	1,290	2.8%
SG&A as a % of sales	10.8%	11.5%
Research, development and engineering (“RD&E”)	16,104	16,883	(779)	(4.6)%
RD&E as a % of sales	3.7%	4.2%
Restructuring and other charges	986	1,518	(532)	(35.0)%
Total operating expenses	64,207	64,228	(21)	—%
Operating income	55,186	41,576	13,610	32.7%
Operating expense as a % of sales	14.7%	16.1%
Operating income as a % of sales	12.7%	10.4%
Interest expense	15,278	11,459	3,819	33.3%
(Gain) loss on equity investments	7	(134)	141	(105.2)%
Other (gain) loss, net	(127)	359	(486)	(135.4)%
Income before taxes	40,028	29,892	10,136	33.9%
Provision for income taxes	8,782	5,921	2,861	48.3%
Effective tax rate	21.9%	19.8%
Net income	$31,246	$23,971	$7,275	30.3%
Net income as a % of sales	7.2%	6.0%
Diluted earnings per share	$0.88	$0.71	$0.17	23.9%

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six Months Ended
	June 28,	June 30,	Change
	2024	2023	$	%
Medical Sales:
Cardio & Vascular	$453,171	$399,697	$53,474	13.4%
Cardiac Rhythm Management & Neuromodulation	323,892	298,550	25,342	8.5%
Advanced Surgical, Orthopedics & Portable Medical	57,529	55,130	2,399	4.4%
Total Medical Sales	834,592	753,377	81,215	10.8%
Non-Medical	16,415	25,452	(9,037)	(35.5)%
Total Sales	851,007	778,829	72,178	9.3%
Cost of sales	621,774	576,352	45,422	7.9%
Gross profit	229,233	202,477	26,756	13.2%
Gross profit as a % of sales	26.9%	26.0%
Operating expenses:
SG&A	94,046	87,713	6,333	7.2%
SG&A as a % of sales	11.1%	11.3%
RD&E	31,857	35,975	(4,118)	(11.4)%
RD&E as a % of sales	3.7%	4.6%
Restructuring and other charges	8,867	3,047	5,820	191.0%
Total operating expenses	134,770	126,735	8,035	6.3%
Operating income	94,463	75,742	18,721	24.7%
Operating expense as a % of sales	15.8%	16.3%
Operating income as a % of sales	11.1%	9.7%
Interest expense	29,949	28,713	1,236	4.3%
(Gain) loss on equity investments	(1,129)	21	(1,150)	NM
Other (gain) loss, net	880	1,119	(239)	(21.4)%
Income before taxes	64,763	45,889	18,874	41.1%
Provision for income taxes	13,009	8,853	4,156	46.9%
Effective tax rate	20.1%	19.3%
Net income	$51,754	$37,036	$14,718	39.7%
Net income as a % of sales	6.1%	4.8%
Diluted earnings per share	$1.47	$1.10	$0.37	33.6%
NM - Calculated change not meaningful.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales
For the second quarter and first six months of 2024, Cardio & Vascular (“C&V”) sales increased $22.8 million, or 11%, and $53.5 million, or 13%, respectively, versus the comparable 2023 periods. The increase in C&V sales was driven by continued strong demand across most markets, new product ramps in electrophysiology and structural heart, and the InNeuroCo and Pulse acquisitions. C&V sales for the second quarter and first six months of 2024 included $14.2 million and $26.9 million, respectively, of sales from the recent Pulse and InNeuroCo acquisitions. Foreign currency exchange rate fluctuations did not have a material impact on C&V sales during the second quarter and first six months of 2024 in comparison to 2023.
For the second quarter and first six months of 2024, Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales increased $14.2 million, or 9%, and $25.3 million, or 8%, respectively, versus the comparable 2023 periods, driven by strong growth in emerging neuromodulation customers with PMA (premarket approval) products. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales during the second quarter and first six months of 2024 in comparison to 2023.
Advanced Surgical, Orthopedic & Portable Medical (“AS&O”) sales for the second quarter and first six months of 2024 increased $1.2 million, or 4%, and $2.4 million, or 4%, respectively, versus the comparable 2023 periods, driven by growth of Advanced Surgical and Orthopedics, partially offset by a decline in Portable Medical from execution of the planned multi-year exit announced in 2022. Foreign currency exchange rate fluctuations did not have a material impact on AS&O sales during the second quarter and first six months of 2024 in comparison to the 2023 periods.
For the second quarter and first six months of 2024, Non-Medical sales decreased $2.1 million, or 19%, and $9.0 million, or 36%, respectively, versus the comparable 2023 periods, returning to a normalized run-rate after previously higher sales from the supply chain recovery. Foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the second quarter and first six months of 2024 in comparison to the 2023 periods.
Gross Profit

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Gross profit (in thousands)	$119,393	$105,804	229,233	202,477
Gross margin	27.4%	26.4%	26.9%	26.0%
Gross margin for the second quarter and first six months of 2024 increased 100 basis points and 90 basis points, respectively, compared to the comparable 2023 periods, primarily driven by higher sales volume leverage and efficiencies realized through our manufacturing excellence initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Three Months Ended
	June 28, 2024	June 30, 2023	Change
Compensation and benefits(a)	$25,188	$25,058	$130
Depreciation and amortization expense(b)	11,450	10,361	1,089
Professional fees	3,675	3,858	(183)
Contract services(c)	3,447	2,852	595
Bank fees and charges(d)	858	797	61
All other SG&A	2,499	2,901	(402)
Total SG&A expense	$47,117	$45,827	$1,290

	Six Months Ended
	June 28, 2024	June 30, 2023	Change
Compensation and benefits(a)	$49,913	$46,647	$3,266
Depreciation and amortization expense(b)	21,964	20,557	1,407
Professional fees	7,564	7,329	235
Contract services(c)	6,899	5,684	1,215
Bank fees and charges(d)	1,690	1,191	499
All other SG&A	6,016	6,305	(289)
Total SG&A expense	$94,046	$87,713	$6,333
__________
(a)Compensation and benefits increased primarily due to annual merit increases and an increase in headcount related to the recent Pulse and InNeuroCo acquisitions.
(b)Depreciation and amortization expense increased due to amortization of customer list intangible assets related to recent acquisitions.
(c)Contract services expense increased primarily due to higher software costs from information technology enhancements.
(d)The increase in bank fees and charges was driven by increased accounts receivable factoring and supplier financing fees primarily due to the launch of accounts receivable factoring arrangements during 2023.
RD&E
RD&E expense for the second quarter and first six months of 2024 was $16.1 million and $31.9 million, respectively, compared to $16.9 million and $36.0 million, respectively, for the second quarter and first six months of 2023. The decreases in RD&E expense during the second quarter and first six months of 2024 compared to the same periods in 2023 were primarily due to lower labor costs and the timing of program milestone achievements for customer funded programs. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

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
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Restructuring charges(a)	$1,103	$936	$2,531	$2,000
Acquisition and integration costs(b)	1,056	556	7,391	938
Other general expenses(c)	(1,173)	26	(1,055)	109
Total restructuring and other charges	$986	$1,518	$8,867	$3,047
__________
(a)Restructuring charges for the first six months of 2024 and 2023 primarily consist of costs associated with our strategic reorganization and alignment and manufacturing alignment to support growth initiatives.
(b)Amounts for the first six months of 2024 primarily include acquisition expenses related to the InNeuroCo and Pulse acquisitions. Amounts for the first six months of 2023 primarily included integration expenses related to the Aran and Oscor acquisitions, partially offset by a benefit of $0.3 million to adjust the fair value of acquisition-related contingent consideration liabilities.
(c)Amounts include gains and losses in connection with the disposal of property, plant and equipment. In addition, during the second quarter of 2024 we recorded $1.2 million of loss recoveries relating to property damage which occurred in the fourth quarter of 2023 at one of our manufacturing facilities.
Refer to Note 8 “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense is as follows (dollars in thousands):

	Three Months Ended
	June 28, 2024		June 30, 2023		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$14,186	4.92%	$11,059	4.33%	$3,127	59
Gain on interest rate swap	—	—	(675)	(0.26)	675	26
Amortization of deferred debt issuance costs and original issue discount	938	0.39	931	0.43	7	(4)
Losses from extinguishment of debt	—	—	38	0.02	(38)	(2)
Interest expense on borrowings	15,124	5.31%	11,353	4.52%	3,771	79
Other interest expense	154		106		48
Total interest expense	$15,278		$11,459		$3,819

	Six Months Ended
	June 28, 2024		June 30, 2023		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$27,780	4.87%	$23,621	4.69%	$4,159	18
Gain on interest rate swap	—	—	(1,262)	(0.25)	1,262	25
Amortization of deferred debt issuance costs and original issue discount	1,869	0.39	1,687	0.41	182	(2)
Losses from extinguishment of debt	—	—	4,431	0.89	(4,431)	(89)
Interest expense on borrowings	29,649	5.26%	28,477	5.74%	1,172	(48)
Other interest expense	300		236		64
Total interest expense	$29,949		$28,713		$1,236
During 2024, contractual interest expense has increased due to higher average debt outstanding. The higher average debt balance outstanding is primarily the result of borrowings on our Revolving Credit Facility to fund the Pulse and InNeuroCo acquisitions.
Other components of interest expense on borrowings include gains on an interest rate swap contract and non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Gain on interest rate swap includes realized gains on an interest rate swap contract which matured as of June 30, 2023. Amortization of deferred debt issuance costs and original issue discount increased during 2024 compared to the same periods in 2023 as a result of higher unamortized balances related to new debt. The losses from extinguishment of debt during the first six months of 2023 were related to prepayments of portions of the TLA Facility and full repayment of our seven-year “term B” loan (the “TLB Facility”) in connection with issuance of the 2028 Convertible Notes.
As of June 28, 2024 and December 31, 2023, approximately 44% and 51%, respectively, of our principal amount of debt are fixed rate borrowings.
See Note 6, “Debt,” of the Notes to the Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Gain) Loss on Equity Investments
(Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Equity method investment (gain) loss	$7	$(134)	$(1,129)	$21
The amounts for both periods in 2024 and 2023 relate to our share of equity method investee (gains) losses including unrealized appreciation/depreciation of the underlying interests of the investee. As of June 28, 2024 and December 31, 2023, the carrying value of our equity investments was $9.3 million and $8.2 million, respectively. See Note 13, “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other (Gain) Loss, Net
Other (gain) loss, net for the second quarter and first six months of 2024 were net gains of $0.1 million and net losses of $0.9 million, respectively, compared to net losses of $0.4 million and $1.1 million for the second quarter and first six months of 2023. Other (gain) loss, net primarily includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits or Dominican peso.
The impact of exchange rates on transactions denominated in foreign currencies included in Other (gain) loss, net for the second quarter and first six months of 2024 were net gains of $0.2 million and net losses of $0.9 million, respectively, compared to losses of $0.4 million and $1.2 million for the second quarter and first six months of 2023, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Provision for Income Taxes
We recognized income tax expense of $8.8 million for the second quarter of 2024 on $40.0 million of income before taxes (effective tax rate of 21.9%), compared to an income tax expense of $5.9 million on $29.9 million of income before taxes (effective tax rate of 19.8%) for the same period of 2023. The income tax expense for the first six months of 2024 was $13.0 million on $64.8 million of income before taxes (effective tax rate of 20.1%), compared to income tax expense of $8.9 million on income before taxes of $45.9 million (effective tax rate of 19.3%) for the same period of 2023. Income tax expense for the second quarter and first six months of 2024 included discrete tax expense of $0.5 million and a discrete tax benefit of $0.3 million, respectively. For the second quarter and first six months of 2023, we recorded discrete tax expense of $0.4 million and $0.5 million, respectively.
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
Liquidity and Capital Resources
Sources of Liquidity

(dollars in thousands)	June 28, 2024	December 31, 2023
Cash and cash equivalents	$34,137	$23,674
Working capital	$470,989	$396,699
Current ratio	3.29	2.80
Cash and cash equivalents at June 28, 2024 increased by $10.5 million from December 31, 2023, primarily as a result of cash generated by operating activities and net borrowings on our Revolving Credit Facility, mostly offset by purchases of property, plant and equipment and cash paid to acquire Pulse.
Working capital increased by $74.3 million from December 31, 2023, or $63.8 million excluding the increase in cash and cash equivalents. The increase in working capital, exclusive of cash and cash equivalents, primarily relates to positive fluctuations in inventory, contract assets and accrued expenses. Inventory increased from higher sales volume and product demand which also contributed to the increase in contract assets. Accrued expenses decreased from payments of accrued profit sharing and bonuses.
At June 28, 2024, $15.1 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
As of June 28, 2024, our capital structure consisted of $1.119 billion of debt, net of deferred debt issuance costs and unamortized discounts and 34 million shares of common stock outstanding. As of June 28, 2024, we had access to $240.5 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit, and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of June 28, 2024, our contractual debt service obligations for the remainder of 2024, consisting of interest on our outstanding debt, are estimated to be approximately $27 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
Refer to Note 6, “Debt” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for information regarding the Third Amendment to the 2021 Credit Agreement, which increased the maximum borrowing capacity under the Revolving Credit Facility by $300 million from $500 million to $800 million. After giving effect to the Third Amendment on July 1, 2024, the available borrowing capacity under the Revolving Credit Facility was in excess of the notional amount of the 2028 Convertible Notes, which became eligible for conversion at the option of the holders beginning on July 1, 2024 and ending at the close of business on September 30, 2024. Any determination regarding the convertibility of the 2028 Convertible Notes during future periods will be made in accordance with the terms of the indenture governing the 2028 Convertible Notes.
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
Credit Facilities and 2028 Convertible Notes
As of June 28, 2024, we had Senior Secured Credit Facilities that consist of a $500 million Revolving Credit Facility, with an outstanding principal balance of $256 million, and a TLA Facility with an outstanding principal balance of $375 million. The Revolving Credit Facility and TLA Facility mature on February 15, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for similar credit facilities.
Refer to Note 6, “Debt” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for information regarding the Third Amendment to the 2021 Credit Agreement, entered into on July 1, 2024, which increased the maximum borrowing capacity under the Revolving Credit Facility by $300 million from $500 million to $800 million.
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
As of June 28, 2024, the conditions allowing holders of the 2028 Convertible Notes to convert had been met and, therefore, the 2028 Convertible Notes became eligible for conversion at the option of the holders beginning on July 1, 2024 and ending at the close of business on September 30, 2024. Any determination regarding the convertibility of the 2028 Convertible Notes during future periods will be made in accordance with the terms of the indenture governing the 2028 Convertible Notes. If a conversion request occurs, we have the intent and ability to refinance the amounts that may become due with respect to the 2028 Convertible Notes using the available borrowing capacity under the Revolving Credit Facility after entry into the Third Amendment to the 2021 Credit Agreement on July 1, 2024. As such, these obligations with respect to the 2028 Convertible Notes continue to be classified as a long-term liability on the Condensed Consolidated Balance Sheet at June 28, 2024.
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following certain qualified acquisitions and (ii) an interest coverage ratio of at least 2.50:1.00. As of June 28, 2024, we were in compliance with these financial covenants. As of June 28, 2024, our Total Net Leverage Ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.7:1.0. For the twelve month period ended June 28, 2024, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 8.0:1.0.

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
Factoring Arrangements
We utilize accounts receivable factoring arrangements with financial institutions to accelerate the timing of cash receipts and enhance our cash position. These arrangements, in all cases, do not contain recourse provisions, which would obligate us in the event of our customers’ failure to pay. During the first six months of 2024, we sold, without recourse, $116.8 million of accounts receivable. We did not utilize receivable factoring arrangements prior to the second quarter of 2023. See Note 1 “Basis of Presentation” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information regarding our factoring arrangements.
Summary of Cash Flow

	Six Months Ended
(in thousands)	June 28, 2024	June 30, 2023
Cash provided by (used in):
Operating activities	$70,474	$62,333
Investing activities	(198,796)	(57,366)
Financing activities	138,768	7,593
Effect of foreign currency exchange rates on cash and cash equivalents	17	1,783
Net change in cash and cash equivalents	$10,463	$14,343
Operating Activities – During the first six months of 2024, we generated cash from operations of $70.5 million, compared to $62.3 million for the first six months of 2023. The increase of $8.1 million was the result of a $18.5 million increase in net income adjusted for non-cash items such as depreciation and amortization, partially offset by a $10.4 million decrease in cash flow provided by changes in operating assets and liabilities.
The increase in net income adjusted for non-cash items such as depreciation and amortization was primarily from higher sales volume and margin partially offset by higher acquisition costs related to the Pulse acquisition. The decrease associated with changes in operating assets and liabilities is primarily related to unfavorable cash flow impacts from accrued expenses and inventory, partially offset by the benefit of lower growth in accounts receivable. Accrued expenses included higher levels of profit sharing and bonus payments in the first six months of 2024. Inventory growth during the first six months of 2024 is consistent with the higher sales volume and product demand, Accounts receivable benefited from new factoring arrangements that were entered into after the first quarter of 2023.
Investing Activities – The $141.4 million increase in net cash used in investing activities was attributable to cash paid for an acquisition and increased purchases of property, plant and equipment. Investing activities for the first six months of 2024 included net cash paid of $138.5 million for the Pulse acquisition.
Financing Activities – Net cash provided by financing activities for the first six months of 2024 was $138.8 million compared to $7.6 million for the first six months of 2023. Cash provided by financing activities for the first six months of 2024 was primarily due to net borrowings on our Revolving Credit Facility of $157.0 million, primarily to fund the Pulse acquisition. The cash provided by financing activities for the first six months of 2023 was primarily related to the issuance of our 2028 Convertible Notes of $486.3 million, which was partially offset by $335.6 million in full repayment of our TLB Facility, $55.3 million in repayments on our TLA Facility, $23.8 million of net payments on our Revolving Credit Facility and $35.0 million of capped call purchases related to the issuance of our 2028 Convertible Notes.
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
As part of our 2023 annual goodwill impairment testing for our Non-Medical reporting unit, we performed a quantitative analysis and determined that the fair value exceeded the carrying value of the Non-Medical reporting unit by approximately 11%. We continue to monitor the performance of the Non-Medical reporting unit, as benchmarked against its long-term financial plan, and evaluate industry and Company-specific circumstances which affect the financial results of this reporting unit. At June 28, 2024, we do not believe that any events or changes in circumstances have occurred which would indicate that the fair value of the Non-Medical reporting unit has more likely than not been reduced below its carrying amount. However, changes to the factors considered above could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We may be unaware of one or more significant factors that, if we had been aware of, would cause our conclusion to change, which could result in a goodwill impairment charge in a future period.
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
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of June 28, 2024. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of June 28, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended June 28, 2024, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 1A.RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 5.OTHER INFORMATION
During the fiscal quarter ended June 28, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6.EXHIBITS

Exhibit Number	Description

10.1
Third Amendment to Credit Agreement, dated as of July 1, 2024, among, Integer Holdings Corporation, Greatbatch Ltd., the Subsidiary Guarantors party thereto, the Incremental Revolving Credit Lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 1, 2024).

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

Dated:	July 25, 2024	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Diron Smith
Diron Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)