Form 10-Q
period 2024-09-27
Integer Holdings Corp
filed 2024-10-24
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of October 18, 2024 was: 33,542,022 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended September 27, 2024

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	September 27, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$35,574	$23,674
Accounts receivable, net of provision for credit losses of $0.2 million and $0.4 million, respectively	241,708	231,283
Inventories	265,415	229,102
Refundable income taxes	8,216	1,998
Contract assets	99,287	85,871
Prepaid expenses and other current assets	24,956	28,035
Current assets of discontinued operations held for sale	54,876	17,705
Total current assets	730,032	617,668
Property, plant and equipment, net	472,315	392,569
Goodwill	1,033,078	994,007
Other intangible assets, net	805,174	779,598
Deferred income taxes	6,782	7,001
Operating lease assets	78,624	81,319
Financing lease assets	17,205	11,675
Other long-term assets	24,439	22,407
Noncurrent assets of discontinued operations held for sale	—	36,409
Total assets	$3,167,649	$2,942,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$—
Accounts payable	116,837	118,258
Income taxes payable	571	3,896
Operating lease liabilities	8,883	8,564
Accrued expenses and other current liabilities	86,138	86,748
Current liabilities of discontinued operations held for sale	4,969	3,503
Total current liabilities	222,398	220,969
Long-term debt	1,074,339	959,925
Deferred income taxes	143,236	143,552
Operating lease liabilities	69,115	72,126
Financing lease liabilities	13,996	10,272
Other long-term liabilities	23,379	14,303
Noncurrent liabilities of discontinued operations held for sale	—	2,464
Total liabilities	1,546,463	1,423,611
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,541,480 and 33,329,648 shares issued, respectively; 33,541,478 and 33,329,648 shares outstanding, respectively	34	33
Additional paid-in capital	736,125	727,435
Treasury stock, at cost; 2 shares and 0 shares, respectively	—	—
Retained earnings	858,544	771,351
Accumulated other comprehensive income	26,483	20,223
Total stockholders’ equity	1,621,186	1,519,042
Total liabilities and stockholders’ equity	$3,167,649	$2,942,653
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$431,417	$396,803	$1,267,099	$1,151,152
Cost of sales	314,849	291,813	924,881	850,827
Gross profit	116,568	104,990	342,218	300,325
Operating expenses:
Selling, general and administrative	44,820	41,444	137,734	127,875
Research, development and engineering	11,923	14,068	42,811	48,917
Restructuring and other charges	1,814	702	10,467	3,742
Total operating expenses	58,557	56,214	191,012	180,534
Operating income	58,011	48,776	151,206	119,791
Interest expense	14,577	11,493	43,140	39,221
(Gain) loss on equity investments	(906)	3,451	(2,035)	3,472
Other loss, net	916	580	1,796	1,699
Income from continuing operations before taxes	43,424	33,252	108,305	75,399
Provision for income taxes	7,142	5,078	20,225	13,069
Income from continuing operations	36,282	28,174	88,080	62,330
Income (loss) from discontinued operations, net of tax	(843)	(917)	(887)	1,963
Net income	$35,439	$27,257	$87,193	$64,293

Basic earnings per share:
Income from continuing operations	$1.08	$0.84	$2.62	$1.87
Income (loss) from discontinued operations	(0.03)	(0.03)	(0.03)	0.06
Basic earnings per share	1.05	0.82	2.60	1.93

Diluted earnings per share:
Income from continuing operations	$1.01	$0.83	$2.49	$1.85
Income (loss) from discontinued operations	(0.02)	(0.03)	(0.03)	0.06
Diluted earnings per share	0.99	0.81	2.46	1.91

Weighted average shares outstanding:
Basic	33,656	33,346	33,579	33,305
Diluted	35,791	33,774	35,441	33,679

Comprehensive Income
Net income	$35,439	$27,257	$87,193	$64,293
Other comprehensive income (loss):
Foreign currency translation gain (loss)	27,335	(12,370)	9,986	(7,346)
Change in fair value of cash flow hedges, net of tax	(1,466)	(2,761)	(3,726)	(944)
Other comprehensive income (loss)	25,869	(15,131)	6,260	(8,290)
Comprehensive income	$61,308	$12,126	$93,453	$56,003
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net income	$87,193	$64,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,104	73,116
Debt related charges included in interest expense	2,962	7,126
Inventory step-up amortization	1,056	—
Stock-based compensation	18,729	17,099
Non-cash lease expense	6,928	8,124
Non-cash (gain) loss on equity investments	(2,035)	3,472
Contingent consideration fair value adjustment	—	(526)
Other non-cash (gains) losses	4,433	(734)
Deferred income taxes	—	(5)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,888)	(58)
Inventories	(31,515)	(25,785)
Prepaid expenses and other assets	(495)	(1,473)
Contract assets	(13,159)	(14,863)
Accounts payable	4,295	(869)
Accrued expenses and other liabilities	(5,355)	7,401
Income taxes	(8,279)	(11,692)
Net cash provided by operating activities	141,974	124,626
Cash flows from investing activities:
Acquisition of property, plant and equipment	(86,267)	(82,885)
Purchase of intangible asset	(250)	—
Proceeds from sale of property, plant and equipment	30	100
Acquisitions, net of cash acquired	(138,544)	—
Net cash used in investing activities	(225,031)	(82,785)
Cash flows from financing activities:
Principal payments of long-term debt	(2)	(415,938)
Proceeds from issuance of convertible notes, net of discount	—	486,250
Proceeds from revolving credit facility	234,500	294,603
Payments of revolving credit facility	(117,500)	(353,993)
Purchase of capped calls	—	(35,000)
Payment of debt issuance costs	(2,071)	(2,181)
Proceeds from the exercise of stock options	742	2,303
Tax withholdings related to net share settlements of restricted stock unit awards	(10,773)	(3,067)
Contingent consideration payments	—	(7,660)
Principal payments on finance leases	(9,772)	(854)
Other financing activities	501	—
Net cash provided by (used in) financing activities	95,625	(35,537)
Effect of foreign currency exchange rates on cash and cash equivalents	(668)	1,566
Net increase in cash and cash equivalents	11,900	7,870
Cash and cash equivalents, beginning of period	23,674	24,272
Cash and cash equivalents, end of period	$35,574	$32,142
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Total stockholders’ equity, beginning balance	$1,553,910	$1,445,655	$1,519,042	$1,417,456

Common stock and additional paid-in capital
Balance, beginning of period	730,191	715,748	727,468	731,426
Stock awards exercised or vested	(147)	72	(10,038)	(959)
Stock-based compensation	6,115	5,496	18,729	17,099
Capped calls related to the issuance of convertible notes, net of tax	—	—	—	(26,250)
Balance, end of period	736,159	721,316	736,159	721,316
Retained earnings
Balance, beginning of period	823,105	717,737	771,351	680,701
Net income	35,439	27,257	87,193	64,293
Balance, end of period	858,544	744,994	858,544	744,994
Accumulated other comprehensive income
Balance, beginning of period	614	12,170	20,223	5,329
Other comprehensive income (loss)	25,869	(15,131)	6,260	(8,290)
Balance, end of period	26,483	(2,961)	26,483	(2,961)

Total stockholders’ equity, ending balance	$1,621,186	$1,463,349	$1,621,186	$1,463,349
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
On September 27, 2024, the Company entered into a stock purchase agreement with Ultralife Corporation (“Ultralife”), pursuant to which the Company agreed to sell 100% of the issued and outstanding shares of common stock of Electrochem Solutions, Inc. (“Electrochem”) to Ultralife for $50 million in cash, subject to customary working capital adjustments. The consummation of the sale is expected to occur by the end of October 2024. The divestiture of Electrochem also represents a sale of the Company’s previously reported Non-Medical segment as the Electrochem business constituted substantially all of the assets and liabilities and operations reported in the Non-Medical segment. Under the new organizational and reporting structure all continuing operations are included in one reportable segment.
As a result of the anticipated sale, Electrochem met the criteria to be reported as held for sale and discontinued operations as of September 27, 2024. Because Electrochem was previously a reportable operating segment, the Company concluded the divestiture was a strategic shift in its business and classified the related assets and liabilities associated with the discontinued operations as held for sale in the Condensed Consolidated Balance Sheets. The Condensed Consolidated Statements of Cash Flows include cash flows related to the discontinued operations due to Integer’s (parent) centralized treasury and cash management processes. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from the Company’s audited financial statements and has been retrospectively adjusted to reflect assets and liabilities held for sale. All results and information in the condensed consolidated financial statements is presented as continuing operations and excludes the Electrochem business unless otherwise noted specifically as discontinued operations. Refer to Note 3, “Discontinued Operations” for additional information.
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
The third quarter and first nine months of 2024 ended on September 27, 2024 and consisted of 91 days and 271 days, respectively. The third quarter and first nine months of 2023 ended on September 29, 2023 and consisted of 91 days and 272 days, respectively.
Factoring Arrangements
The Company has receivable factoring arrangements, pursuant to which certain receivables may be sold on a non-recourse basis to financial institutions. Transactions under the receivables factoring arrangements are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these arrangements, the Company does not maintain any beneficial interest in the receivables sold. Once sold, the receivables are no longer available to satisfy creditors in the event of bankruptcy. Sale proceeds are reflected in Cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows. Factoring fees are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the nine months ended September 27, 2024 and September 29, 2023, the Company sold accounts receivable of $162.6 million and $97.4 million, respectively. During the three and nine months ended September 27, 2024, the Company recorded factoring fees of $0.3 million and $1.1 million, respectively. Factoring fees for the three and nine months ended September 29, 2023 were $0.3 million and $0.7 million, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1.)    BASIS OF PRESENTATION (Continued)
Supplier Financing Arrangements
The Company utilizes supplier financing arrangements with financial institutions to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale of, and are accounted for as a reduction to, accounts receivable. The agreements transfer control and risk related to the receivables to the financial institutions. The Company has no continuing involvement in the transferred receivables subsequent to the sale. Fees for supplier financing arrangements are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the nine months ended September 27, 2024 and September 29, 2023, the Company sold and de-recognized accounts receivable of $119.4 million and $104.7 million, respectively. The Company recorded costs associated with the supplier financing arrangements of $0.6 million and $1.7 million, respectively, for the three and nine months ended September 27, 2024, compared to $0.5 million and $1.3 million, respectively, for the three and nine months ended September 29, 2023.
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
The total consideration transferred was $142.3 million, including contingent consideration, working capital and other purchase price adjustments. The Company recorded contingent consideration with an estimated acquisition date fair value of $3.6 million, representing the Company’s obligation, under the purchase agreement, to make an additional payment of up to $20.0 million based on a specified revenue growth milestone being met in 2025. During the first nine months of 2024, the Company recorded measurement period adjustments, inclusive of working capital and other closing adjustments, resulting in decreases to goodwill and current liabilities. The measurement period adjustments recorded during the first nine months of 2024 were not material.

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
Contingent Consideration - As part of the Pulse acquisition, the Company may be required to pay additional consideration based on a specified revenue growth milestone being met in 2025. Any amounts earned will be payable in 2026. The contingent consideration is classified as Level 3 in the fair value hierarchy and the fair value is measured based on a Monte Carlo simulation utilizing projections about future performance. Significant inputs include revenue volatility of 11%, a discount rate of 12% and projected financial information. See Note 14, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration.
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
The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. From the date of acquisition through the quarter ended September 27, 2024, the Company recorded measurement period adjustments to update the allocation of the purchase price to certain current assets and, based on analysis of information as of the acquisition date, reduced goodwill by $3.7 million. During the nine months ended September 27, 2024, the Company recorded a measurement period adjustment of $1.5 million, resulting in an increase to current assets and a decrease to goodwill.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)    BUSINESS ACQUISITIONS (Continued)
The final purchase price allocation was as follows (in thousands):

Fair value of net assets acquired
Current assets (excluding inventory)	$8,471
Inventory	5,376
Property, plant and equipment	3,436
Goodwill	19,442
Definite-lived intangible assets	9,200
Operating lease assets	2,072
Current liabilities	(2,331)
Operating lease liabilities	(1,157)
Fair value of net assets acquired	$44,509
Intangible Assets
The purchase price was allocated to intangible assets as follows (dollars in thousands):

Definite-lived Intangible Assets	Fair Value Assigned
Customer lists	$4,000
Technology	5,200
$9,200
Actual and Pro Forma disclosures
The following table presents (in thousands) pro forma results of operations for the three and nine months ended September 29, 2023 as if Pulse and InNeuroCo had been included in the Company’s financial results as of the beginning of fiscal year 2023. The pro forma results include the historical results of operations of the Company, Pulse and InNeuroCo, as well as adjustments for additional amortization of the assets acquired, additional interest expense related to the financing of the transactions and other transactional adjustments. The pro forma results do not include efficiencies, cost reductions or synergies expected to result from the acquisitions. The impact of discontinued operations have been removed from pro forma sales for each of the periods presented. These pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

	Three Months Ended September 29, 2023	Nine Months Ended September 29, 2023
Sales	$414,688	$1,201,554
Income from continuing operations	27,790	52,915
The results of operations from the Pulse acquisition have been included in the Company’s Medical segment since the acquisition date. From the date of acquisition through three and nine months ended September 27, 2024, sales related to Pulse were $10.3 million and $31.5 million, respectively, and earnings were not material.
Acquisition costs
During the three and nine months ended September 27, 2024, direct costs of the Pulse and InNeuroCo acquisitions of $0.2 million and $5.9 million, respectively, were expensed as incurred and included in Restructuring and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income. There were no direct costs incurred for these acquisitions during the three and nine months ended September 29, 2023.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3.)     DISCONTINUED OPERATIONS
On September 27, 2024, the Company entered into a stock purchase agreement with Ultralife, pursuant to which the Company agreed to sell 100% of the issued and outstanding shares of common stock of Electrochem to Ultralife. The Electrochem business represented substantially all of the assets and operations in our previously reported Non-Medical segment, which focused on non-medical applications for the energy, military and environmental sectors.
Electrochem met the criteria to be reported as held for sale and discontinued operations as of September 27, 2024. As a result, the Company classified the results of operations of Electrochem as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the Condensed Consolidated Balance Sheets. All results and information in the unaudited condensed consolidated financial statements are presented as continuing operations and exclude the Electrochem business unless otherwise noted specifically as discontinued operations.
The following amounts summarize the Electrochem assets and liabilities which have been segregated from Integer’s continuing operations, and are reported as assets and liabilities of discontinued operations held for sale in the Condensed Consolidated Balance Sheets (in thousands):

	September 27, 2024	December 31, 2023
Accounts receivable, net of provision for credit losses of $0.1 and million $0.0 million, respectively	$7,488	$6,994
Inventories	11,443	10,614
Prepaid expenses and other assets	620	97
Property, plant and equipment, net	15,040	—
Goodwill	17,000	—
Other intangible assets, net (Purchased technology and patents)	3,285	—
Current assets	54,876	17,705
Property, plant and equipment, net	—	15,385
Goodwill	—	17,000
Other intangible assets, net (Purchased technology and patents)	—	3,548
Other long-term assets	—	476
Noncurrent assets	—	36,409
Total assets classified as held for sale(a)	54,876	54,114
Accounts payable	1,361	2,035
Deferred income taxes	1,767	—
Accrued expenses and other liabilities	1,841	1,468
Current liabilities	4,969	3,503
Deferred income taxes	—	2,073
Other long-term liabilities	—	391
Noncurrent liabilities	—	2,464
Total liabilities classified as held for sale(a)	4,969	5,967
Net assets	$49,907	$48,147
__________
(a) The assets and liabilities of the Electrochem business classified as held for sale are presented as current on the September 27, 2024 Condensed Consolidated Balance Sheet as it is probable that the sale will occur and proceeds will be collected within one year.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3.)     DISCONTINUED OPERATIONS (Continued)
Income (loss) from discontinued operations, net of tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$8,752	$8,358	$25,182	$33,813
Cost of sales	6,405	7,792	19,252	26,105
Gross profit	2,347	566	5,930	7,708
Selling, general and administrative expenses	937	658	2,069	1,940
Research, development and engineering costs	413	471	1,382	1,597
Restructuring and other charges	461	138	675	145
Interest expense	719	474	2,105	1,459
Income (loss) from discontinued operations before taxes	(183)	(1,175)	(301)	2,567
Provision (benefit) for income taxes	660	(258)	586	604
Income (loss) from discontinued operations, net of tax	$(843)	$(917)	$(887)	$1,963
In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company's debt that is not directly attributed to the Electrochem business. Interest expense was allocated based on a ratio of net assets of discontinued operations to the sum of consolidated net assets and consolidated debt.
Cash flow information from discontinued operations was as follows (in thousands):

	Nine Months Ended
	September 27, 2024	September 29, 2023
Cash provided by (used in) operating activities	$(116)	$7,993
Cash used in investing activities (all capital expenditures)	(218)	(292)
Depreciation and amortization	975	913
(4.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information, including discontinued operations, relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 27, 2024	September 29, 2023
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$12,777	$11,806
Supplemental lease disclosures:
Assets acquired under operating leases	3,491	912
Assets acquired under finance leases	7,283	493

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)    INVENTORIES
Inventories comprise the following (in thousands):

	September 27, 2024	December 31, 2023
Raw materials	$113,302	$109,036
Work-in-process	134,376	102,668
Finished goods	17,737	17,398
Total	$265,415	$229,102
(6.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
See Note 2, “Business Acquisitions” and Note 3, “Discontinued Operations” for additional details regarding goodwill and intangible assets.
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 27, 2024 were as follows (in thousands):

December 31, 2023	$994,007
Pulse acquisition (Note 2)	38,094
Acquisition-related adjustments (Note 2)	(1,583)
Foreign currency translation	2,560
September 27, 2024	$1,033,078
Intangible Assets
Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 27, 2024
Definite-lived:
Purchased technology and patents	$297,081	$(202,310)	$94,771
Customer lists	885,800	(278,830)	606,970
Amortizing tradenames and other	20,048	(6,903)	13,145
Total amortizing intangible assets	$1,202,929	$(488,043)	$714,886
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2023
Definite-lived:
Purchased technology and patents	$286,535	$(195,329)	$91,206
Customer lists	837,453	(253,267)	584,186
Amortizing tradenames and other	21,035	(7,117)	13,918
Total amortizing intangible assets	$1,145,023	$(455,713)	$689,310
Indefinite-lived:
Trademarks and tradenames			$90,288

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Cost of sales	$5,080	$3,953	$12,961	$11,799
Selling, general and administrative expenses	8,546	9,068	27,625	27,085
Total intangible asset amortization expense	$13,626	$13,021	$40,586	$38,884
Estimated future intangible asset amortization expense based on the carrying value as of September 27, 2024 is as follows (in thousands):

	Remainder of 2024	2025	2026	2027	2028	After 2028
Amortization Expense	$14,195	$54,338	$53,562	$52,019	$50,166	$490,606
(7.)     DEBT
Long-term debt comprises the following (in thousands):

	September 27, 2024			December 31, 2023
	Principal Amount	UnamortizedDiscounts and Issuance Costs	Net Carrying Amount	Principal Amount	UnamortizedDiscounts and Issuance Costs	Net Carrying Amount
Senior Secured Credit Facilities:
Revolving credit facilities	$216,000	$—	$216,000	$99,000	$—	$99,000
Term loan A	375,000	(1,401)	373,599	375,000	(1,687)	373,313
2028 Convertible Notes	499,998	(10,258)	489,740	500,000	(12,388)	487,612
Total	$1,090,998	$(11,659)	$1,079,339	$974,000	$(14,075)	$959,925
Current portion of long-term debt			(5,000)			—
Long-term debt			$1,074,339			$959,925
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
Third Amendment to the 2021 Credit Agreement
On July 1, 2024, the Company entered into a third amendment (the “Third Amendment”) to the 2021 Credit Agreement. The Third Amendment amended the terms of the 2021 Credit Agreement to increase the maximum borrowing capacity of the Company under the Revolving Credit Facility pursuant to the 2021 Credit Agreement by $300 million from $500 million to $800 million. All other terms of the 2021 Credit Agreement remain unchanged. In connection with the Third Amendment, the Company incurred and capitalized $2.1 million of issuance costs in accordance with ASC 470-50, Debt Modifications and Extinguishment. These costs have been recorded as a component of Other long-term assets on the Condensed Consolidated Balance Sheets as of September 27, 2024 and will be amortized over the remaining term of the 2021 Credit Agreement.
Senior Secured Credit Facilities
As of September 27, 2024, the Company maintained Senior Secured Credit Facilities consisting of a five-year $800 million revolving credit facility (the “Revolving Credit Facility”) and a five-year “term A” loan (the “TLA Facility”).

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     DEBT (Continued)
Revolving Credit Facility
The Revolving Credit Facility matures on February 15, 2028. As of September 27, 2024, the Company had available borrowing capacity on the Revolving Credit Facility of $580.5 million after giving effect to $216.0 million of outstanding borrowings and $3.5 million of outstanding standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at a rate based on the secured overnight financing rate for the applicable interest period plus an adjustment of 0.10% per annum, in relation to any loan in U.S. dollars, and the Euro Interbank Offered Rate, in relation to any loan in Euros, plus a margin based on the Company’s Secured Net Leverage Ratio (as defined in the 2021 Credit Agreement). In addition, the Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which ranges between 0.15% and 0.25%, depending on the Company’s Secured Net Leverage Ratio. As of September 27, 2024, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 6.46% and the commitment fee on the unused portion of the Revolving Credit Facility was 0.18%.
TLA Facility
The TLA Facility matures on February 15, 2028, and requires quarterly installments. The quarterly principal installments under the TLA Facility increase over the term of the loan. During 2023, the Company prepaid the contractual amounts due on the TLA Facility through the second quarter of 2025. The interest rate terms for the TLA Facility are the same as those described above for the Revolving Credit Facility borrowings in U.S. dollars. As of September 27, 2024, the interest rate on the TLA Facility was 6.46%.
Covenants
The 2021 Credit Agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require the Company to not exceed a specified maximum Total Net Leverage Ratio (as defined in the 2021 Credit Agreement) and an interest coverage ratio as of the end of each fiscal quarter. As of September 27, 2024, the Company was in compliance with these financial covenants.
Contractual principal maturities under the Senior Secured Credit Facilities as of September 27, 2024, are as follows (in thousands):

	Remainder of 2024	2025	2026	2027	2028
Future minimum principal payments	$—	$10,000	$27,500	$30,000	$523,500
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

(7.)     DEBT (Continued)
Holders of the 2028 Convertible Notes may convert all or a portion of their 2028 Convertible Notes at their option prior to November 15, 2027, in multiples of $1,000 principal amounts, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ended on March 31, 2023 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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
As of September 27, 2024, the conditions allowing holders of the 2028 Convertible Notes to convert had been met and, therefore, the 2028 Convertible Notes became eligible for conversion at the option of the holders beginning on July 1, 2024 and ending at the close of business on September 30, 2024. Subsequent to September 27, 2024, the sale price for conversion was satisfied as of September 30, 2024 and as a result, the Convertible Notes will continue to be eligible for optional conversion during the fourth quarter of 2024. Any determination regarding the convertibility of the 2028 Convertible Notes during future periods will be made in accordance with the terms of the indenture governing the 2028 Convertible Notes. If a conversion request occurs, the Company has the intent and ability to refinance the amounts that may become due with respect to the 2028 Convertible Notes using the available borrowing capacity under the Revolving Credit Facility. As such, the obligations associated with the 2028 Convertible Notes continue to be classified as a long-term liability on the Condensed Consolidated Balance Sheet at September 27, 2024.
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
Stock-based Compensation Expense
The classification of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
RSUs and PRSUs	$6,091	$5,501	$18,582	$16,912
Discontinued operations	24	(5)	147	187
Total stock-based compensation expense	$6,115	$5,496	$18,729	$17,099

Cost of sales	$955	$889	$3,035	$3,115
Selling, general and administrative	4,845	4,348	14,625	12,867
Research, development and engineering	276	250	872	893
Restructuring and other charges	15	14	50	37
Discontinued operations	24	(5)	147	187
Total stock-based compensation expense	$6,115	$5,496	$18,729	$17,099
Stock Options
The following table summarizes the Company’s stock option activity for the nine month period ended September 27, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2023	158,089	$40.35
Exercised	(28,006)	43.69
Outstanding and exercisable at September 27, 2024	130,083	$39.63	2.3	$11.2
Time-Based Restricted Stock Units
Most RSUs granted to employees during the nine months ended September 27, 2024 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. RSUs are issued to members of the Board as a portion of their annual retainer and vest quarterly over a period of one year. The grant-date fair value of all RSUs is equal to the closing market price of Integer common stock on the date of grant.
The following table summarizes RSU activity for the nine month period ended September 27, 2024:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	349,755	$76.63
Granted	146,857	107.41
Vested	(150,188)	80.13
Forfeited	(22,626)	82.50
Nonvested at September 27, 2024	323,798	$88.56

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
The following table summarizes PRSU activity for the nine month period ended September 27, 2024:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	275,503	$84.57
Granted	78,246	110.54
Performance adjustment(a)	111,590	93.38
Vested	(223,180)	93.38
Forfeited	(3,786)	83.02
Nonvested at September 27, 2024	238,373	$89.00
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

	Nine Months Ended
	September 27, 2024	September 29, 2023
Weighted average fair value	$117.96	$74.29
Risk-free interest rate	4.13%	3.79%
Expected volatility	34%	46%
Expected life (in years)	3.0	3.0
Expected dividend yield	—%	—%
The valuation of the market-based PRSUs granted during 2024 and 2023 also reflects a weighted average illiquidity discount of 8.00% and 11.23%, respectively, related to the six-month period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9.)     RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Restructuring charges (gains)	$714	$(103)	$3,031	$1,890
Acquisition and integration costs	1,017	777	8,408	1,715
Other general expenses (gains)	83	28	(972)	137
Total restructuring and other charges	$1,814	$702	$10,467	$3,742
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
The following table comprises restructuring and restructuring-related charges by classification in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Restructuring charges:
Restructuring and other charges (gains)	$714	$(103)	$3,031	$1,890
Restructuring-related expenses(a):
Cost of sales	869	401	1,599	1,093
Selling, general and administrative	331	151	937	1,517
Research, development and engineering	2	21	171	662
Total restructuring and restructuring-related charges	$1,916	$470	$5,738	$5,162
__________
(a) Restructuring-related expenses primarily include retention bonuses, consulting expenses and professional fees.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9.)     RESTRUCTURING AND OTHER CHARGES (Continued)
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence	Strategic reorganization and alignment	Manufacturing alignment to support growth	Total
December 31, 2023	$21	$125	$1,290	$1,436
Charges incurred, net of reversals	1,423	432	1,176	3,031
Cash payments	(1,285)	(251)	(2,091)	(3,627)
Non-cash adjustments	—	—	(349)	(349)
September 27, 2024	$159	$306	$26	$491
Acquisition and integration costs
Acquisition and integration costs primarily consist of professional fees directly related to business acquisitions and costs to integrate the systems, processes and organizations acquired. During the nine months ended September 27, 2024, acquisition and integration costs primarily related to the Pulse and InNeuroCo acquisitions. During the nine months ended September 29, 2023, acquisition and integration costs primarily related to the Aran and Oscor acquisitions. Acquisition and integration costs for the nine months ended September 29, 2023 included a benefit of $0.5 million to adjust the fair value of acquisition-related contingent consideration liabilities. See Note 14, “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
Other general expenses
During the nine months ended September 27, 2024 and September 29, 2023, the Company recorded expenses related to other initiatives not described above, which primarily include gains and losses in connection with the disposal of property, plant and equipment. In addition, during the nine months ended September 27, 2024, the Company recorded $1.2 million of loss recoveries relating to property damage which occurred in the fourth quarter of 2023 at one of its manufacturing facilities.
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

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Income from continuing operations before taxes	$43,424	$33,252	$108,305	$75,399
Provision for income taxes	7,142	5,078	20,225	13,069
Effective tax rate	16.4%	15.3%	18.7%	17.3%
The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the third quarter and first nine months of 2024 and 2023 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S. federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the Foreign Derived Intangible Income (“FDII”) deduction, the availability of tax credits and the recognition of certain discrete tax items.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(10.)    INCOME TAXES (Continued)
For the third quarter and first nine months of 2024, the Company recorded discrete tax benefit of $1.6 million and a discrete tax benefit of $1.9 million, respectively. The discrete tax benefits for the third quarter and first nine months of 2024 are predominately related to favorable return to provision adjustments attributable to the 2023 U.S. tax return. The remainder of the discrete tax amounts relate predominately to excess tax benefits, net of deductibility limitations, recognized upon vesting of RSUs, partially offset by tax expense from shortfalls recorded for the forfeiture of certain PRSUs, as well as unfavorable return to provision adjustments attributable to certain foreign tax returns for the 2023 tax year.
For the third quarter and first nine months of 2023, the Company recorded discrete tax benefits of $0.8 million and $0.4 million, respectively. The discrete tax expense for the third quarter and the nine months of 2023 predominately related to favorable return to provision adjustments attributable to the 2022 U.S. tax return. The remainder of the discrete tax amounts relate predominately to excess tax benefits recognized upon vesting of RSUs during those periods partially offset by tax expense from shortfalls recorded for the forfeiture of certain PRSUs, as well as unfavorable return to provision adjustments attributable to certain foreign tax returns for the 2022 tax year.
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
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of September 27, 2024, the Company had unrecognized tax benefits of approximately $6.5 million, substantially all of which would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized. As of September 27, 2024, the Company believes it is reasonably possible that a reduction of approximately $0.5 million of the balance of unrecognized tax benefits may occur within the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements.
(11.)    COMMITMENTS AND CONTINGENCIES
Contingent Consideration Arrangements
The Company records contingent consideration liabilities related to the earn-out provisions for certain acquisitions. See Note 14, “Financial Instruments and Fair Value Measurements” for additional information.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Numerator for basic and diluted EPS:
Income from continuing operations	$36,282	$28,174	$88,080	$62,330
Income (loss) from discontinued operations	(843)	(917)	(887)	1,963
Net income	$35,439	$27,257	$87,193	$64,293

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	33,656	33,346	33,579	33,305
Dilutive effect of share-based awards	492	428	485	374
Dilutive impact of convertible notes	1,643	—	1,377	—
Weighted average shares outstanding - Diluted	35,791	33,774	35,441	33,679

Basic earnings per share:
Income from continuing operations	$1.08	$0.84	$2.62	$1.87
Income (loss) from discontinued operations	(0.03)	(0.03)	(0.03)	0.06
Basic earnings per share	$1.05	$0.82	$2.60	$1.93

Diluted earnings per share:
Income from continuing operations	$1.01	$0.83	$2.49	$1.85
Income (loss) from discontinued operations	$(0.02)	$(0.03)	$(0.03)	$0.06
Diluted earnings per share	$0.99	$0.81	$2.46	$1.91
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
RSUs	1	—	1	1
PRSUs	41	83	41	100
The dilutive effect for the Company's 2028 Convertible Notes is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the 2028 Convertible Notes, to settle the principal amount of the 2028 Convertible Notes in cash and may elect to settle the remaining conversion obligation (the in-the-money portion) in cash, shares of the Company's common stock, or a combination thereof. Because the principal amount of the 2028 Convertible Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the 2028 Convertible Notes. During the three and nine months ended September 29, 2023, the potential conversion of the 2028 Convertible Notes was not included in the diluted earnings per share calculation because the conversion feature in the 2028 Convertible Notes was out of the money and all associated shares were antidilutive.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of common stock issued and outstanding for the nine month periods ended September 27, 2024 and September 29, 2023:

	Issued	Treasury Stock	Outstanding
Beginning balance at December 31, 2023	33,329,648	—	33,329,648
Stock options exercised	23,981	—	23,981
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	187,846	—	187,846
Stock issued upon conversion of convertible debt	5	—	5
Exercise of capped call upon conversion of convertible debt	—	(2)	(2)
Ending balance at September 27, 2024	33,541,480	(2)	33,541,478

Beginning balance at December 31, 2022	33,169,778	—	33,169,778
Stock options exercised	72,125	—	72,125
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	84,744	—	84,744
Ending balance at September 29, 2023	33,326,647	—	33,326,647

Accumulated Other Comprehensive Income
Accumulated other comprehensive income (“AOCI”) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
June 28, 2024	$(28)	$(708)	$1,180	$444	$170	$614
Unrealized loss on cash flow hedges	—	(2,555)	—	(2,555)	537	(2,018)
Realized loss on foreign currency hedges	—	699	—	699	(147)	552
Foreign currency translation gain	—	—	27,335	27,335	—	27,335
September 27, 2024	$(28)	$(2,564)	$28,515	$25,923	$560	$26,483

December 31, 2023	$(28)	$2,153	$18,529	$20,654	$(431)	$20,223
Unrealized loss on cash flow hedges	—	(4,546)	—	(4,546)	955	(3,591)
Realized gain on foreign currency hedges	—	(171)	—	(171)	36	(135)
Foreign currency translation gain	—	—	9,986	9,986	—	9,986
September 27, 2024	$(28)	$(2,564)	$28,515	$25,923	$560	$26,483

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     STOCKHOLDERS’ EQUITY (Continued)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
June 30, 2023	$(346)	$4,060	$9,174	$12,888	$(718)	$12,170
Unrealized loss on cash flow hedges	—	(1,534)	—	(1,534)	321	(1,213)
Realized gain on foreign currency hedges	—	(1,960)	—	(1,960)	412	(1,548)
Foreign currency translation loss	—	—	(12,370)	(12,370)	—	(12,370)
September 29, 2023	$(346)	$566	$(3,196)	$(2,976)	$15	$(2,961)

December 31, 2022	$(346)	$1,760	$4,150	$5,564	$(235)	$5,329
Unrealized gain on cash flow hedges	—	4,038	—	4,038	(849)	3,189
Realized gain on foreign currency hedges	—	(3,970)	—	(3,970)	834	(3,136)
Realized gain on interest rate swap hedge	—	(1,262)	—	(1,262)	265	(997)
Foreign currency translation loss	—	—	(7,346)	(7,346)	—	(7,346)
September 29, 2023	$(346)	$566	$(3,196)	$(2,976)	$15	$(2,961)
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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 27, 2024
Assets: Foreign currency hedging contracts	$477	$—	$477	$—
Liabilities: Foreign currency hedging contracts	3,041	—	3,041	—
Liabilities: Contingent consideration	4,454	—	—	4,454

December 31, 2023
Assets: Foreign currency hedging contracts	$2,153	$—	$2,153	$—
Liabilities: Contingent consideration	876	—	—	876

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
Information regarding outstanding foreign currency forward contracts as of September 27, 2024 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$12,976	Dec 2024	1.0792	Euro	$477	Prepaid expenses and other current assets
4,958	Dec 2024	0.0245	UYU Peso	(113)	Accrued expenses and other current liabilities
40,727	Jun 2025	0.0528	MXN Peso	$(2,563)	Accrued expenses and other current liabilities
8,529	Dec 2025	0.0519	MXN Peso	(365)	Other long-term liabilities
Information regarding outstanding foreign currency forward contracts as of December 31, 2023 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$51,389	Dec 2024	1.0831	Euro	$1,389	Prepaid expenses and other current assets
19,392	Dec 2024	0.0566	MXN Peso	182	Prepaid expenses and other current assets
19,201	Dec 2024	0.0248	UYU Peso	582	Prepaid expenses and other current assets
The following tables present the effect of cash flow hedge derivative instruments on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 27, 2024 and September 29, 2023 (in thousands):

	Three Months Ended
	September 27, 2024		September 29, 2023
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$431,417	$163	$396,803	$53
Cost of sales	314,849	(841)	291,813	1,916
Operating expenses	58,557	(21)	56,214	(9)

	Nine Months Ended
	September 27, 2024		September 29, 2023
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$1,267,099	$97	$1,151,152	$(81)
Cost of sales	924,881	(35)	850,827	4,008
Operating expenses	191,012	109	180,534	43
Interest expense	43,140	—	39,221	1,262

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income	Three Months Ended
	September 27, 2024	September 29, 2023		September 27, 2024	September 29, 2023
Foreign exchange contracts	$739	$(1,690)	Sales	$163	$53
Foreign exchange contracts	(3,104)	218	Cost of sales	(841)	1,916
Foreign exchange contracts	(190)	(62)	Operating expenses	(21)	(9)

	Nine Months Ended		Location in Statements of Operations and Comprehensive Income	Nine Months Ended
	September 27, 2024	September 29, 2023		September 27, 2024	September 29, 2023
Interest rate swap	$—	$—	Interest expense	$—	$1,262
Foreign exchange contracts	(815)	(1,177)	Sales	97	(81)
Foreign exchange contracts	(3,597)	5,232	Cost of sales	(35)	4,008
Foreign exchange contracts	(134)	(17)	Operating expenses	109	43
The Company expects to reclassify net losses totaling $2.2 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At September 27, 2024 and December 31, 2023, the Company had total gross notional amounts of $30.0 million and $23.0 million, respectively, of foreign currency contracts outstanding that were not designated as hedges. The fair value of derivatives not designated as hedges was not material for any period presented. Gains/losses on foreign currency contracts not designated as hedging instruments are included in Other loss, net on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company recorded gains of $1.0 million and losses of $0.2 million, respectively, for the three and nine months ended September 27, 2024, compared to net losses of approximately $0.6 million and $0.7 million, respectively, for the three and nine months ended September 29, 2023. Each of the foreign currency contracts not designated as hedging instruments will have approximately offsetting effects from the underlying intercompany loans subject to foreign exchange remeasurement.
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three and nine months ended September 27, 2024 and September 29, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Fair value measurement at beginning of period	$4,454	$555	$876	$11,756
Amount recorded for current year acquisitions	—	—	3,578	—
Fair value measurement adjustment	—	(261)	—	(526)
Payments	—	—	—	(11,177)
Foreign currency translation	—	—	—	241
Fair value measurement at end of period	$4,454	$294	$4,454	$294
As of September 27, 2024 and December 31, 2023, the contingent consideration liability of $4.5 million and $0.9 million, respectively, was non-current and included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The contingent consideration at September 27, 2024 is the estimated fair value of the Company’s remaining obligations, under the purchase agreements for Pulse and InNeuroCo, to make additional payments if certain revenue goals are met. The fair value of the contingent consideration liability relating to the acquisitions of Pulse and InNeuroCo was $3.6 million and $0.9 million, respectively, at the date of acquisition and at September 27, 2024. See Note 2, “Business Acquisitions,” for additional information about the Pulse and InNeuroCo acquisitions and related contingent consideration.
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
As of September 27, 2024 and December 31, 2023, the estimated fair value of the 2028 Convertible Notes was approximately $783 million and $635 million, respectively. The estimated fair value of the 2028 Convertible Notes was determined through consideration of quoted market prices. The fair value of the 2028 Convertible Notes is categorized in Level 2 of the fair value hierarchy.
Equity Investments
The Company holds long-term, strategic investments in companies to promote business and strategic objectives. These investments are included in Other long-term assets on the Condensed Consolidated Balance Sheets.
Equity investments comprise the following (in thousands):

	September 27, 2024	December 31, 2023
Equity method investment	$10,053	$7,771
Non-marketable equity securities	180	427
Total equity investments	$10,233	$8,198
The components of (Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Equity method investment (gain) loss	$(1,153)	$199	$(2,282)	$220
Impairment charges	247	3,252	247	3,252
(Gain) loss on equity investments	$(906)	$3,451	$(2,035)	$3,472
During the third quarters of 2024 and 2023, the Company determined that certain of it investments in its non-marketable equity securities were impaired and determined the fair value to be zero based upon available information. During the third quarters of 2024 and 2023, we recorded impairment charges of $0.3 million and $3.3 million, respectively. These assessments were based on qualitative indications of impairment which are considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. Factors that significantly influenced the determination of the impairment losses included the investee’s financial condition, operational and financing cash flow activities, and priority claims to the equity security, distributions rights and preferences.
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of September 27, 2024, the Company owned 7.1% of this fund.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)    SEGMENTS AND DISAGGREGATED REVENUE
The Company's Electrochem business previously represented a reportable segment prior to being reclassified as discontinued operations. As a result of the anticipated sale of the Electrochem business, the Company's continuing operations represent only one reportable segment. Therefore, the Company has not disclosed results from continuing operations or from discontinued operations by segment. In accordance with discontinued operations accounting, intersegment sales to Electrochem that were previously eliminated in consolidation have been treated as third party sales and are included in sales from continuing operations as the Company will continue to supply the Electrochem business following its divestiture. Additional disclosures regarding the divestiture of the Electrochem business are provided in Note 3, “Discontinued Operations.”
The following table presents sales by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Cardio & Vascular	$241,009	$214,004	$694,278	$613,701
Cardiac Rhythm Management & Neuromodulation	165,094	160,121	490,086	459,643
Advanced Surgical, Orthopedics & Portable Medical	25,314	22,678	82,735	77,808
Total sales	$431,417	$396,803	$1,267,099	$1,151,152
Revenue recognized from products and services transferred to customers over time represented 30% and 32%, respectively, of total revenue for the three and nine months ended September 27, 2024, compared to 31% for the three and nine months ended September 29, 2023.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues.

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Customer A	15%	18%	16%	18%
Customer B	19%	15%	17%	16%
Customer C	13%	14%	14%	13%
All other customers	53%	53%	53%	53%

The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of a segment’s total revenues are shipped.

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
United States	56%	56%	57%	56%
All other countries	44%	44%	43%	44%

Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	September 27, 2024	December 31, 2023
Contract assets	$99,287	$85,871
Contract liabilities	4,990	6,142
During the three and nine months ended September 27, 2024, the Company recognized $1.1 million and $3.9 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2023. During the three and nine months ended September 29, 2023, the Company recognized $0.4 million and $3.1 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2022.

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
•the timing for the consummation of the sale of the Electrochem business; and
•projected contractual debt service obligations.
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
Our Business
Integer Holdings Corporation is one of the largest medical device contract development and manufacturing organizations in the world, serving the cardiac rhythm management, neuromodulation, and cardio and vascular markets. As a strategic partner of choice to medical device companies and OEMs, we are committed to enhancing the lives of patients worldwide by providing innovative, high-quality products and solutions.
The third quarter and first nine months of 2024 ended on September 27, 2024 and consisted of 91 days and 271 days, respectively. The third quarter and first nine months of 2023 ended on September 29, 2023 and consisted of 91 days and 272 days, respectively.
Divestiture and Discontinued Operations
On September 27, 2024, we entered into a stock purchase agreement with Ultralife Corporation (“Ultralife”), pursuant to which we agreed to sell 100% of the issued and outstanding shares of common stock of Electrochem Solutions, Inc. (“Electrochem”) for $50 million in cash, subject to customary working capital adjustments. The consummation of the sale is expected to occur by the end of October 2024.
The Electrochem business represented substantially all of the assets and operations in our previously reported Non-Medical reporting segment The pending divestiture of Electrochem represents a strategic shift in our business. Consequently, the Electrochem business has been reclassified as a discontinued operation. For all periods presented, the assets and liabilities that will be transferred in the Electrochem divestiture (the “disposal group”) are presented as held for sale in our Condensed Consolidated Balance Sheets (unaudited), and operating results related to the Electrochem business are reflected as discontinued operations in our Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited).
Prior period amounts have been reclassified to conform to the continuing operations reporting presentation. All results and information presented exclude the Electrochem business unless otherwise noted specifically as discontinued operations.
Refer to Note 3, “Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for more information regarding the presentation of the disposal group in our financial statements.
The divestiture of Electrochem also represents a sale of the Non-Medical segment as the Electrochem business constituted substantially all of the assets and liabilities and operations reported in the Non-Medical segment. Under the new organizational and reporting structure, the Company has one reportable segment. Consequently, segment reporting previously disclosed is no longer applicable.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Impact of Global Events
Global economic challenges, including the impact of military conflicts, severe and sustained inflation, fluctuations in global currencies, and supply chain disruptions may continue to cause economic uncertainty and volatility. The impact of these issues on our business will vary by geographic market and product line, but specific impacts to our business include increased borrowing costs, labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, and delays in shipments to and from certain countries. We monitor economic conditions closely. In response to potential reductions in revenue, we can take actions to align our cost structure with changes in demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions and other developments.
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
Financial Overview
Income from continuing operations for the third quarter and first nine months of 2024 was $36.3 million, or $1.01 per diluted share, and $88.1 million, or $2.49 per diluted share, respectively, compared to $28.2 million, or $0.83 per diluted share, and $62.3 million, or $1.85 per diluted share for the third quarter and first nine months of 2023, respectively. These variances are primarily the result of the following:
•Sales for the third quarter and first nine months of 2024 increased $34.6 million and $115.9 million, respectively, when compared to the same periods in 2023, driven by strong demand, new product ramps, growth from emerging customers with PMA (premarket approval) products and contributions from our recent acquisitions.
•Gross profit for the third quarter and first nine months of 2024 increased $11.6 million and $41.9 million, respectively, primarily from higher sales volume leverage, efficiencies gained from the continued improvement in the supply chain and contributions from our recent acquisitions.
•Operating expenses for the third quarter and first nine months of 2024 increased $2.3 million and $10.5 million, respectively, when compared to the same periods in 2023, due to higher SG&A and Restructuring and other charges, partially offset by lower RD&E costs.
•Interest expense for the third quarter and first nine months of 2024 increased $3.1 million and $3.9 million, respectively, compared to the same periods in 2023, primarily due to higher average debt outstanding, partially offset by a decrease in losses from extinguishment of debt.
•During the third quarter and first nine months of 2024, we recognized gains on equity investments of $0.9 million and $2.0 million, respectively, compared to losses of $3.5 million for the third quarter and first nine months of 2023. Gains and losses on equity investments are generally unpredictable in nature.
•Other loss, net for the third quarter and first nine months of 2024 were net losses of $0.9 million and $1.8 million, respectively, compared to net losses of $0.6 million and $1.7 million, respectively, for the third quarter and first nine months of 2023, primarily due to fluctuations in foreign currency gains and losses in the respective periods.
•We recorded provisions for income taxes for the third quarter and first nine months of 2024 of $7.1 million and $20.2 million, respectively, compared with provisions for income taxes of $5.1 million and $13.1 million, respectively, for the third quarter and first nine months of 2023. The changes in income tax expense were primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	September 27,	September 29,	Change
	2024	2023	$	%
Product Line Sales:
Cardio & Vascular	$241,009	$214,004	$27,005	12.6%
Cardiac Rhythm Management & Neuromodulation	165,094	160,121	4,973	3.1%
Advanced Surgical, Orthopedics & Portable Medical	25,314	22,678	2,636	11.6%
Total sales	431,417	396,803	34,614	8.7%
Cost of sales	314,849	291,813	23,036	7.9%
Gross profit	116,568	104,990	11,578	11.0%
Gross profit as a % of sales	27.0%	26.5%
Operating expenses:
Selling, general and administrative (“SG&A”)	44,820	41,444	3,376	8.1%
SG&A as a % of sales	10.4%	10.4%
Research, development and engineering (“RD&E”)	11,923	14,068	(2,145)	(15.2)%
RD&E as a % of sales	2.8%	3.5%
Restructuring and other charges	1,814	702	1,112	NM
Total operating expenses	58,557	56,214	2,343	4.2%
Operating income	58,011	48,776	9,235	18.9%
Operating expense as a % of sales	13.6%	14.2%
Operating income as a % of sales	13.4%	12.3%
Interest expense	14,577	11,493	3,084	26.8%
(Gain) loss on equity investments	(906)	3,451	(4,357)	NM
Other loss, net	916	580	336	57.9%
Income from continuing operations before taxes	43,424	33,252	10,172	30.6%
Provision for income taxes	7,142	5,078	2,064	40.6%
Effective tax rate	16.4%	15.3%
Income from continuing operations	$36,282	$28,174	$8,108	28.8%
Income from continuing operations as a % of sales	8.4%	7.1%
Diluted earnings per share from continuing operations	$1.01	$0.83	$0.18	21.7%
NM - Calculated change not meaningful.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine Months Ended
	September 27,	September 29,	Change
	2024	2023	$	%
Product Line Sales:
Cardio & Vascular	$694,278	$613,701	$80,577	13.1%
Cardiac Rhythm Management & Neuromodulation	490,086	459,643	30,443	6.6%
Advanced Surgical, Orthopedics & Portable Medical	82,735	77,808	4,927	6.3%
Total Sales	1,267,099	1,151,152	115,947	10.1%
Cost of sales	924,881	850,827	74,054	8.7%
Gross profit	342,218	300,325	41,893	13.9%
Gross profit as a % of sales	27.0%	26.1%
Operating expenses:
SG&A	137,734	127,875	9,859	7.7%
SG&A as a % of sales	10.9%	11.1%
RD&E	42,811	48,917	(6,106)	(12.5)%
RD&E as a % of sales	3.4%	4.2%
Restructuring and other charges	10,467	3,742	6,725	NM
Total operating expenses	191,012	180,534	10,478	5.8%
Operating income	151,206	119,791	31,415	26.2%
Operating expense as a % of sales	15.1%	15.7%
Operating income as a % of sales	11.9%	10.4%
Interest expense	43,140	39,221	3,919	10.0%
(Gain) loss on equity investments	(2,035)	3,472	(5,507)	NM
Other loss, net	1,796	1,699	97	5.7%
Income from continuing operations before taxes	108,305	75,399	32,906	43.6%
Provision for income taxes	20,225	13,069	7,156	54.8%
Effective tax rate	18.7%	17.3%
Income from continuing operations	$88,080	$62,330	$25,750	41.3%
Income from continuing operations as a % of sales	7.0%	5.4%
Diluted earnings per share from continuing operations	$2.49	$1.85	$0.64	34.6%
NM - Calculated change not meaningful.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales
For the third quarter and first nine months of 2024, Cardio & Vascular (“C&V”) sales increased $27.0 million, or 13%, and $80.6 million, or 13%, respectively, versus the comparable 2023 periods. The increase in C&V sales was driven by new product ramps in electrophysiology and structural heart, and the InNeuroCo and Pulse acquisitions. C&V sales for the third quarter and first nine months of 2024 included $13.5 million and $40.3 million, respectively, of sales from the recent Pulse and InNeuroCo acquisitions. Foreign currency exchange rate fluctuations did not have a material impact on C&V sales during the third quarter and first nine months of 2024 in comparison to 2023.
For the third quarter and first nine months of 2024, Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales increased $5.0 million, or 3%, and $30.4 million, or 7%, respectively, versus the comparable 2023 periods, driven by strong growth in emerging neuromodulation customers with PMA (premarket approval) products, and the Pulse acquisition. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales during the third quarter and first nine months of 2024 in comparison to 2023.
Advanced Surgical, Orthopedic & Portable Medical (“AS&O”) sales for the third quarter and first nine months of 2024 increased $2.6 million, or 12%, and $4.9 million, or 6%, respectively, versus the comparable 2023 periods, primarily driven by fulfillment timing of last-time-buy orders related to the planned multi-year Portable Medical exit announced in 2022. Foreign currency exchange rate fluctuations did not have a material impact on AS&O sales during the third quarter and first nine months of 2024 in comparison to the 2023 periods.
Gross Profit

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Gross profit (in thousands)	$116,568	$104,990	342,218	300,325
Gross margin	27.0%	26.5%	27.0%	26.1%
Gross margin for the third quarter and first nine months of 2024 increased 50 basis points and 90 basis points, respectively, compared to the comparable 2023 periods, primarily driven by higher sales volume leverage and efficiencies realized through our manufacturing excellence initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Three Months Ended
	September 27, 2024	September 29, 2023	Change
Compensation and benefits(a)	$23,379	$20,550	$2,829
Depreciation and amortization expense(b)	10,061	10,391	(330)
Professional fees(c)	4,189	3,746	443
Contract services(d)	3,573	2,921	652
Bank fees and charges(e)	905	974	(69)
All other SG&A	2,713	2,862	(149)
Total SG&A expense	$44,820	$41,444	$3,376

	Nine Months Ended
	September 27, 2024	September 29, 2023	Change
Compensation and benefits(a)	$72,311	$66,196	$6,115
Depreciation and amortization expense(b)	32,025	30,948	1,077
Professional fees(c)	11,694	11,045	649
Contract services(d)	10,464	8,603	1,861
Bank fees and charges(e)	2,594	2,163	431
All other SG&A	8,646	8,920	(274)
Total SG&A expense	$137,734	$127,875	$9,859
__________
(a)Compensation and benefits increased primarily due to annual merit increases and an increase in headcount related to the recent Pulse and InNeuroCo acquisitions.
(b)The changes in depreciation and amortization expense for the three and nine month periods were due to the mix and timing of depreciation and amortization of certain property, plant and equipment and intangible assets.
(c)Professional fees increased primarily due to higher legal expense related to general corporate matters.
(d)Contract services expense increased primarily due to higher software costs from information technology enhancements.
(e)The increase in bank fees and charges during the first nine months of 2024 was driven by increased accounts receivable factoring and supplier financing fees primarily due to the launch of accounts receivable factoring arrangements during 2023.
RD&E
RD&E expense for the third quarter and first nine months of 2024 was $11.9 million and $42.8 million, respectively, compared to $14.1 million and $48.9 million, respectively, for the third quarter and first nine months of 2023. The decreases in RD&E expense during the third quarter and first nine months of 2024 compared to the same periods in 2023 were primarily due to lower labor costs and the timing of program milestone achievements for customer funded programs. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

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
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Restructuring charges (gains)(a)	$714	$(103)	$3,031	$1,890
Acquisition and integration costs(b)	1,017	777	8,408	1,715
Other general expenses (gains)(c)	83	28	(972)	137
Total restructuring and other charges	$1,814	$702	$10,467	$3,742
__________
(a)Restructuring charges for the first nine months of 2024 and 2023 primarily consist of costs associated with our strategic reorganization and alignment and manufacturing alignment to support growth initiatives.
(b)Amounts for the first nine months of 2024 primarily include acquisition expenses related to the InNeuroCo and Pulse acquisitions. Amounts for the first nine months of 2023 primarily included integration expenses related to the Aran and Oscor acquisitions, partially offset by a benefit of $0.5 million to adjust the fair value of acquisition-related contingent consideration liabilities.
(c)Amounts include gains and losses in connection with the disposal of property, plant and equipment. In addition, during the second quarter of 2024 we recorded $1.2 million of loss recoveries relating to property damage which occurred in the fourth quarter of 2023 at one of our manufacturing facilities.
Refer to Note 9, “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense is as follows (dollars in thousands):

	Three Months Ended
	September 27, 2024		September 29, 2023		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$13,276	4.94%	$10,467	4.42%	$2,809	52
Amortization of deferred debt issuance costs and original issue discount	1,093	0.45	921	0.45	172	—
Losses from extinguishment of debt	—	—	87	0.04	(87)	(4)
Interest expense on borrowings	14,369	5.39%	11,475	4.91%	2,894	48
Other interest expense	208		18		190
Total interest expense	$14,577		$11,493		$3,084

	Nine Months Ended
	September 27, 2024		September 29, 2023		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$39,672	4.89%	$33,102	4.60%	$6,570	29
Gain on interest rate swap	—	—	(1,262)	(0.16)	1,262	16
Amortization of deferred debt issuance costs and original issue discount	2,962	0.41	2,608	0.41	354	—
Losses from extinguishment of debt	—	—	4,518	0.62	(4,518)	(62)
Interest expense on borrowings	42,634	5.30%	38,966	5.47%	3,668	(17)
Other interest expense	506		255		251
Total interest expense	$43,140		$39,221		$3,919
During 2024, contractual interest expense has increased due to higher average debt balance outstanding. The higher average debt balance outstanding is primarily the result of borrowings on our Revolving Credit Facility to fund the Pulse and InNeuroCo acquisitions.
Other components of interest expense on borrowings include gains on an interest rate swap contract and non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Gain on interest rate swap includes realized gains on an interest rate swap contract which matured as of June 30, 2023. Amortization of deferred debt issuance costs and original issue discount increased during 2024 compared to the same periods in 2023 as a result of higher unamortized balances related to new debt. The losses from extinguishment of debt during the first nine months of 2023 were related to prepayments of portions of the TLA Facility and full repayment of our seven-year “term B” loan (the “TLB Facility”) in connection with issuance of the 2028 Convertible Notes.
As of September 27, 2024 and December 31, 2023, approximately 46% and 51%, respectively, of our principal amount of debt are fixed rate borrowings.
See Note 7, “Debt,” of the Notes to the Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Gain) Loss on Equity Investments
(Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Equity method investment (gain) loss	$(1,153)	$199	$(2,282)	$220
Impairment charges on non-marketable equity securities	247	3,252	247	3,252
(Gain) loss on equity investments	$(906)	$3,451	$(2,035)	$3,472
Equity method investment (gain) loss for both periods in 2024 and 2023 relates to our share of equity method investee (gains) losses including unrealized appreciation/depreciation of the underlying interests of the investee. As of September 27, 2024 and December 31, 2023, the carrying value of our equity method investment was $10.1 million and $7.8 million, respectively.
During the third quarters of 2024 and 2023, we determined that, based upon available information, certain of our investments in non-marketable equity securities were impaired and determined the fair value to be zero. As a result, during the third quarters of 2024 and 2023 we recorded impairment charges of $0.3 million and $3.3 million, respectively. As of September 27, 2024 and December 31, 2023, the carrying value of our non-marketable equity securities was $0.2 million and $0.4 million, respectively.
See Note 14, “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other Loss, Net
Other loss, net for the third quarter and first nine months of 2024 were net losses of $0.9 million and $1.8 million, respectively, compared to net losses of $0.6 million and $1.7 million for the third quarter and first nine months of 2023, respectively. Other loss, net primarily includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits or Dominican peso.
The impact of exchange rates on transactions denominated in foreign currencies included in Other loss, net for the third quarter and first nine months of 2024 were net losses of $0.8 million and $1.7 million, respectively, compared to losses of $0.5 million and $1.7 million for the third quarter and first nine months of 2023, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Provision for Income Taxes
We recognized income tax expense of $7.1 million for the third quarter of 2024 on $43.4 million of income before taxes (effective tax rate of 16.4%), compared to an income tax expense of $5.1 million on $33.3 million of income before taxes (effective tax rate of 15.3%) for the same period of 2023. The income tax expense for the first nine months of 2024 was $20.2 million on $108.3 million of income before taxes (effective tax rate of 18.7%), compared to income tax expense of $13.1 million on income before taxes of $75.4 million (effective tax rate of 17.3%) for the same period of 2023. Income tax expense for the third quarter and first nine months of 2024 included discrete benefits of $1.6 million and $1.9 million, respectively. For the third quarter and first nine months of 2023, we recorded discrete tax expense of $0.8 million and $0.4 million, respectively.
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
Income (loss) from discontinued operations
For the third quarter and first nine months of 2024, we recognized losses from discontinued operations, net of income taxes, of $0.8 million and $0.9 million, respectively, compared to a loss of $0.9 million for the third quarter of 2023 and income of $2.0 million for the first nine months of 2023. Discontinued operations consists of the results of operations of the Electrochem business, the sale of which is expected to be completed by the end of October 2024.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Liquidity and Capital Resources
Sources of Liquidity

(dollars in thousands)	September 27, 2024	December 31, 2023
Cash and cash equivalents	$35,574	$23,674
Working capital from continuing operations(a)	$457,727	$382,497
Current ratio from continuing operations(a)	3.11	2.76
__________
(a)Excludes current assets and liabilities held for sale at September 27, 2024 and December 31, 2023.
Cash and cash equivalents at September 27, 2024 increased by $11.9 million from December 31, 2023, primarily as a result of cash generated by operating activities and net borrowings on our Revolving Credit Facility, mostly offset by purchases of property, plant and equipment and cash paid to acquire Pulse.
Working capital from continuing operations increased by $75.2 million from December 31, 2023, or $63.3 million excluding the increase in cash and cash equivalents. The increase in working capital, exclusive of cash and cash equivalents, primarily relates to positive fluctuations in accounts receivable, inventory and contract assets. Inventory increased from higher sales volume and product demand which also contributed to the increase in contract assets and accounts receivable.
At September 27, 2024, $21.9 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
As of September 27, 2024, our capital structure consisted of $1.079 billion of debt, net of deferred debt issuance costs and unamortized discounts and 34 million shares of common stock outstanding. As of September 27, 2024, we had access to $580.5 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit, and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of September 27, 2024, our contractual debt service obligations for the next twelve months, consisting of principal and interest on our outstanding debt, are estimated to be approximately $54 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
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
Credit Facilities and 2028 Convertible Notes
As of September 27, 2024, we had Senior Secured Credit Facilities that consist of an $800 million Revolving Credit Facility, with an outstanding principal balance of $216 million, and a TLA Facility with an outstanding principal balance of $375 million. The Revolving Credit Facility and TLA Facility mature on February 15, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for similar credit facilities.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
As of September 27, 2024, the conditions allowing holders of the 2028 Convertible Notes to convert had been met and, therefore, the 2028 Convertible Notes became eligible for conversion at the option of the holders beginning on July 1, 2024 and ending at the close of business on September 30, 2024. Subsequent to September 27, 2024, the sale price for conversion was satisfied as of September 30, 2024 and as a result, the Convertible Notes will continue to be eligible for optional conversion during the fourth quarter of 2024. Any determination regarding the convertibility of the 2028 Convertible Notes during future periods will be made in accordance with the terms of the indenture governing the 2028 Convertible Notes. If a conversion request occurs, we have the intent and ability to refinance the amounts that may become due with respect to the 2028 Convertible Notes using the available borrowing capacity under the Revolving Credit Facility. As such, these obligations with respect to the 2028 Convertible Notes continue to be classified as a long-term liability on the Condensed Consolidated Balance Sheet at September 27, 2024.
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following certain qualified acquisitions and (ii) an interest coverage ratio of at least 2.50:1.00. As of September 27, 2024, we were in compliance with these financial covenants. As of September 27, 2024, our Total Net Leverage Ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.6:1.0. For the twelve month period ended September 27, 2024, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 7.8:1.0.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us.
See Note 7, “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further information on the Company’s outstanding debt.
Factoring Arrangements
We utilize accounts receivable factoring arrangements with financial institutions to accelerate the timing of cash receipts and enhance our cash position. These arrangements, in all cases, do not contain recourse provisions, which would obligate us in the event of our customers’ failure to pay. During the first nine months of 2024, we sold, without recourse, $162.6 million of accounts receivable. We did not utilize receivable factoring arrangements prior to the second quarter of 2023. See Note 1, “Basis of Presentation” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information regarding our factoring arrangements.
Summary of Cash Flow
The following cash flow summary information includes cash flows related to discontinued operations.

	Nine Months Ended
(in thousands)	September 27, 2024	September 29, 2023
Cash provided by (used in):
Operating activities	$141,974	$124,626
Investing activities	(225,031)	(82,785)
Financing activities	95,625	(35,537)
Effect of foreign currency exchange rates on cash and cash equivalents	(668)	1,566
Net change in cash and cash equivalents	$11,900	$7,870
Operating Activities – During the first nine months of 2024, we generated cash from operations of $142.0 million, compared to $124.6 million for the first nine months of 2023. The increase of $17.3 million was the result of a $29.4 million increase in net income adjusted for non-cash items such as depreciation and amortization, partially offset by a $12.1 million decrease in cash flow provided by changes in operating assets and liabilities.
The increase in net income adjusted for non-cash items such as depreciation and amortization was primarily from higher sales volume and margin partially offset by higher acquisition costs due to the Pulse acquisition. The decrease associated with changes in operating assets and liabilities is primarily related to unfavorable cash flow impacts from accrued expenses. Accrued expenses included higher levels of profit sharing and bonus payments in the first nine months of 2024.
Investing Activities – The $142.2 million increase in net cash used in investing activities was primarily attributable to cash paid for an acquisition and increased purchases of property, plant and equipment. Investing activities for the first nine months of 2024 included net cash paid of $138.5 million for the Pulse acquisition.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Financing Activities – Net cash provided by financing activities for the first nine months of 2024 was $95.6 million compared to $35.5 million used in financing activities for the first nine months of 2023. Cash provided by financing activities for the first nine months of 2024 was primarily due to net borrowings on our Revolving Credit Facility of $117.0 million, primarily to fund the Pulse acquisition. The cash used in financing activities for the first nine months of 2023 was primarily related to the issuance of our 2028 Convertible Notes of $486.3 million, which was partially offset by $335.6 million in full repayment of our TLB Facility, $55.3 million in repayments on our TLA Facility, $59.4 million of net payments on our Revolving Credit Facility and $35.0 million of capped call purchases related to the issuance of our 2028 Convertible Notes.
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
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of September 27, 2024. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of September 27, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended September 27, 2024, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 1A.RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 5.OTHER INFORMATION
During the fiscal quarter ended September 27, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

Dated:	October 24, 2024	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Diron Smith
Diron Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)