Form 10-K
period 2024-12-31
Integer Holdings Corp
filed 2025-02-20
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2024
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.        ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the last sale price of $115.79, as reported on the New York Stock Exchange on that date was approximately $3.828 billion. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent stockholders of the registrant have been excluded. This exclusion should not be deemed a determination or an admission that these individuals are, in fact, affiliates of the registrant.
Shares of common stock outstanding as of February 14, 2025: 33,617,354
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are specifically incorporated by reference into the indicated parts of this report:

Document	Part
Proxy Statement for the 2025 Annual Meeting of Stockholders (which shall be filed with the U.S. Securities and Exchange Commission within 120 days after the end of
the fiscal year to which this report relates)
Part III, Item 10 “Directors, Executive Officers and Corporate Governance”

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accountant Fees and Services”

INTEGER HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024

PART I

ITEM 1.    BUSINESS

OVERVIEW
Integer Holdings Corporation, headquartered in Plano, Texas, is among the world’s largest medical device contract development and manufacturing organizations in the world, serving the cardiac rhythm management, neuromodulation, and cardio and vascular markets. As a strategic partner of choice to medical device companies and original equipment manufacturers (“OEMs”), we are committed to enhancing the lives of patients worldwide by providing innovative, high-quality products and solutions. Our brands include Greatbatch Medical® and Lake Region Medical®. Our primary customers include large, multi-national OEMs and their affiliated subsidiaries. When used in this report, the terms “Integer,” “we,” “us,” “our” and the “Company” mean Integer Holdings Corporation and its subsidiaries.
Over the past several years, Integer has evolved our Portfolio Strategy to focus on higher growth medtech markets where we possess differentiated capabilities. We exited our legacy non-Medical reportable operating segment, Electrochem, in the fourth quarter of 2024 and expect to complete the exit of our Portable Medical business, announced in early 2022, by the end of 2026. Integer continues to execute a tuck-in acquisition strategy that has added capabilities, leading brands and complementary technologies, increased customer penetration, and enhanced scale in our targeted growth markets. These markets are attractive to Integer because they have strong, long-term growth characteristics, and allow us to leverage our existing expertise in process technology and systems engineering to provide comprehensive solutions to our customers. Integer is now a pure-play medical technology company focused on Cardio & Vascular, Cardiac Rhythm Management and Neuromodulation markets.
During the fourth quarter of 2024, we began referring to our “Advanced Surgical, Orthopedics & Portable Medical” product line as the “Other Markets” product line, to better capture the evolving nature of our products and ongoing strategic focus. The name change has no impact on financial information previously reported.
Our Acquisitions and Divestitures
On October 31, 2024, we completed the sale of our wholly-owned subsidiary Electrochem Solutions, Inc. (“Electrochem”), which focused on nonmedical applications for the energy, military and environmental sectors. As a result, we classified the results of operations of Electrochem as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale on the Consolidated Balance Sheets as of December 31, 2023. All results and information are presented as continuing operations and exclude the Electrochem business unless otherwise noted or identified specifically as discontinued operations.
Refer to Note 3, “Discontinued Operations” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information about the divestiture of Electrochem.
On January 5, 2024, we acquired 100% of the outstanding capital stock of Pulse Technologies, Inc. (“Pulse”), a technology, engineering and contract manufacturing company focused on complex micro machining of medical device components for high growth structural heart, heart pump, electrophysiology, leadless pacing, and neuromodulation markets. Pulse also provides proprietary advanced technologies, including hierarchical surface restructuring (HSRTM), scratch-free surface finishes, and titanium nitride coatings. The acquisition of Pulse further increased our end-to-end development capabilities and manufacturing footprint in targeted growth markets and provides customers with expanded capabilities, capacity and resources to accelerate the time to market for customer products.
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
On April 6, 2022, we acquired 100% of the outstanding equity interests of Connemara Biomedical Holdings Teoranta, including its operating subsidiaries Aran Biomedical and Proxy Biomedical (collectively “Aran”). A recognized leader in proprietary medical textiles, high precision biomaterial coverings and coatings as well as advanced metal and polymer braiding, Aran delivers development and manufacturing solutions for implantable medical devices. Consistent with our strategy, the acquisition of Aran further increased our ability to offer complete solutions for complex delivery and therapeutic devices in high growth cardiovascular markets such as structural heart, neurovascular, peripheral vascular, and endovascular as well as general surgery.
Refer to Note 2, “Business Acquisitions,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information about the Pulse, InNeuroCo and Aran acquisitions.

REPORTING SEGMENT AND PRODUCT LINES
We operate our business in one reportable segment and derive our revenues from three principal product lines: Cardio & Vascular, Cardiac Rhythm Management & Neuromodulation and Other Markets. Prior to the divestiture of Electrochem, we operated in two reportable segments: Medical and Non-Medical. The divestiture of Electrochem, which was completed on October 31, 2024, also represented a sale of the Non-Medical segment as the Electrochem business constituted substantially all of the assets and liabilities and operations reported in the Non-Medical segment. Refer to Note 3 “Discontinued Operations,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information about the divestiture of Electrochem.
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
Structural Heart and Heart Failure. Structural heart and heart failure products include those used by cardiologists, echocardiographers, cardiac surgeons, and heart failure specialists to treat diseases or defects of the heart, such as valvular diseases and congenital defects. Integer provides components, subassemblies, and finished devices to these markets leveraging a wide range of technologies and capabilities. These include laser-cut and machined components, complex braided meshes, guidewires, introducer sheaths, steerable sheaths and delivery catheters, and implants used in transcatheter aortic valve replacement, balloon aortic valvuloplasty, transcatheter mitral valve repair and replacement, tricuspid mitral valve repair and replacement, atrial and defect closure, left ventricular assist, and shunt procedures.
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

Other Markets
We provide a broad range of products and services to other markets such as minimally invasive surgery, general surgery, orthopedics, and Portable Medical. Other markets are areas where Integer is not strategically focused.
Portable Medical. Our offerings include customized rechargeable batteries and chargers to power medical devices across multiple clinical markets including patient monitoring, ventilators, portable defibrillators, portable ultrasound and X-Ray machines.
During 2021, we initiated plans to exit our portable medical market to enhance profitability and reallocate manufacturing capacity to support growth. Since that time, we have been working closely with impacted customers to support the transition of these products to other suppliers. Due to quality and regulatory requirements, we expected it would take three to four years to complete this transition. We currently expect Portable Medical sales to wind down with the final sales and market exit occurring in 2025. Refer to “Divestiture and Market Exit,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report for additional information.
OTHER FACTORS IMPACTING OUR OPERATIONS
Customers
Our products are designed to provide reliable, long-lasting solutions that meet the evolving requirements and needs of our customers. The nature and extent of our commercial relationships with each of our customers are different in terms of breadth of products purchased, product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices. Contracts with customers can include rebates and tiered pricing arrangements based on predetermined volume levels, in which higher volume levels typically have lower pricing, or specific prices are offered to customers in exchange for increased volume levels and/or longer contract terms.  Typically, our contracts specify minimum order quantities and lead times.
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
Our customers include large multi-national medical device OEMs and their subsidiaries. During 2024, three of our customers, Abbott Laboratories, Boston Scientific and Medtronic were each in excess of 10% of total sales and collectively accounted for 47% of our total sales. We believe that the diversification of our sales among the various subsidiaries and market segments with those three customers reduces our exposure to negative developments with any one customer. The loss of a significant amount of business from any large customer or a further consolidation of such customers could have a material adverse effect on our financial condition and results of operations, as further explained in Item 1A, “Risk Factors,” of this report.
Sales and Marketing
With limited exceptions, we sell our products directly to our customers, including large, multi-national OEMs and their affiliated subsidiaries. In 2024, approximately 55% of our products sold were shipped to locations in the United States (“U.S.”). Sales within and outside the U.S. are primarily to customers whose corporate offices are located and headquartered in the U.S. Information regarding our sales by geographic area is set forth in Note 19, “Segment and Geographic Information,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report.
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
Firm backlog orders at December 31, 2024 were approximately $728 million. The majority of the orders outstanding at December 31, 2024 are expected to be shipped within one year.
Competition
The MDO manufacturing industry has traditionally been highly fragmented amongst several hundred companies, many of which we believe have limited manufacturing capabilities and limited sales and marketing expertise. We believe that very few companies offer the scope of manufacturing capabilities and services that we provide to medical device companies; however, we may compete in the future against other companies that provide broad manufacturing capabilities and related services. We compete against different companies depending on the type of product or service offered or the geographic area served. We also face competition from existing and prospective customers that employ in-house capabilities to produce some of the products we provide.
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
Acquisitions and Investments
One facet of our growth strategy is to acquire additional technology or manufacturing capabilities to expand our product offering in our key existing growth markets. We expect to continue to engage in business development activities and technology licensing arrangements to support our growth in these markets.
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
Some of the more significant product development opportunities we are pursuing are as follows:

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
Patents and Proprietary Technology
Our policy is to protect our intellectual property rights related to our technologies and products, and we rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our rights. Where appropriate, we apply for U.S. and foreign patents. We also are a party to license agreements with third parties under which we have obtained, on varying terms, exclusive or non-exclusive rights to patents held by them. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license is material in relation to any segment of our business or to our business as a whole. As of December 31, 2024, we owned 556 U.S. and foreign patents, and have license right to another 159 patents.
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

Due to the highly regulated nature of the products we produce, we have implemented strong quality systems across all sites which are supplemented by a corporate quality system that harmonizes the major functions across sites. The quality systems at our sites are compliant with and certified to various recognized international standards, requirements, and directives. Each site’s quality system is certified under an applicable International Organization for Standardization (“ISO”) quality system standard, such as ISO 13485 (Medical device and component sites). This certification requires, among other things, an implemented quality system that applies (where applicable) to the design and manufacture of components, assemblies and finished medical devices, including component quality and supplier control. Maintenance of these certifications for each facility requires periodic re-examination from accredited notified bodies.
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
Many of the raw materials that are used in our products are subject to fluctuations in market price. In particular, the prices of precious metals, such as gold or platinum, have historically fluctuated, and the prices that we pay for these materials, and, in some cases, their availability, are dependent upon general market conditions. In most cases, we have pass-through pricing arrangements with our customers that purchase components containing precious metals or have established firm-pricing agreements with our suppliers that are designed to minimize our exposure to market fluctuations.
We utilize competitive pricing methods such as bulk purchases, precious metal forward buys, blanket orders, and long-term contracts to secure supply.
As discussed more fully in Item 1A, “Risk Factors,” of this report, our business depends on a continuous supply of raw materials from a limited number of suppliers. If an unforeseen interruption of supply were to occur, we may be unable to obtain substitute sources for these raw materials on a timely basis, on terms acceptable to us or at all, which could harm our ability to manufacture our products profitably or on time. Additionally, we may be unable to quickly establish additional or replacement suppliers for these materials as qualifying an alternative material or supplier may take an extended amount of time and, in some instances, there may be a limited number of worldwide suppliers.
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
Government Regulation
Medical Device Regulation
Integer develops, manufactures, markets and sells products in multiple countries throughout the world and is therefore subject to regulation by numerous agencies and legislative bodies, including the FDA, European Medicines Agency, Health Product Regulatory Agency, Health Canada, Therapeutics Goods Administration and other comparable foreign counterparts. These regulatory requirements subject our products and our business to numerous risks that are specifically discussed within “Legal and Compliance Risks” under Item 1A, “Risk Factors,” of this report. A summary of critical aspects of our regulatory environment is included below.
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
The member countries of the EU have a single set of requirements that apply to all member countries and medical products. The EU is in the process of replacing its regulatory requirements from the European Medical Device Directives (“MDD”) and Active Implantable Medical Device Directive (“AIMDD”) to the European Medical Device Regulation (“EU-MDR”). The EU MDR became effective in May 2021, resulting in additional premarket and post-market requirements which must be in place by the timeline associated with the class of the device (Class III devices: by the end of 2027; Class III custom-made implantable devices: by May 26, 2026; Some Class IIb implantable devices: by the end of 2027; The remaining Class II devices: by the end of 2028; Unique Device Identification to be included on Class I devices by May 26, 2025). These directives require, and the EU-MDR requires, companies that wish to manufacture and distribute medical devices in the EU to obtain a CE Mark for those products. The CE Mark indicates the product has met minimum standards of performance, essential requirements, safety conformity assessment and quality. Companies must work with an EU recognized Notified Body to gain approval for the product and manufacturing site before obtaining free movement of products throughout the member countries. In Europe, our devices are considered Class I, Class IIa, or Class III, under MDD or AIMDD and will be in Class I, Class IIa or Class III under the EU-MDR.
In addition to the U.S. and EU, we have approval to manufacture or market our products in numerous other countries and therefore are subject to those countries’ regulations affecting, among other things, product standards, sterilization, packaging, labeling, and import requirements. We are also subject to on-site inspection by independent bodies with the authority to issue or not issue certifications we require to sell products in certain countries.  Many of the regulations applicable to our devices and products in these countries are similar to those of the U.S. or EU; however, others vary widely, ranging from simple product registrations to detailed submissions.
We believe that the procedures we use for quality control, development, testing, manufacturing, labeling, marketing and distribution of our medical devices conform to the requirements of all pertinent regulations.
Environmental Health and Safety Laws
We are subject to direct governmental regulation, including the laws and regulations generally applicable to all businesses in the jurisdictions in which we operate. We are subject to federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at our facilities and at off-site disposal locations. Our manufacturing and research, development and engineering (“RD&E”) activities may involve the controlled use of small amounts of hazardous materials. Liabilities associated with hazardous material releases arise principally under the Federal Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws that impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the offsite disposal of hazardous materials. We are not aware of any material noncompliance with the environmental laws currently applicable to our business and we are not subject to any material claim for liability with respect to contamination at any of our facilities or any offsite location. We may have environmental liability associated with historic operations as disclosed in Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report. We may also become subject to environmental liabilities in the future as a result of other historic or current operations.
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
Human Capital
Our Board of Directors and the executive team put significant focus on our human capital resources, as we strive to build leadership capability and create a diverse, inclusive work environment that inspires excellence. This cultural framework recognizes the value of individuals as critical to Integer’s operational strategy. As of December 31, 2024, Integer employed approximately 11,000 associates in addition to a contingent workforce of approximately 500 to assist with various projects and service functions and address peaks in staff requirements. As of December 31, 2024, our workforce is distributed as follows:
•41% in the U.S.;
•27% in Mexico;
•16% in Ireland;
•9% in the Dominican Republic;
•4% in Uruguay;
•3% in Malaysia; and
•less than 1% combined in China and Switzerland.
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
Leadership Development
Our success as a company is tied to the effectiveness of our leaders in setting direction, aligning resources and engaging our workforce in accomplishing our strategic goals. To that end we have built a foundation of leadership development resources and programs to enhance our leaders’ capabilities. This includes leadership competencies, feedback tools, and various online and virtual programs aligned to our talent programs and leadership competencies.
Competitive Pay/Benefits and Gender Equity
Our total rewards program is designed to attract, retain and motivate associates to contribute to Integer’s success, and includes market-competitive elements reflective of the geographies in which we operate. We incorporate many factors into associate pay decisions, including market comparisons of compensation and benefits for similar roles, individual associate skills and experience in their role, individual performance annually and over multiple years, and relative contributions to the Company’s short- and long-term success. Reflective of our commitment to diverse representation at Integer, we have analyzed the compensation of our senior leadership team and believe there is no pay gap between genders.

Inclusion and Non-Discrimination
Through our values and Code of Conduct, we strive to create a culture that unifies and embraces the uniqueness that each associate brings to Integer, which we believe positions us for long-term success. We are committed to creating a better, more inclusive company in which all of us accept, respect and value one another’s individual differences, encouraging different perspectives and ideas that improve team synergy and communication. We seek to instill an inclusive mindset in our leaders and associates and foster an inclusive work environment, so the Company can seek to realize the full value of its workforce. The Company has established and maintains six employee resource groups, which are voluntary, employee-led groups of associates who join based on common interests, backgrounds or demographic factors.
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
Available Information
Our Internet address is www.integer.net. We also make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning our executive officers is presented below as of February 20, 2025. The officers’ terms of office run from year to year until the first meeting of the Board of Directors occurring immediately following our Annual Meeting of Stockholders, and until their successors are elected and qualified, except in the case of earlier death, retirement, resignation or removal.
Joseph W. Dziedzic, age 56, is President and Chief Executive Officer of the Company and a member of our Board of Directors. He assumed that role on July 16, 2017 following his appointment as interim President & Chief Executive Officer on March 27, 2017. Mr. Dziedzic was the Executive Vice President and Chief Financial Officer of The Brink’s Company from 2009 to 2016, and prior to joining The Brink’s Company in 2009, he had a 20-year career with General Electric.
Margaret Carthy, age 61, is Executive Vice President, Quality and Regulatory Affairs. Ms. Carthy was promoted to her current position in January 2024 from Senior Vice President, Quality and Regulatory Affairs, which position she had held since 2022. During her 20 year career with Integer, Margaret has served in a variety of quality and regulatory roles at the plant and corporate levels, including Vice President of Quality and Regulatory for the Cardio & Vascular (C&V) product category from 2016 to 2022. Prior to joining our Company, Ms. Carthy was a Quality & Regulatory Leader for the European Region at Sola International, now Carl Zeiss.
John Harris, age 65, is Executive Vice President, Global Operations and Manufacturing Strategy. Mr. Harris was promoted to his current position in January 2024 from Senior Vice President, Operations for the Cardio & Vascular product line, which position he had held since 2022. During his 25-year career with Integer, John has held numerous executive roles, including also serving as Vice President of Operations for Cardio & Vascular product line from 2018 to 2022.
Payman Khales, age 55, is President, Cardio & Vascular, and joined the Company on February 20, 2018. Mr. Khales is also the leader for the Integer Market Focused Innovation strategic imperative. Prior to joining Integer, Mr. Khales was the President of the Environmental Technologies Segment at CECO Environmental Company from May 2014 through July 2017. Previously, he was employed by Ingersoll Rand Company where he held a variety of different roles in the United States and Canada, including Vice President Product Management for the global Power Tools division from January 2012 through April 2014, and Vice President Strategic Accounts & Channels from February 2010 through December 2011.
McAlister C. Marshall, II, age 55, is Senior Vice President, General Counsel, Chief Ethics and Compliance Officer and Corporate Secretary. He joined the Company in September 2021 on an interim basis and assumed his current role on a permanent basis in January 2022. Mr. Marshall was previously the Senior Vice President, General Counsel and Chief Administrative Officer at The Brink’s Company from July 2016 until December 2018, after serving as Vice President and General Counsel beginning in September 2008. Mr. Marshall continued to serve as a consultant for The Brink’s Company until December 2019.
Andrew Senn, age 43, is Senior Vice President, Strategy, Business Development and Investor Relations. Mr. Senn was promoted to the position of Senior Vice President, Strategy and Business Development in January 2022 and assumed the Investor Relations responsibilities in February 2023. From October 2015 to January 2022, Mr. Senn served as Vice President in various roles responsible for research & development, marketing and commercial sales. From January 2013 until the Company’s acquisition of Lake Region Medical in October 2015, he was responsible for research & development and program management for Lake Region Medical. Prior to joining Lake Region Medical, Mr. Senn served as Director of Program Management responsible for electrophysiology systems at St. Jude Medical from June 2009 until January 2013. From June 2003 to June 2009, Mr. Senn served in various engineering and program management roles at Lake Region Medical.
Diron Smith, age 52, is Executive Vice President and Chief Financial Officer. He assumed that role in October 2023 following his appointment as interim Chief Financial Officer in May 2023. Mr. Smith joined the Company in August of 2021 as Vice President, Financial Planning & Analysis. Prior to joining the Company, he served in various finance roles at Tiffany & Co., including Vice President, Finance Officer, Americas from January 2021 to August 2021, Vice President, Finance Officer, Global Supply & Distribution from October 2017 to January 2021, and Senior Director Finance, Global Jewelry Supply from March 2016 to October 2017. Prior to joining Tiffany & Co., Mr. Smith worked in finance at General Electric for 15 years and in assurance services at KPMG for five years.
Jim Stephens, age 51, is President, Cardiac Rhythm Management & Neuromodulation. He joined the Company in May 2023. Prior to joining Integer, Mr. Stephens served as President and Chief Executive Officer of HDT Global, a global manufacturer of highly engineered infrastructure solutions from 2020 until its sale in July 2021. Mr. Stephens also served for approximately 18 years in various leadership positions at Parker Hannifin Corporation, including from 2017 to 2020 as General Manager of its Stratoflex Products Division and from 2015 to 2017 as General Manager of its Aircraft Wheel & Brake Division. Earlier in his career, he held positions at domnick hunter (UK) and Ceridian Corporation.

Kirk Thor, age 61, is Executive Vice President and Chief Human Resources Officer. From 2013 until joining the Company in January 2018, Mr. Thor was Vice President for Global Talent Management & Organization Effectiveness at Flowserve Corporation. From 2007 to 2012, he served as Vice President for Talent Management & Organization Development at JC Penney. In February 2018, he assumed leadership for the Integer Culture strategic imperative.
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
•the timing for final sales of our Portable Medical products;
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

While it is not possible to create a comprehensive list of all factors that may cause actual results to differ from results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include, but in no way are limited to, the following:
•operational risks, such as our dependence upon a limited number of customers; pricing pressures and contractual pricing restraints we face from customers; our reliance on third-party suppliers for raw materials, key products and subcomponents; interruptions in our manufacturing operations; our ability to attract, train and retain a sufficient number of qualified associates to maintain and grow our business; the potential for harm to our reputation and competitive advantage caused by quality problems related to our products; our dependence upon our information technology systems and our ability to prevent cyber-attacks and other failures; global climate change and the emphasis on ESG (as defined below) matters by various stakeholders; our dependence upon our senior management team and key technical personnel; and consolidation in the healthcare industry resulting in greater competition;
•strategic risks, such as the intense competition we face and our ability to successfully market our products; our ability to respond to changes in technology; our ability to develop new products and expand into new geographic and product markets; and our ability to successfully identify, make and integrate acquisitions to expand and develop our business in accordance with expectations;
•financial and indebtedness risks, such as our ability to accurately forecast future performance based on operating results that often fluctuate; our significant amount of outstanding indebtedness and our ability to remain in compliance with financial and other covenants under the credit agreement governing our senior secured credit facilities (“Senior Secured Credit Facilities”); economic and credit market uncertainties that could interrupt our access to capital markets, borrowings or financial transactions; the conditional conversion feature of the 2028 Convertible Notes (as defined below) adversely impacting our liquidity; the conversion of our 2028 Convertible Notes, diluting ownership interests of existing holders of our common stock; the counterparty risk associated with our capped call transaction; the counter financial and market risks related to our international operations and sales; our complex international tax profile; and our ability to realize the full value of our intangible assets;
•legal and compliance risks, such as regulatory issues resulting from product complaints, recalls or regulatory audits; the potential of becoming subject to product liability or intellectual property claims; our ability to protect our intellectual property and proprietary rights; our ability to comply with customer-driven policies and third-party standards or certification requirements; our ability to obtain and/or retain necessary licenses from third parties for new technologies; our ability and the cost to comply with environmental regulations; legal and regulatory risks from our international operations; the fact that the healthcare industry is highly regulated and subject to various regulatory changes; and our business being indirectly subject to healthcare industry cost containment measures that could result in reduced sales of our products; and
•other risks and uncertainties that arise from time to time and are described in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

ITEM 1A.    RISK FACTORS

Our business faces many risks, and you should carefully consider the following risk factors, together with all of the other information included in this report, including the financial statements and related notes contained in Item 8, “Financial Statements and Supplementary Data,” and the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, when deciding to invest in us. Any of the risks discussed below, or elsewhere in this report or in our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or results of operations in the future. As a result, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.
Operational Risks
We depend heavily on a limited number of customers, and if we lose any of them or they reduce their business with us, we would lose a substantial portion of our revenues.
In 2024, our top three customers collectively accounted for approximately 47% of our revenues. Reductions in demand from these customers has negatively impacted our results of operations during prior fiscal years and may impact our future results of operations if material reductions in demand from any of these customers recur. We do not have long-term supply agreements with all of our customers, and our customers may not agree to renew or extend our supply agreements with them. Furthermore, many of our supply agreements do not contain minimum purchase level requirements and therefore there is no guaranteed source of revenue that we can depend upon under these agreements. In addition, we are dependent on the continued growth, viability and financial stability of these customers. The markets in which these customers operate are subject to rapid technological change, vigorous competition and short product life cycles. As a result, when these customers are adversely affected by these factors, we have in the past been and may in the future be similarly adversely affected. The loss of any large customer, a material reduction of business with that customer, or a delay or failure by that customer to make payments due to us, would harm our business, financial condition and results of operations.
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
Our business depends on a continuous supply of raw materials. The principal raw materials used in our business include platinum, stainless steel, gold, titanium, nitinol, lithium, palladium, iridium, tantalum, nickel cobalt, ruthenium, gallium trichloride, vanadium oxide, carbon monoflouride and plastics. The supply and price of raw materials may be susceptible to fluctuations due to transportation issues, government regulations, price controls, wars in Ukraine and the Middle East, increased tensions in Asia relating to China and Taiwan, changing geopolitical conditions, including any political instability resulting from war, terrorism, insurrections and foreign civil unrest, tariffs, worldwide economic conditions or other unforeseen circumstances. Increasing global demand for raw materials has caused prices of certain materials to increase. Significant increases in the cost of raw materials that cannot be recovered through increases in the prices of our products could adversely affect our results of operations. There can be no assurance that our customers will support or approve higher prices or that price increases and productivity gains or procurement deflation projects or savings will fully offset any raw material cost increases in the future. In addition, there are a limited number of worldwide suppliers of several raw materials needed to manufacture our products. For reasons of quality, cost effectiveness or availability, we obtain some raw materials from a single supplier. Although we work closely with our suppliers to seek to ensure continuity of supply, we may not be able to continue to procure raw materials critical to our business in sufficient quantities or at all or to procure them at acceptable price levels. A disruption or delay in deliveries from our suppliers, price increases or decreased availability of raw materials could have an adverse effect on our ability to meet our commitments to our customers and increase our operating costs. Finally, continued uncertainty around inflationary pressures and macroeconomic conditions have increased the risk of creating new, or exacerbating existing, economic challenges we face with regard to our supply chain. Inflation has the potential to increase our overall cost structure, and sustained inflation has resulted in, and may continue to result in, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. While we have implemented cost containment measures and taken other actions to offset these inflationary pressures in our global supply chain, we may not be able to completely offset all the increases in our operational costs.
We rely on third-party manufacturers to supply many of the products and subcomponents that are incorporated into our products and components. These third-party manufacturers have their own complex supply chains and related risks, whether due to the shipping risks described below, the raw material and availability risks described above, or other causes. Manufacturing problems may occur with these and other outside sources, as a supplier may fail to develop or manufacture products and subcomponents for us on a timely basis, or may supply us with products and subcomponents that do not meet our quality, quantity and cost requirements. Our third-party suppliers are also subject to shipping risks, including container shortages, blocked shipping lanes, and port backlogs. If any of these problems occur, we may be unable to obtain substitute sources for these products and subcomponents on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time. In addition, to the extent the processes our third-party suppliers use to manufacture products and subcomponents are proprietary, we may be unable to obtain comparable products and subcomponents from alternative suppliers.
Our business is also subject to potential increased costs and expenses and others risks resulting from existing and potential future U.S. and foreign legislation, regulations and trade agreements relating to the products we manufacture outside of the U.S and import into the U.S. and other materials we import, including the tariffs on steel that the U.S. has imposed, the tariffs that the new U.S. presidential administration has imposed or threatened to impose, particularly relating to imports into the U.S. from Canada, Mexico (where we currently manufacture a significant portion of our products) and China, and other quotas, duties, tariffs or taxes or restrictions on imports, all or any of which could adversely affect our operations, increase the costs of products that we manufacture outside the U.S. or adversely impact our profits or margins. Adverse changes in import costs and restrictions, including tariffs, or the failure by us or our suppliers to comply with trade regulations or similar laws, could harm our business. If additional tariffs or trade restrictions are implemented by the U.S. or other countries in connection with a global trade war, the cost of our products manufactured in Mexico or other countries and imported into the U.S. or other countries could increase further, which, in turn, could adversely affect the demand for these products, make our products less competitive and have an adverse effect on our business and results of operations. Further such tariffs and, if enacted, any further legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in Europe, Asia, and other countries, could adversely impact our ability to sell products in our international markets. We cannot predict whether new or additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased or other restrictions on our imports will be imposed in the future or adversely modified, or what effect any such future actions would have on our costs of operations. Future quotas, duties or tariffs may adversely affect our business, financial condition, results of operations or cash flows. In addition, future trade agreements or a global trade war could also provide our competitors with an advantage over us, or increase our costs, either of which could adversely affect our business, financial condition, results of operations or cash flows.

Interruptions of our manufacturing operations could delay production and adversely affect our operations.
Our products are designed and manufactured in facilities located around the world. In most cases, the manufacturing of specific product lines is concentrated in one or a few locations. If an event (including any weather or natural disaster-related event or a resurgence of the COVID-19 pandemic or other similar pandemic event) occurred that resulted in material damage, loss or incapacitation of one or more of these manufacturing facilities or if we lacked sufficient labor to fully operate any of our facilities, we may not be able to transfer the manufacture of the relevant products to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for a number of reasons, including but not limited to a lack of necessary relevant manufacturing capability or capacity at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies. Other disruptions in our manufacturing operations for any reason, including equipment malfunction, failure to follow specific protocols and procedures, or environmental factors could lead to an inability to supply our customers with our products, unanticipated costs, lost revenues and damage to our reputation. In addition, our business involves complex manufacturing processes and the use of various hazardous materials, chemicals and other regulated substances, such as trichloroethylene, which can be dangerous to our associates. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur. Any accident, such as a chemical spill or fire, could result in significant manufacturing delays or claims for damages resulting from injuries, which would harm our business, results of operations and financial condition. The potential liability resulting from any such accident or death, to the extent not covered by insurance, could harm our financial condition or operating results. Any disruption of operations at any of our facilities, and in particular our larger facilities, could result in production delays, which could adversely affect our operations and harm our business.
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
We are a global company with a complex business model. In the ordinary course of business, our operations are, and in the future are expected to continue to be, dependent on digital technologies and information technology (“IT”) systems. Due to the complex nature of our business, and due to policies we have in place allowing certain of our employees to work from home from time to time, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data. We use these technologies and systems for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. The security of this information and these systems are important to our operations and business strategy. Our IT systems and infrastructure have been, and in the future are expected to continue to be, subject to the risk of cyber-attacks by hackers or malware, or breach due to associate error, malfeasance or other disruptions, including natural disasters, failures in hardware or software and power fluctuations. As the techniques used to obtain unauthorized access, disable or degrade service or sabotage infrastructure and systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. If our systems for protecting against cybersecurity risks or other IT disruptions prove insufficient, our business could be disrupted, resulting in numerous consequences, including temporary or permanent loss of, damage to, third party access to, or misappropriation or public disclosure of our or a third party’s intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; litigation, including individual claims, consumer class actions and commercial litigation; regulatory intervention and sanctions or fines; prolonged negative publicity; and increased costs required to prevent, respond to, or mitigate such cybersecurity attacks or IT disruptions. In addition, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed or stolen. Emerging technologies such as generative artificial intelligence (AI) may be used by malicious actors to identify vulnerabilities, create more targeted and sophisticated phishing narratives or otherwise strengthen social engineering capabilities, which may increase our threat landscape. Vulnerabilities may be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party vendors. These risks could harm our reputation and brand, and our relationships with customers, suppliers, employees and other third parties, and may result in claims or proceedings against us. In certain circumstances, we may rely on third-party vendors to process, store and transmit data for our business whose operations are subject to similar risks. While we conduct security risk assessments prior to engaging third party suppliers and other vendors and business partners to validate that they maintain appropriate safeguards to protect our and their information systems in connection with the services they provide, as described below in greater detail under Item 1C, “Cybersecurity,” it is possible that they suffer a cybersecurity attack that negatively impacts us. These risks could have a material adverse effect on our business, financial condition and results of operations. If we are unable to protect our business against or efficiently respond to cybersecurity attacks, it could have a material adverse impact on our business, results of operations and financial condition.
Additionally, the legal and regulatory environment surrounding information security and privacy is increasingly demanding, with the imposition of new and changing requirements across businesses, including SEC rules requiring timely public disclosure of material cybersecurity incidents. We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data in the U.S. and in other countries, including, but not limited to, HIPAA, HITECH, the California Privacy Rights Act and the EU’s General Data Protection Regulation (“GDPR”). The GDPR imposes stringent EU data protection requirements and provides for significant penalties for noncompliance. HIPAA also imposes stringent data privacy and security requirements and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations, and noncompliance with the laws and regulations could results in material fines or litigation.

Global climate change and related emphasis on environmental, social and governance (“ESG”) matters by various stakeholders could negatively affect our business or the price of our common stock.
Customer, investor and employee expectations relating to ESG have been rapidly evolving and increasing. In addition, governmental and non-governmental organizations are enhancing or advancing requirements specific to ESG matters. The heightened stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. Stakeholders may begin to request or require disclosures on ESG topics such as greenhouse gas emissions, human capital matters and specific ESG-risk management practices, and we expect this trend to continue and be amplified by existing and potential legislation, such as the Corporate Sustainability Reporting Directive in the European Union and the SEC climate rules. A failure to adequately meet stakeholder expectations may result in material noncompliance, the loss of business, reputational impacts, reduced investor demand to purchase or continue to hold our common stock, diluted market valuation and an inability to attract customers. In addition, our adoption of certain standards or mandated compliance with certain requirements could necessitate additional investments that could increase our operating costs and have a negative impact on our profitability.
The long-term effects of global climate change are difficult to predict and may be widespread. Global climate change could disrupt our operations by impacting the availability and cost of materials within our supply chain and could also increase our other operating costs. The economic and market uncertainty created by transitioning to low-carbon alternatives may result in reduced demand or product obsolescence for certain of our customers’ products, which in turn would result in reduced profit margin associated with certain of our customers, or loss of customers that we may not be able to replace. Further, increased public awareness and concern regarding global climate change may result in new or enhanced legal requirements to reduce or mitigate the effects of greenhouse gas emissions. If legislation or regulations are enacted in jurisdictions in which we do business that are more stringent than our current obligations, we and companies in our supply chain may experience increased compliance burdens and costs to meet these obligations, which could cause disruption in the sourcing, manufacturing and distribution of our products and adversely affect our business, financial condition or results of operations. Additionally, the impacts of climate change may further include customer preferences and requirements. Failure to meet these preferences or requirements could potentially result in loss of market share.
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
If the markets for our products do not grow as we or industry experts forecast, our revenues could be less than expected. Furthermore, it is difficult to predict the rate at which the markets for our products will grow or if new and increased competition will result in market saturation. Slower growth in the cardiac rhythm management, neuromodulation, and cardio and vascular markets in particular would adversely impact our revenues. In addition, we face the risk that our products will lose widespread market acceptance. Our customers may not continue to utilize the products we offer and a market may not develop for our future products.

We have in the past spent, and in the future may need to spend, more time and resources than we expect to develop, market and introduce new products. We may at times determine that it is not technically or economically feasible for us to continue to manufacture certain products and we may not be successful in developing or marketing replacement products. Additionally, new products and technologies that we develop may not be rapidly accepted because of industry-specific factors, including the need for regulatory clearance, entrenched patterns of clinical practice and uncertainty over third-party reimbursement, and we may not be able to recover all or a meaningful part of our investment in the new products and technologies. If any of these events occurs, our business will be harmed and our revenues and operating results will be adversely affected.
We may face intense competition that could harm our business, including competitors, in-sourcing and the possibility of dual sourcing; and we may be unable to compete successfully against new entrants and established companies with greater resources.
Competition in connection with the manufacturing of our medical products across all of our product lines, which is fragmented and subject to rapid technological change, has intensified in recent years and may continue to intensify in the future. We encounter significant competition across our product lines and in each market in which our medical products are sold from various medical device companies, some of which may have greater financial, operational, personnel, sales, technical and marketing resources than we do and are more well-established. In addition, our medical customers have in the past elected, and may in the future elect, to in source production or implement supplier diversification initiatives. Such actions have in the past resulted in, and may in the future result in, the customer manufacturing or dual sourcing some or all of the components or products that we currently supply to them, which could cause our operating results to suffer.
If we do not respond to changes in technology, our products may become obsolete or less competitive and we may experience a loss of customers and lower revenues.
We sell our products to customers in several industries that are characterized by extensive research and development, rapid technological changes, new product introductions and evolving industry standards. Without the timely introduction of new products, technologies and enhancements, our products and services will likely become technologically obsolete or less competitive over time and we may lose or see a reduction in business from a significant number of our customers. We dedicate a significant amount of effort and resources to the development of our products, technologies and enhancements. Our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, develop or acquire new technologies and enhancements (including but not limited to artificial intelligence), secure intellectual property protection for our products, and manufacture products in a cost-effective manner. In addition, we would be harmed if our products and technologies do not meet customer requirements and expectations. Our inability, for technological or other reasons, to successfully develop and introduce new and innovative products, technologies and enhancements could result in a loss of customers and lower revenues.
We intend to develop new products and expand into new geographic and product markets, which may not be successful and could harm our operating results.
We intend to develop new and modified products using our existing technologies and engineering capabilities and to continue to expand into new geographic and product markets. These efforts have required, and will continue to require, us to make substantial investments, including significant RD&E expenditures and capital expenditures for new, expanded or improved manufacturing facilities. Additionally, many of the new products we are developing take longer and more resources to develop and commercialize than those products we are currently marketing, including more time and resources required to obtain regulatory approvals.
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
One facet of our growth strategy is to make acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional or enhanced products to our existing customers and to expand our business into related markets. Our continued growth through acquisitions depends on our ability to successfully identify and acquire companies that complement or enhance our existing business on acceptable terms. We may not be able to identify or complete future acquisitions. In addition, we will need to comply with the terms of our Senior Secured Credit Facilities and any future financing that we may incur, to pursue and complete future acquisitions. In connection with pursuing this growth strategy, some of the risks that we may encounter include expenses associated with and difficulties in identifying potential targets, the costs associated with unsuccessful acquisitions, the acquisition or assumption of unexpected or unanticipated liabilities or costs resulting from the acquisition of a target company or the operation of an acquired business, and higher prices for acquired companies because of significant competition for attractive acquisition targets.
Successful integration and anticipated benefits of acquisitions cannot be assured and integration matters could divert attention of management away from operations.
Part of our business strategy includes acquiring additional businesses and assets, which we have done in each of the last six years. If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings. Our ability to realize the anticipated benefits from acquisitions will depend, to a large extent, on our ability to integrate these acquired businesses with our legacy businesses. Integrating and coordinating aspects of the operations and personnel of the acquired business with legacy businesses involves complex operational, technological and personnel-related challenges. This process is time-consuming and expensive, disrupts the businesses of both companies and may not result in the achievement of the full benefits expected by us, including cost synergies expected to arise from supply chain efficiencies and overlapping general and administrative functions.
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
•incompatibility of purchasing, logistics, marketing, administration and other systems and processes; and
•unforeseen or unexpected liabilities or costs related to the acquisition of a target company or the operation of an acquired business, which may be beyond the scope of any applicable insurance coverage we may have.
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
We may not be able to maintain the levels of operating efficiency that acquired companies or businesses have achieved or might achieve separately. Successful integration of each acquisition will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Difficulties in integration may be magnified if we make multiple acquisitions over a relatively short period of time. Because of difficulties in combining and expanding operations, we may not be able to achieve the cost savings and other benefits that we hoped to achieve after these acquisitions.

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
At December 31, 2024, we had $1.0 billion in principal amount of debt outstanding under the Senior Secured Credit Facilities and the 2.125% convertible senior notes due 2028 (the “2028 Convertible Notes”). As of December 31, 2024, our debt service obligations, comprised of principal and interest on our outstanding indebtedness and commitment fees on the unused portion of our Revolving Credit Facility, are estimated to be approximately $52 million for 2025. The outstanding indebtedness and the terms and covenants of the agreements under which this debt was incurred, could, among other things:
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

The conditional conversion feature of the 2028 Convertible Notes could adversely affect our financial condition and operating results.
The holders of our 2028 Convertible Notes have had the ability to, and may in the future continue to have the ability to, convert their notes at their option prior to the scheduled maturities. One of the conditional conversion features of the 2028 Convertible Notes has been triggered from time and time at the end of calendar quarters, including as of December 31, 2024, due to the trading price of our common stock exceeding 130% of the 2028 Convertible Notes conversion price on at least 20 out of the 30 consecutive trading days prior to such date. As a result, the 2028 Convertible Notes are convertible at the option of the holders, in whole or in part, until March 31, 2025. Whether the 2028 Convertible Notes will be convertible in any future period will depend on the satisfaction of this condition or another conversion condition at such time. If one or more noteholders elect to convert their 2028 Convertible Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, holders of our 2028 Convertible Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the indenture governing the 2028 Convertible Notes), at a repurchase price equal to the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any, to but not including, the fundamental change repurchase date. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2028 Convertible Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2028 Convertible Notes or pay the cash amounts due upon conversion. Our failure to repurchase the 2028 Convertible Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the 2028 Convertible Notes. A default under the indenture governing the 2028 Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, including the 2021 Credit Agreement governing the Senior Secured Credit Facilities, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2028 Convertible Notes.
If a conversion request occurs, we have the intent and ability to refinance the amounts that may become due with respect to the 2028 Convertible Notes using available borrowing capacity under the Revolving Credit Facility. As such, the obligations associated with the 2028 Convertible Notes were classified as a long-term liability on the Consolidated Balance Sheets as of December 31, 2024. As of December 31, 2024, the borrowing capacity under our Revolving Credit Facility was $668.7 million, which exceeded the $500.0 million outstanding principal amount of the 2028 Convertible Notes. Even if holders of the 2028 Convertible Notes do not elect to convert their notes, or if our available borrowing capacity under our Revolving Credit Facility were to fall below the outstanding principal amount of the 2028 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2028 Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The conversion of some or all of our 2028 Convertible Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such 2028 Convertible Notes. Our 2028 Convertible Notes have in the past been and currently are through March 31, 2025, and may in the future become, convertible at the option of their holders under certain circumstances. If holders of our 2028 Convertible Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.
In connection with the pricing of the 2028 Convertible Notes, we entered into capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of any 2028 Convertible Notes and/or offset or substantially offset any cash payments we are required to make in excess of the principal amount of converted 2028 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.

In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2028 Convertible Notes (and are likely to do so on each exercise date for the capped call transactions or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the 2028 Convertible Notes). This activity could cause or avoid an increase or decrease in the market price of our common stock.
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
Our sales outside the U.S., which accounted for approximately 45% of sales for 2024, and our operations in Europe, Asia, Mexico, South America, Central America and the Caribbean are and will continue to be subject to a number of risks and potential costs, including:
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
•trade protection measures, including costs we may incur as a result of the enactment of new tariffs or changes in existing tariffs (in particular, the potential new tariffs imposed by the new U.S. presidential administration on goods imported into the U.S. from Mexico, where we currently manufacture a significant portion of our products) or our inability to pass these tariff costs on to our customers, and import and export licensing requirements;
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
The tax regimes we are subject to or operate under may be subject to significant changes, and changes in international tax laws or additional changes in U.S. tax laws could materially affect our financial position and results of operations. Changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability. Certain provisions of the Inflation Reduction Act passed in 2022, including a 15% corporate alternative minimum tax, as well as the similar 15% global minimum tax under the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Global Anti-Base Erosion Rules, may impact our income tax expense, profitability, and capital allocation decisions and may negatively impact our effective tax rate. If tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is possible such changes could adversely impact our financial results.
Our effective income tax rate is the result of the income tax rates in the various countries in which we do business. Our mix of income and losses in these jurisdictions affects our effective tax rate. For example, relatively more income in higher tax rate jurisdictions would increase our effective tax rate and thus lower our net income. Similarly, if we generate losses in tax jurisdictions for which no benefits are available, our effective income tax rate will increase. Our effective income tax rate may also be impacted by the recognition of discrete income tax items, such as required adjustments to our liabilities for uncertain tax positions or our deferred tax asset valuation allowance. Our effective income tax rate has fluctuated from 13.0% in 2022, to 15.4% in 2023 and to 18.0% for 2024. A significant increase in our effective income tax rate could have a material adverse impact on our earnings.
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
At December 31, 2024, we had $1.8 billion of goodwill and other intangible assets, representing 58% of our total assets. These intangible assets consist primarily of goodwill, trademarks, tradenames, customer lists and patented technology arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested annually or upon the occurrence of certain events that indicate that the assets may be impaired. Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events that indicate that the assets may not be recoverable. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, our significant amount of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. In the event of a significant charge to earnings, the market price of our common stock could be adversely affected. In addition, intangible assets with definite lives, which represent $688.0 million of our net intangible assets at December 31, 2024, will continue to be amortized. These expenses will continue to reduce our future earnings or increase our future losses. The accounting for intangible assets requires reliance on forward-looking estimates of sales and/or earnings. Estimating the future performance of our business is extremely challenging and the range of deviation from internal estimates could be more significant in the current market environment.

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
In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by the presidential administrations of both major U.S. political parties, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system, including by amending, repealing or replacing the Patient Protection and Affordable Care Act. It is unclear how such reforms will progress under the new U.S. presidential administration. Elements of health care reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered and may materially adversely impact numerous aspects of our business, results of operations and financial condition.
Our business is indirectly subject to healthcare industry cost containment measures that could result in reduced sales of our products.
Several of our customers rely on third-party payors, such as government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of governments, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third-party payors for procedures in which our products are used. If this occurs, sales of medical devices may decline significantly and our customers may reduce or eliminate purchases of our products or demand further price reductions. The cost containment measures that healthcare payors are instituting, both in the U.S. and internationally, could reduce our revenues and harm our operating results.

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
Managing Material Cybersecurity Risks Within Our Overall Risk Management Framework
We have strategically and deliberately integrated cybersecurity risk management into our broader risk management framework to promote a Company-wide culture of cybersecurity risk management. This integration seeks to ensure that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management-level Security, Privacy and Compliance Committee (the “SPCC”) was established to help ensure that the Company’s information security strategy supports our business operations and that the Company complies with applicable laws and regulations with respect to privacy and other cybersecurity matters. The SPCC is also primarily responsible for monitoring and responding to cybersecurity threats as they arise. The SPCC meets quarterly and as necessary. The SPCC is a cross-functional committee, and its members include Company officers and associates involved in various aspects of the Company’s governance and operations, including our General Counsel, Corporate Controller, Chief Information Officer, Head of Environmental, Health, Safety and Security and others, and is chaired by our Chief Information Security Officer (“CISO”). In addition, we have established a management-level Cyber Disclosure Escalation Committee (the “CDEC”) to assist in the evaluation of cybersecurity incidents that may arise from time to time and the potential need for public disclosure of any such incident. The CDEC meets quarterly and on an ad hoc basis as necessary, and it reports to our CEO and other members of the Company’s senior management.
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

Risks from Cybersecurity Threats
Based upon the information that we have as of the end of the year covered by this report, we do not believe that any risks from any cybersecurity threat or from any previous cybersecurity incident have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, the risks from cybersecurity threats and incidents continue to increase, and the preventative actions we have taken and continue to take to reduce the risk of cybersecurity threats and incidents may not successfully protect against all such threats and incidents, and, as a result, there can be no assurance that we or the third parties we interact with will not experience a cybersecurity event in the future that will materially affect us. For more information on risks to us from cybersecurity threats see Item 1A, “Risk Factors,” under the heading “Our operations are subject to cyber-attacks and other information technology disruptions that could have a material adverse effect on our business, results of operations and financial condition.”
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
Risk Management Personnel
Our CISO is primarily responsible for assessing, monitoring and managing our cybersecurity risks and has worked in the cybersecurity field since 1996. His background includes both the public and private sectors. Our CISO has served in his position with the Company since 2020 and has built out a comprehensive security program for the Company by adding cybersecurity capabilities and aligning our cybersecurity systems to leading industry standards, including the National Institute of Standards and Technology Cybersecurity Framework. In addition, our CISO oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our cybersecurity training program for associates.
Company Processes for Monitoring Cybersecurity Incidents
The CISO is regularly informed about developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CISO works with the SPCC to implement and oversee processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to seek to identify potential vulnerabilities. If a cybersecurity event involving the Company were to occur, the CDEC would be engaged to initially evaluate the potential materiality of the event and the potential need for public disclosure, and the SPCC and other members of senior management would be engaged to determine the timing and extent of the response and to consider whether any future vulnerabilities are expected. As part of this evaluation, the Company, through the SPCC, would also work to identify actions to seek to mitigate the impact and long-term strategies for remediation and prevention of future incidents. After an initial evaluation by the CDEC, the relevant information regarding the cybersecurity event and its potential materiality would also be promptly raised to the Company’s Disclosure Committee for further review and evaluation as to whether public disclosure would be required.

ITEM 2.    PROPERTIES

Our principal executive office and headquarters is located in Plano, Texas, in a leased facility. As of December 31, 2024, we operated 15 facilities in the U.S., 4 in Europe, 3 in Mexico, 2 in Asia, 1 in the Dominican Republic and 1 in South America. Of these facilities, 20 were leased and 6 were owned. We occupy approximately two million square feet of manufacturing and RD&E space worldwide. We believe the facilities we operate and their equipment are effectively utilized, well maintained, generally are in good condition, and will be able to accommodate our capacity needs to meet current levels of demand. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities or expand or dispose of existing facilities.

ITEM 3.    LEGAL PROCEEDINGS

For information regarding certain legal proceedings pending against us, see Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report.

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
Stockholders. According to the records of our transfer agent, there were approximately 100 holders of record of our common stock on February 14, 2025. Because many of these shares are held by brokers and other institutions on behalf of the ultimate beneficial holders of these shares, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following graph compares, for the five year period ended December 31, 2024, the cumulative total stockholder return for Integer Holdings Corporation, the Russell 2000 Index, and iShares US Medical Devices ETF. The graph assumes that $100 was invested on December 31, 2019 and assumes reinvestment of dividends. No adjustments have been made for the value provided to shareholders for spin-offs. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

Total Return Performance
Index Value
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Integer Holdings Corporation
Russell 2000 Index
iShares US Medical Devices ETF

Company/Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24

Integer Holdings Corporation	$100.00	$100.94	$106.42	$85.12	$123.19	$164.76
Russell 2000 Index	100.00	104.63	134.21	114.78	131.59	142.19
iShares US Medical Devices ETF	100.00	124.18	150.30	120.67	124.55	135.27
Unregistered Sales of Equity Securities
During the three months ended December 31, 2024, the Company issued 13 shares of its unregistered common stock upon settlement of conversions of an aggregate of $4,000 in principal amount of the 2028 Convertible Notes. These shares of the Company’s common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. We did not receive any proceeds upon conversion.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing in Item 8, “Financial Statements and Supplementary Data,” of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading Item 1A, “Risk Factors,” of this report. Unless otherwise stated, all results and comparisons below represent results from continuing operations.
Our Business
•Our business
•Impact of global events
•Business acquisitions
•Divestiture and market exit
•Discontinued operations
Our Financial Results
•Fiscal 2024 compared with fiscal 2023
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
We operate our business in one segment and derive our revenues from three product lines: Cardio & Vascular, Cardiac Rhythm Management & Neuromodulation and Other Markets. Prior to the divestiture of Electrochem, we operated in two reportable segments: Medical and Non-Medical.
Impact of Global Events
Our future results of operations and liquidity could be materially adversely affected by uncertainty surrounding macroeconomic and geopolitical factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, elevated interest rates, disruptions in the commodities’ markets as a result of the conflict between Russia and Ukraine and conflicts in the Middle East, including Israel and Iran, and the introduction of or changes in tariffs or trade barriers. The impact of these issues on our business will vary by geographic market and product line, but specific impacts to our business include increased borrowing costs, labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, delays in shipments to and from certain countries and potential increased expenses resulting from tariffs or other trade barriers. We monitor economic conditions closely. In response to reductions in revenue, we can take actions to align our cost structure with changes in demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions and other developments.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Business Acquisitions
We selectively evaluate acquisitions as a means to acquire additional technology or manufacturing capabilities to expand our product offering in our key existing growth markets. Consistent with our tuck-in acquisition strategy, since the beginning of 2022 we have completed the following acquisitions, including those that impact the comparability of our results between periods:
Subsequent to the end of the 2024, on January 7, 2025, we acquired substantially all of the assets and assumed certain liabilities of certain subsidiaries of Katahdin Industries, Inc., including its main operating subsidiary, Precision Coating LLC (collectively “Precision”). Prior to the acquisition, Precision was a privately-held manufacturer specializing in high value surface coating technology platforms, including fluoropolymer, anodic coatings, ion treatment solutions and laser processing. Based in Massachusetts, Precision has additional locations in the New England area and an additional facility in Costa Rica. The acquisition of Precision increased our service offerings to include differentiated and proprietary coatings capabilities that position us to better meet customers’ evolving needs. Given the January 7, 2025 closing date of the acquisition, Precision’s results are not included in this MD&A and the disclosures included herein. Refer to Note 21, “Subsequent Events,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information about the acquisition of Precision.
On January 5, 2024, we acquired Pulse, a privately-held technology, engineering and contract manufacturing company focused on complex micro machining of medical device components for high growth structural heart, heart pump, electrophysiology, leadless pacing, and neuromodulation markets. Pulse also provides proprietary advanced technologies, including hierarchical surface restructuring (HSRTM), scratch-free surface finishes, and titanium nitride coatings. The acquisition of Pulse further increased our end-to-end development capabilities and manufacturing footprint in targeted growth markets and provides customers with expanded capabilities, capacity and resources to accelerate the time to market for customer products.
On October 1, 2023, we acquired substantially all of the assets and assumed certain liabilities of InNeuroCo, a recognized leader in neurovascular catheter innovation with strong development and manufacturing capabilities. InNeuroCo’s expertise and highly differentiated neurovascular catheter innovation complements our existing capabilities and market focus. Consistent with our strategy, the addition of InNeuroCo further increased our ability to provide enhanced solutions to our customers in the neurovascular catheter space.
On April 6, 2022, we acquired Aran, a recognized leader in proprietary medical textiles, high precision biomaterial coverings and coatings as well as advanced metal and polymer braiding, Aran delivers development and manufacturing solutions for implantable medical devices. The acquisition of Aran further increased our ability to offer complete solutions for complex delivery and therapeutic devices in high growth cardiovascular markets such as structural heart, neurovascular, peripheral vascular, and endovascular as well as general surgery.
Refer to Note 2, “Business Acquisitions,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information about the acquisitions of Pulse, InNeuroCo and Aran.
Divestiture and Market Exit
On October 31, 2024, we completed the sale of our wholly-owned subsidiary Electrochem Solutions, Inc. (“Electrochem”) for a total purchase price of $50.0 million in cash, subject to customary working capital adjustments. Electrochem, which focused on nonmedical applications for the energy, military and environmental sectors, represented substantially all of the assets and operations in our previously reported Non-Medical reporting segment. Subsequently to the divestiture of Electrochem, we operate in one reportable segment.
During 2022, we announced plans to exit our portable medical market (the “Portable Medical Exit”) to enhance profitability and reallocate manufacturing capacity to support growth. Since that time, we have been working closely with impacted customers to support the transition of these products to other suppliers. Due to quality and regulatory requirements, we expected it would take three to four years to complete this transition. We currently expect Portable Medical sales to begin to wind down with the final sales and market exit occurring in 2025. Portable Medical sales are included in our Other Markets product line sales.
Discontinued Operations
As a result of the Electrochem divestiture, the results of operations of the Electrochem business have been classified as discontinued operations for all periods presented. Intersegment sales to Electrochem that were previously eliminated in consolidation have been treated as third-party sales and are included in sales from continuing operations as we will continue to supply the Electrochem business with certain specified products following its divestiture. Prior period amounts have been reclassified to conform to the continuing operations reporting presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Income (loss) from discontinued operations, net of tax, was a loss of $1.2 million for 2024, which represented the results of operations of Electrochem for ten months prior to its divestiture on October 31, 2024 and a pre-tax gain on sale of discontinued operations of $0.8 million. During 2023, we recognized income from discontinued operations of $1.5 million, which represented the results of operations of Electrochem for the full year in 2023. During 2022, we recognized income from discontinued operations of $6.6 million, which included Electrochem results for the full year in 2022 and $1.0 million of income from a portion of our AS&O product line that we sold in 2018.
All results and information presented exclude discontinued operations unless otherwise noted. Refer to Note 3, “Discontinued Operations” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information on the divestiture of Electrochem.
Our Financial Results
The following table presents selected financial information derived from our Consolidated Financial Statements, contained in Item 8, “Financial Statements and Supplementary Data,” of this report, for the periods presented (dollars in thousands, except per share amounts):

				Change		Change
				2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%
Cardio & Vascular	$949,576	$836,343	$699,401	$113,233	14%	$136,942	20%
Cardiac Rhythm Management & Neuromodulation	660,610	612,891	534,371	47,719	8%	78,520	15%
Other Markets	106,410	106,422	97,505	(12)	—%	8,917	9%
Total sales	1,716,596	1,555,656	1,331,277	160,940	10%	224,379	17%
Cost of sales	1,257,582	1,145,767	985,516	111,815	10%	160,251	16%
Gross profit	459,014	409,889	345,761	49,125	12%	64,128	19%
Gross profit as a % of sales	26.7%	26.3%	26.0%
Operating expenses:
Selling, general and administrative	185,202	173,171	158,050	12,031	7%	15,121	10%
Research, development and engineering	53,425	61,967	59,762	(8,542)	(14)%	2,205	4%
Restructuring and other charges	12,149	11,428	15,271	721	6%	(3,843)	(25)%
Total operating expenses	250,776	246,566	233,083	4,210	2%	13,483	6%
Operating income	208,238	163,323	112,678	44,915	28%	50,645	45%
Interest expense	56,374	51,275	37,265	5,099	10%	14,010	38%
Loss on equity investments, net	780	5,691	7,636	(4,911)	(86)%	(1,945)	(25)%
Other (income) loss, net	3,521	975	(899)	2,546	NM	1,874	NM
Income from continuing operations before income taxes	147,563	105,382	68,676	42,181	40%	36,706	53%
Provision for income taxes	26,510	16,239	8,929	10,271	63%	7,310	82%
Effective tax rate	18.0%	15.4%	13.0%
Income from continuing operations	$121,053	$89,143	$59,747	$31,910	36%	$29,396	49%
Diluted earnings per share from continuing operations	$3.40	$2.64	$1.79	$0.76	29%	$0.85	47%
NM - Calculated change not meaningful.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Fiscal 2024 Compared with Fiscal 2023
The following discussion is a comparison between results for the years ended December 31, 2024 and 2023.
Financial Overview
Income from continuing operations for 2024 was $121.1 million or $3.40 per diluted share compared to $89.1 million or $2.64 per diluted share for 2023. These variances are primarily the result of the following:
•Sales for 2024 increased 10% to $1.717 billion, driven by strong demand, new product ramps, growth from emerging customers with PMA (premarket approval) products and contributions from our recent acquisitions.
•Gross profit for 2024 increased $49.1 million, or 12%, primarily from higher sales volume leverage, efficiencies gained from the continued improvement in the supply chain and contributions from our recent acquisitions.
•Operating expenses for 2024 increased by $4.2 million compared to 2023, due to higher SG&A and Restructuring and other charges, partially offset by lower RD&E costs.
•Interest expense for 2024 increased by $5.1 million, primarily due to higher average debt outstanding, partially offset by a decrease in losses from extinguishment of debt.
•We recognized net losses on equity investments of $0.8 million and $5.7 million during 2024 and 2023, respectively. Gains and losses on equity investments are generally unpredictable in nature.
•Other (income) loss, net for 2024 and 2023 were losses of $3.5 million and $1.0 million, respectively, primarily due to fluctuations in foreign currency gains and losses in the respective periods.
•We recorded provisions for income taxes of $26.5 million and $16.2 million for 2024 and 2023, respectively. The changes in income tax were primarily due to relative changes in pre-tax income and the impact of discrete tax items.
Sales
During the fourth quarter of 2024, we began referring to our “Advanced Surgical, Orthopedics & Portable Medical” product line as the “Other Markets” product line, to better capture the evolving nature of our products and ongoing strategic focus. The name change has no impact on financial information previously reported.
Sales by product line for 2024 and 2023 were as follows (dollars in thousands):

			Change
	2024	2023	$	%
Cardio & Vascular	$949,576	$836,343	$113,233	13.5%
Cardiac Rhythm Management & Neuromodulation	660,610	612,891	47,719	7.8%
Other Markets	106,410	106,422	(12)	—%
Total sales	$1,716,596	$1,555,656	$160,940	10.3%
Cardio & Vascular (“C&V”) sales for 2024 increased $113.2 million, or 14%, in comparison to 2023. The increase in C&V sales for 2024 was driven by strong growth across targeted C&V markets, driven by electrophysiology, structural heart, and the InNeuroCo and Pulse acquisitions.
Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales for 2024 increased $47.7 million, or 8%, in comparison to 2023. CRM&N sales for 2024 were driven by double-digit neuromodulation growth from emerging customers with premarket approval products and normalized low single-digit cardiac rhythm management growth.
Other Markets sales for 2024 were flat in comparison to 2023, as the decline in Portable Medical from the multi-year exit announced in 2022 was offset by the Pulse acquisition.
Gross Profit

	2024	2023
Gross profit (in thousands)	$459,014	$409,889
Gross margin	26.7%	26.3%
Gross profit as a percent of sales (“Gross margin”) for 2024 increased 40 basis points compared to 2023. The improved year over year gross margin was primarily driven by higher sales volume leverage and efficiencies realized through our manufacturing excellence initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS
SG&A Expenses
SG&A expenses comprise the following for 2024 and 2023 (in thousands):

	2024	2023	Change
Compensation and benefits(a)	$97,086	$89,549	$7,537
Depreciation and amortization expense(b)	42,837	41,516	1,321
Professional fees(c)	16,338	15,553	785
Contract services(d)	14,197	11,774	2,423
Bank fees and charges(e)	3,695	2,903	792
All other SG&A	11,049	11,876	(827)
Total SG&A expense	$185,202	$173,171	$12,031
__________
(a)Compensation and benefits increased primarily due to annual merit increases and an increase in headcount related to the recent Pulse and InNeuroCo acquisitions.
(b)Depreciation and amortization expense increased due to amortization of intangible assets from the Pulse and InNeuroCo customer list intangible assets.
(c)Professional fees increased primarily due to increased costs associated with third-party information technology services and higher legal expense related to general corporate matters.
(d)Contract services expense increased primarily due to higher software costs from information technology enhancements.
(e)The increase in bank fees and charges was driven by increased fees related to our factoring and supplier financing arrangements, primarily due to higher volume under both arrangements during 2024 compared to 2023.
RD&E
RD&E expenses for 2024 and 2023 were $53.4 million and $62.0 million, respectively. The decrease in RD&E expenses for 2024 compared to 2023 was primarily due to lower labor costs and the timing of program milestone achievements for customer funded programs. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

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
Restructuring and other charges comprise the following for 2024 and 2023 (in thousands):

	2024	2023	Change
Restructuring charges(a)	4,013	5,874	(1,861)
Acquisition and integration costs(b)	8,941	3,444	5,497
Other general expenses(c)	(805)	2,110	(2,915)
Total restructuring and other charges	$12,149	$11,428	$721
__________
(a)Restructuring charges for 2024 and 2023 primarily consisted of costs associated with our strategic reorganization and alignment and manufacturing alignment to support growth initiatives. Included in restructuring charges for 2023 are $3.6 million in costs related to the relocation and closure of our R&D facility in Israel.
(b)Amount for 2024 primarily includes acquisition expenses of $5.5 million, primarily related to the Pulse and Precision Coating (completed in January 2025) acquisitions, and integration expenses of $3.4 million, primarily related to the InNeuroCo and Pulse acquisitions. Amount for 2023 primarily includes acquisition expenses of $0.7 million, primarily related to the InNeuroCo and Pulse acquisitions, and integration expenses of $2.8 million, primarily related to the Aran and Oscor acquisitions. The 2024 and 2023 acquisition amounts are net of benefits of $3.6 million and $0.7 million, respectively, related to adjustments to the fair value of acquisition-related contingent consideration liabilities. See Note 18, “Financial Instruments and Fair Value Measurements,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information related to the fair value measurement of the contingent consideration.
(c)Amounts include gains and losses in connection with the disposal of property, plant and equipment. In addition, during 2024 and 2023 we recorded $(1.2) million and $2.0 million, respectively, of property loss (recoveries) relating to property damage which occurred in the fourth quarter of 2023 at one of our manufacturing facilities.
Refer to Note 12, “Restructuring and Other Charges,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information regarding these initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense for 2024 and 2023 is as follows (dollars in thousands):

	2024		2023		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$51,520	4.83%	$44,082	4.62%	$7,438	21
Gain on interest rate swap	—	—	(1,262)	(0.12)	1,262	12
Amortization of deferred debt issuance costs and original issue discount	4,057	0.42	3,536	0.42	521	—
Loss from extinguishment of debt	—	—	4,518	0.46	(4,518)	(46)
Interest expense on borrowings	55,577	5.25%	50,874	5.38%	4,703	(13)
Other interest expense	797		401		396
Total interest expense	$56,374		$51,275		$5,099
Interest expense relates primarily to borrowings made under our Senior Secured Credit Facilities, which consist of a five-year $800 million revolving credit facility (the “Revolving Credit Facility”) and a five-year “term A” loan (the “TLA Facility”), and our 2028 Convertible Notes.
During 2024, contractual interest expense primarily increased due to higher average debt outstanding. The higher average debt balance outstanding is primarily the result of borrowings on our Revolving Credit Facility to fund the Pulse and InNeuroCo acquisitions.
Other components of interest expense on borrowings include gains on an interest rate swap contract and non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Gain on interest rate swap includes realized gains on an interest rate swap contract which matured as of June 30, 2023. Amortization of deferred debt issuance costs and original issue discount increased during 2024 compared to the same periods in 2023 as a result of higher unamortized balances related to new debt. The losses from extinguishment of debt during 2023 were related to prepayments of portions of the TLA Facility and full repayment of our Term Loan B facility in connection with issuance of the 2028 Convertible Notes.
See Note 9, “Debt,” of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information pertaining to our debt.
As of December 31, 2024 and 2023, approximately 50% of our principal amount of debt were fixed rate borrowings.
Loss on Equity Investments, Net
During 2024 and 2023, we recognized net losses of $0.8 million and $5.7 million, respectively, on our equity investments. Gains and losses on equity investments are generally unpredictable in nature. During 2024 and 2023, we recognized impairment charges of $0.2 million and $5.2 million, respectively, related to investments in our non-marketable equity securities. The residual losses for 2024 and 2023 relate to our share of equity method investee gains/losses, including unrealized appreciation and depreciation of the underlying interests of the investee. As of December 31, 2024 and December 31, 2023, the carrying value of our equity investments was $7.4 million and $8.2 million, respectively. See Note 18, “Financial Instruments and Fair Value Measurements,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for further details regarding these investments.
Other (Income) Loss, Net
Other (income) loss, net for 2024 and 2023 were net losses of $3.5 million and $1.0 million, respectively. Other (income) loss, net primarily includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits or Dominican peso.
The impact of foreign currency exchange rates on transactions denominated in foreign currencies included in Other (income) loss, net for 2024 and 2023 were net losses of $3.2 million and $1.0 million, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in foreign currency exchange rates could have a significant impact, positive or negative, on our financial results in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Provision for Income Taxes
During 2024 and 2023, our provision for income taxes was $26.5 million on worldwide pre-tax income of $147.6 million (effective tax rate of 18.0%) and $16.2 million on worldwide pre-tax income of $105.4 million (effective tax rate of 15.4%), respectively. The stand-alone U.S. component of the effective tax rate for 2024 reflected a $10.5 million provision on $55.6 million of pre-tax book income (effective tax rate of 19.0%) versus a $5.4 million provision on $29.1 million of pre-tax book income (effective tax rate of 18.5%) for 2023. The stand-alone International component of the effective tax rate for 2024 reflected a $16.0 million provision on $92.0 million of pre-tax book income (effective tax rate of 17.4%) versus a $10.8 million provision on $76.3 million of pre-tax book income (effective tax rate of 14.2%) for 2023.
The provision for income taxes for 2024 differs from the U.S. statutory rate due to the following (dollars in thousands):

	U.S.		International		Combined
	$	%	$	%	$	%
Income before provision for income taxes	$55,571		$91,992		$147,563

Provision at statutory rate	$11,670	21.0%	$19,318	21.0%	$30,988	21.0%
Federal tax credits (including R&D)	(13,628)	(24.5)	—	—	(13,628)	(9.2)
Foreign rate differential	1,881	3.4	(6,655)	(7.2)	(4,774)	(3.2)
Stock-based compensation	1,506	2.7	—	—	1,506	1.0
Uncertain tax positions	289	0.5	—	—	289	0.2
State taxes, net of federal benefit	1,413	2.5	—	—	1,413	1.0
U.S. tax on foreign earnings, net of §250 deduction	7,972	14.4	—	—	7,972	5.4
Valuation allowance	216	0.4	202	0.2	418	0.3
OECD Pillar II: Global Minimum Tax	—	—	2,189	2.4	2,189	1.5
Other	(792)	(1.4)	929	1.0	137	—
Provision for income taxes	$10,527	19.0%	$15,983	17.4%	$26,510	18.0%
The provision for income taxes for 2023 differs from the U.S. statutory rate due to the following (dollars in thousands):

	U.S.		International		Combined
	$	%	$	%	$	%
Income before provision for income taxes	$29,089		$76,293		$105,382

Provision at statutory rate	$6,109	21.0%	$16,021	21.0%	$22,130	21.0%
Federal tax credits (including R&D)	(11,129)	(38.3)	—	—	(11,129)	(10.6)
Foreign rate differential	1,921	6.6	(7,434)	(9.7)	(5,513)	(5.2)
Stock-based compensation	1,847	6.3	—	—	1,847	1.7
Uncertain tax positions	(1,170)	(4.0)	—	—	(1,170)	(1.1)
State taxes, net of federal benefit	1,108	3.8	—	—	1,108	1.1
U.S. tax on foreign earnings, net of §250 deduction	6,194	21.3	—	—	6,194	5.9
Valuation allowance	411	1.4	1,326	1.7	1,737	1.6
Other	120	0.4	915	1.2	1,035	1.0
Provision for income taxes	$5,411	18.5%	$10,828	14.2%	$16,239	15.4%
Our effective tax rate of 18.0% for 2024 is higher than our effective tax rate of 15.4% for 2023, primarily due to the impact of the OECD Pillar II Global Minimum Tax enacted on January 1, 2024, the expiration of the Malaysia Tax Holiday described below, the increase in pre-tax book income and related statutory rate differential, and the impact of non-recurring discrete tax benefits recorded in 2023 for provision to return adjustments for the 2022 tax return filed in 2023, partially offset by favorable discrete tax benefits in 2024 including the release of uncertain tax benefits related to the expiration of the statute of the 2020 tax year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Our effective tax rate for 2024 differs from the U.S. federal statutory tax rate of 21% due principally to the estimated impact of Federal Tax Credits (including R&D credits and Foreign tax credits), stock-based compensation and the impact of earnings realized in foreign jurisdictions with statutory rates that are different than the U.S. federal statutory rate. These benefits are partially offset by the impact of the OECD Pillar II Global Minimum Tax enacted on January 1, 2024, and the impact of U.S. taxes on foreign earnings, including the GILTI provision which requires us to include foreign subsidiary earnings in excess of a deemed return on a foreign subsidiary’s tangible assets in our U.S. income tax return. The U.S. tax on foreign earnings is reflected net of a statutory deduction of 50% of the GILTI inclusion (subject to limitations based on U.S. taxable income, if any) and net of FDII that provides a 37.5% deduction to domestic companies for certain foreign sales and services income. The primary foreign jurisdictions in which we operate and the statutory tax rate for each respective jurisdiction include Switzerland (22%), Mexico (30%), Uruguay (25%), Ireland (12.5%) and Malaysia (24%). We have previously operated in Malaysia under a tax holiday. We met the conditions of the Malaysian tax holiday and the holiday expired in accordance with its original terms on April 30, 2023. Our manufacturing operations in the Dominican Republic operate under a free trade zone agreement through March 2034.
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
It is reasonably possible that a reduction of approximately $4.0 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the lapse of the statute of limitations and/or audit settlements. As of December 31, 2024, approximately $6.1 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal impact on state issues), if recognized.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the OECD Pillar Two Framework. The effective dates are January 1, 2024, and January 1, 2025 for different aspects of the directive. Our 2024 provision for income taxes includes the impact of the Pillar Two 15% Global Minimum Tax, with an enactment date of January 1, 2024. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Fiscal 2023 Compared with Fiscal 2022
The following discussion is a comparison between results for the years ended December 31, 2023 and 2022.
Sales
Sales by product line for 2023 and 2022 were as follows (dollars in thousands):

			Change
	2023	2022	$	%
Cardio & Vascular	$836,343	$699,401	$136,942	19.6%
Cardiac Rhythm Management & Neuromodulation	612,891	534,371	78,520	14.7%
Other Markets	106,422	97,505	8,917	9.1%
Total sales	$1,555,656	$1,331,277	$224,379	16.9%
C&V sales for 2023 increased $136.9 million or 20% in comparison to 2022. The increase in C&V sales for 2023 was driven by strong demand, acquisition performance and supply chain improvements, with double-digit growth across all C&V markets. Foreign currency exchange rate fluctuations increased C&V sales for 2023 by $1.2 million.
CRM&N sales for 2023 increased $78.5 million or 15% in comparison to 2022. CRM&N sales for 2023 were driven by double-digit CRM growth from strong customer demand, double-digit Neuromodulation growth from emerging customers, and supply chain improvements.
Other Markets sales for 2023 increased by $8.9 million in comparison to 2022, driven by high double-digit growth in Portable Medical related to demand to support the multi-year Portable Medical exit.
Gross Profit

	2023	2022
Gross profit (in thousands)	$409,889	$345,761
Gross margin	26.3%	26.0%
Gross profit as a percent of sales (“Gross margin”) for 2023 increased 30 basis points compared to 2022. The improved year over year gross margin was primarily due to higher sales volume leverage and efficiencies gained from the continued improvement in the supply chain.
SG&A Expenses
SG&A expenses comprise the following for 2023 and 2022 (in thousands):

	2023	2022	Change
Compensation and benefits(a)	$89,549	$83,538	$6,011
Depreciation and amortization expense(b)	41,516	37,682	3,834
Professional fees(c)	15,553	13,929	1,624
Contract services(d)	11,774	10,157	1,617
Bank fees and charges(e)	2,903	1,015	1,888
All other SG&A	11,876	11,729	147
Total SG&A expense	$173,171	$158,050	$15,121
__________
(a)Compensation and benefits increased primarily due to annual merit increases and higher incentive compensation, partially offset by lower headcount.
(b)Depreciation and amortization expense increased due to amortization of customer list intangible assets from the acquisitions of Aran and Oscor, which was acquired in December 2021.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
RD&E
RD&E expenses for 2023 and 2022 were $62.0 million and $59.8 million, respectively. The increase in RD&E expenses for 2023 compared to 2022 was primarily due to higher labor costs attributed to annual merit increases and higher incentive compensation.
Restructuring and Other Charges
Restructuring and other charges comprise the following for 2023 and 2022 (in thousands):

	2023	2022	Change
Restructuring charges(a)	5,874	4,008	1,866
Acquisition and integration costs(b)	3,444	10,075	(6,631)
Other general expenses(c)	2,110	1,188	922
Total restructuring and other charges	$11,428	$15,271	$(3,843)
__________
(a)Restructuring charges for 2023 and 2022 primarily consisted of costs associated with our strategic reorganization and alignment and manufacturing alignment to support growth initiatives. Included in restructuring charges for 2023 are $3.6 million in costs related to the relocation and closure of our R&D facility in Israel.
(b)Amount for 2023 primarily includes acquisition expenses related to the InNeuroCo and Pulse acquisitions, and integration expenses related to the Aran and Oscor acquisitions. Amount for 2022 primarily includes expenses related to the Aran and Oscor acquisitions. The 2023 and 2022 amounts also include a benefit of $0.7 million and expense of $3.1 million, respectively, related to adjustments to the fair value of acquisition-related contingent consideration liabilities.
(c)Amounts include gains and losses in connection with the disposal of property, plant and equipment. In addition, the 2023 amount includes $2.0 million of property loss and related expenses resulting from property damage which occurred in the fourth quarter of 2023 at one of our manufacturing facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense for 2023 and 2022 is as follows (dollars in thousands):

	2023		2022		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$44,082	4.62%	$33,915	3.80%	$10,167	82
(Gain) loss on interest rate swap	(1,262)	(0.12)	918	0.10	(2,180)	(22)
Amortization of deferred debt issuance costs and original issue discount	3,536	0.42	1,922	0.23	1,614	19
Loss from extinguishment of debt	4,518	0.46	114	0.01	4,404	45
Interest expense on borrowings	50,874	5.38%	36,869	4.14%	14,005	124
Other interest expense	401		396		5
Total interest expense	$51,275		$37,265		$14,010
During 2023, contractual interest expense increased due to higher average debt outstanding combined with increasing applicable interest rates. The higher average debt balance outstanding was the result of incremental borrowings related to the strategic change to replace some of our variable rate debt to fixed rate through issuance of the 2028 Convertible Notes. Interest rates climbed due to increases in overall market rates, partially offset by a 25 basis point decrease in the interest rate margin on our Senior Secured Credit Facilities. The decrease in the interest rate margin was effective during the second quarter of 2023 based on our secured net leverage ratio.
Our outstanding interest rate swap matured as of June 30, 2023. Amortization of deferred debt issuance costs and original issue discount increased during 2023 compared to 2022 as a result of higher unamortized balances related to new debt. The losses from extinguishment of debt during 2023 were related to prepayments of portions of the TLA Facility and full repayment of our Term Loan B facility in connection with issuance of the 2028 Convertible Notes.
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
Provision for Income Taxes
During 2023 and 2022, our provision for income taxes was $16.2 million on worldwide pre-tax income of $105.4 million (effective tax rate of 15.4%) and $8.9 million on worldwide pre-tax income of $68.7 million (effective tax rate of 13.0%), respectively. The stand-alone U.S. component of the effective tax rate for 2023 reflected a $5.4 million provision on $29.1 million of pre-tax book income (effective tax rate of 18.5%) versus a $3.3 million provision on $7.2 million of pre-tax book income (effective tax rate of 45.6%) for 2022. The stand-alone International component of the effective tax rate for 2023 reflected a $10.8 million provision on $76.3 million of pre-tax book income (effective tax rate of 14.2%) versus a $5.7 million provision on $61.5 million of pre-tax book income (effective tax rate of 9.2%) for 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The provision for income taxes for 2023 differs from the U.S. statutory rate due to the following (dollars in thousands):

	U.S.		International		Combined
	$	%	$	%	$	%
Income before provision for income taxes	$29,089		$76,293		$105,382

Provision at statutory rate	$6,109	21.0%	$16,021	21.0%	$22,130	21.0%
Federal tax credits (including R&D)	(11,129)	(38.3)	—	—	(11,129)	(10.6)
Foreign rate differential	1,921	6.6	(7,434)	(9.7)	(5,513)	(5.2)
Stock-based compensation	1,847	6.3	—	—	1,847	1.7
Uncertain tax positions	(1,170)	(4.0)	—	—	(1,170)	(1.1)
State taxes, net of federal benefit	1,108	3.8	—	—	1,108	1.1
U.S. tax on foreign earnings, net of §250 deduction	6,194	21.3	—	—	6,194	5.9
Valuation allowance	411	1.4	1,326	1.7	1,737	1.6
Other	120	0.4	915	1.2	1,035	1.0
Provision for income taxes	$5,411	18.5%	$10,828	14.2%	$16,239	15.4%
The provision for income taxes for 2022 differs from the U.S. statutory rate due to the following (dollars in thousands):

	U.S.		International		Combined
	$	%	$	%	$	%
Income before provision for income taxes	$7,164		$61,512		$68,676

Provision at statutory rate	$1,505	21.0%	$12,917	21.0%	$14,422	21.0%
Federal tax credits (including R&D)	(9,305)	(130.0)	—	—	(9,305)	(13.6)
Foreign rate differential	1,459	20.4	(9,152)	(14.9)	(7,693)	(11.2)
Stock-based compensation	1,983	27.7	—	—	1,983	2.9
Uncertain tax positions	2,469	34.5	—	—	2,469	3.6
State taxes, net of federal benefit	687	9.6	—	—	687	1.0
U.S. tax on foreign earnings, net of §250 deduction	5,323	74.3	—	—	5,323	7.8
Valuation allowance	(912)	(12.7)	694	1.1	(218)	(0.3)
Other	60	0.8	1,201	2.0	1,261	1.8
Provision for income taxes	$3,269	45.6%	$5,660	9.2%	$8,929	13.0%
Our effective tax rate of 15.4% for 2023 is higher than our effective tax rate of 13.0% for 2022, primarily due to the expiration of a tax holiday in Malaysia, the increase in pre-tax book income and related statutory rate differential, and the impact of non-recurring discrete tax benefits recorded in 2022 for provision to return adjustments for the 2021 tax return filed in 2022, partially offset by favorable discrete tax benefits in 2023 from the release of uncertain tax benefits related to the expiration of the statute of the 2019 tax year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Liquidity and Capital Resources
Sources of Liquidity

(dollars in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$46,543	$23,674
Working capital from continuing operations(1)	$443,946	$382,497
Current ratio from continuing operations(1)	2.95	2.76
__________
(1) Excludes assets held for sale at December 31, 2023.
Cash and cash equivalents at December 31, 2024 increased by $22.9 million from December 31, 2023, primarily as a result of cash generated by operating activities, proceeds from the sale of Electrochem, and net borrowings on our Revolving Credit Facility, mostly offset by purchases of property, plant and equipment and cash paid to acquire Pulse.
Working capital increased by $61.4 million from December 31, 2023, or $38.6 million excluding the increase in cash and cash equivalents. The increase in working capital, exclusive of cash and cash equivalents, primarily relates to positive fluctuations in accounts receivable, inventory and contract assets. Inventory increased from higher sales volume and product demand which also contributed to the increase in contract assets and accounts receivable.
At December 31, 2024, $22.8 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
As of December 31, 2024, our capital structure consisted of $990.2 million of debt, net of deferred debt issuance costs and unamortized discounts, outstanding under our Senior Secured Credit Facilities and the 2028 Convertible Notes, and 34 million shares of common stock outstanding. As of December 31, 2024, we have access to $668.7 million of borrowing capacity under our Revolving Credit Facility. We are authorized to issue up to 100 million shares of common stock, of which approximately 34 million shares were issued and outstanding at December 31, 2024, and 100 million shares of preferred stock, none of which were outstanding at December 31, 2024. As of December 31, 2024, our contractual debt service obligations for 2025, consisting of principal and interest on our outstanding debt and commitment fees on the unused portion of the Revolving Credit Facility are estimated to be approximately $52 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
Our off-balance sheet commitments related to our outstanding letters of credit as of December 31, 2024 were $5.3 million.
Credit Facilities and 2028 Convertible Notes
As of December 31, 2024, we had Senior Secured Credit Facilities that consist of an $800 million Revolving Credit Facility, with an outstanding principal balance of $126 million, and a TLA Facility with an outstanding principal balance of $375 million. The Revolving Credit Facility and TLA Facility mature on February 15, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for similar credit facilities.
During 2023, we issued $500 million aggregate principal amount of notes. The 2028 Convertible Notes mature on February 15, 2028 and bear interest at a fixed rate of 2.125% per annum. The conditions allowing holders of the 2028 Convertible Notes to convert the 2028 Convertible Notes were met as of June 30, 2024 and, thereafter, continued to be met as of December 31, 2024, in each instance due to the trading price of our common stock exceeding 130% of the 2028 Convertible Notes conversion price on at least 20 out of the 30 consecutive trading days prior to such date. Therefore, the 2028 Convertible Notes became eligible for conversion at the option of the holders beginning on July 1, 2024 and will continue to be eligible for conversion through March 31, 2025. Any determination regarding the convertibility of the 2028 Convertible Notes during future periods will be made in accordance with the terms of the indenture governing the 2028 Convertible Notes. If a conversion request occurs, we have the intent and ability to refinance the amounts that may become due with respect to the 2028 Convertible Notes using available borrowing capacity under the Revolving Credit Facility. As such, the obligations associated with the 2028 Convertible Notes continue to be classified as a long-term liability on the Consolidated Balance Sheets as of December 31, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following certain qualified acquisitions and (ii) an interest coverage ratio of at least 2.50:1.00. As of December 31, 2024, we were in compliance with these financial covenants. As of December 31, 2024, our Total Net Leverage Ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.3:1.0. For the year ended December 31, 2024, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 8.1:1.0.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us.
See Note 9, “Debt,” of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for a further information of our outstanding debt.
Factoring Arrangements
We may utilize accounts receivable factoring arrangements with financial institutions to accelerate the timing of cash receipts and enhance our cash position. These arrangements, in all cases, do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. During 2024 and 2023, we sold, without recourse, $231.0 million and $144.4 million, respectively, of accounts receivable. See Note 1, “Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for a further information regarding the factoring arrangements.
Summary of Cash Flow
The following cash flow summary information includes cash flows related to discontinued operations (in thousands):

	2024	2023
Cash provided by (used in):
Operating activities	$205,205	$180,213
Investing activities	(195,414)	(163,367)
Financing activities	13,321	(18,014)
Effect of foreign currency exchange rates on cash and cash equivalents	(243)	570
Net change in cash and cash equivalents	$22,869	$(598)
Operating Activities - During 2024, we generated cash from operations of $205.2 million, compared to $180.2 million in 2023. The increase of $25.0 million was the result of a $27.3 million increase in net income adjusted for non-cash items such as depreciation and amortization, partially offset by a $2.3 million decrease in cash flow provided by changes in operating assets and liabilities. The increase in net income adjusted for non-cash items such as depreciation and amortization was primarily from higher sales volume and margin partially offset by higher acquisition costs due to the Pulse and Precision acquisitions.
Investing Activities – The $32.0 million increase in net cash used in investing activities was primarily attributable to an increase in net cash paid for acquisitions, partially offset by decreased purchases of property, plant and equipment and net cash proceeds from the sale of Electrochem. Investing activities for 2024 included net cash paid of $138.5 million for the Pulse acquisition. For 2023, investing activities included $43.6 million for the InNeuroCo acquisition.
Financing Activities – Net cash provided by financing activities during 2024 was $13.3 million compared to net cash used in financing activities of $18.0 million in 2023. Cash provided by financing activities during 2024 was primarily due to net borrowings on our Revolving Credit Facility of $27.0 million. The cash used in financing activities during 2023 was primarily related to the $335.6 million full repayment of our Term Loan B facility, $80.3 million in repayments of our TLA Facility, $41.7 million of net payments on our Revolving Credit Facility, $35.0 million of capped call purchases related to the issuance of our 2028 Convertible Notes, and $7.7 million paid to settle certain contingent consideration liabilities related to acquisitions, which was partially offset by the issuance of our 2028 Convertible Notes of $486.3 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Cash and Other Commitments
We have material cash requirements to pay third parties under various contractual obligations discussed below. Presented below is a summary of contractual obligations and other minimum commitments as of December 31, 2024. Refer to Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information regarding self-insurance liabilities, which are not reflected in the table below.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal amount of debt outstanding(a)	$1,001,000	$10,000	$57,500	$933,500	$—
Interest on debt(a)	124,992	41,652	78,774	4,566	—
Operating lease obligations(b)	115,782	12,501	24,804	23,671	54,806
Finance lease obligations(b)	35,484	5,952	10,789	6,053	12,690
__________
(a)Interest payments in the table above reflect the contractual interest payments on our outstanding debt and commitment fees on the unused portion of the Revolving Credit Facility based upon the balance outstanding and applicable interest rates at December 31, 2024, and exclude the impact of the debt discount and deferred issuance costs. Refer to Note 9, “Debt,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information regarding long-term debt.
(b)Refer to Note 15, “Leases,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information about our operating and finance lease obligations.
Capital expenditures, which are net of proceeds from the sale of property, plant and equipment, for 2024 totaled $105.3 million, compared to $119.8 million and $74.1 million in 2023 and 2022, respectively. Capital expenditures in 2024 related primarily to upgrades of manufacturing facilities, manufacturing equipment and information technology systems. We expect 2025 capital expenditures to approximate $110 million to $120 million, with a significant portion related to additional upgrades of manufacturing facilities, as well as for manufacturing equipment to support productivity initiatives and information technology systems.
We have recorded liabilities for unrecognized tax benefits that, because of their nature, have a high degree of uncertainty regarding the timing of future cash payment and other events that extinguish these liabilities. Refer to Note 13, “Income Taxes,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information about these unrecognized tax benefits.
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
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), SEC, or other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements. Refer to Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

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
We have identified several critical accounting estimates. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions have had or are reasonably likely to have a material effect on the consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report.
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
Acquisition Method of Accounting
We account for business combinations using the acquisition method of accounting. We recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition. Any excess purchase price over the fair value of net assets acquired is recorded to goodwill. Determining the fair value of these items requires management’s judgment and more often than not the utilization of independent valuation specialists. The judgments made in the determination of the estimated fair values assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. For more information on our acquisitions and application of the acquisition method, see Note 2, “Business Acquisitions,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report.
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
Evaluation of goodwill for impairment
We test our reporting unit’s goodwill for impairment on the last day of our fiscal year and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. In conducting this annual impairment testing, we may first perform a qualitative assessment of whether it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value. If not, no further goodwill impairment testing is required. If it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, or if we elect not to perform a qualitative assessment of the reporting unit, a quantitative analysis is performed, in which the fair value of the reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the excess, limited to the amount of goodwill allocated to the reporting unit.

MANAGEMENT’S DISCUSSION AND ANALYSIS
We performed a qualitative assessment of our single reporting unit as of December 31, 2024. As part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of the reporting unit. The assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
Due to the divestiture of our Non-Medical segment, which also historically represented the Non-Medical reporting unit, we considered the goodwill attributable to our Non-Medical reporting unit for impairment at the time the assets and liabilities were reclassified as held-for-sale and concluded there was no indication of impairment as the cash consideration received exceeded the carrying value of the net assets.
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
We performed a quantitative assessment to test our indefinite-lived intangible assets for impairment as of December 31, 2024. For the Greatbatch Medical tradename, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was in excess of its carrying value of $20 million by approximately 354% as of December 31, 2024. The Lake Region Medical tradename had an excess of the estimated fair value over carrying value of approximately 88% and a carrying value of $70 million at December 31, 2024. We do not believe that our indefinite-lived intangible assets are at risk for impairment. However, a significant increase in the discount rate, decrease in the terminal growth rate, increase in tax rates, decrease in the royalty rate or substantial reductions in our end-markets and volume assumptions could have a negative impact on the estimated fair values of either of our tradenames and require us to recognize impairments of these indefinite-lived intangible assets in a future period.
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
Foreign Currency Exchange Rate Risk
We have foreign operations in the Dominican Republic, Ireland, Malaysia, Mexico, Switzerland, and Uruguay which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Dominican pesos, Euros, Malaysian ringgits, Mexican pesos, Swiss francs, and Uruguayan pesos. We continuously evaluate our foreign currency risk, and we use operational hedges and forward currency exchange rate contracts, to manage the impact of currency exchange rate fluctuations on earnings and cash flows. We do not enter into currency exchange rate derivative instruments for speculative purposes. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro, our most significant foreign currency exposure, would have had an impact of approximately $8 million on our 2024 annual sales. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during 2024 increased sales in comparison to 2023 by $0.2 million.
We had currency derivative instruments with notional amounts totaling $132.9 million outstanding as of December 31, 2024. As of December 31, 2024, we recorded liabilities totaling $6.5 million to recognize the fair value of these derivative instruments on our Consolidated Balance Sheets. The amounts recorded during 2024 related to our forward contracts was an increase in Cost of sales of $1.5 million. Refer to Note 18, “Financial Instruments and Fair Value Measurements,” of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information regarding our outstanding forward contracts.
To the extent that our monetary assets and liabilities, including short-term and long-term intercompany loans, are recorded in a currency other than the functional currency of the subsidiary, these amounts are remeasured each period at the period-end exchange rate, with the resulting gain or loss being recorded in Other (income) loss, Net, in the Consolidated Statements of Operations. We recorded net foreign currency measurement and transaction losses of $3.2 million for 2024.
We translate all assets and liabilities of our foreign operations where the U.S. dollar is not the functional currency at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Consolidated Financial Statements as Comprehensive income (loss). The translation adjustment for 2024 was a loss of $27.5 million and primarily related to the strengthening U.S. dollar relative to the Euro. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $38 million on our foreign net assets as of December 31, 2024.
Interest Rate Risk
We regularly monitor interest rate risk attributable to our outstanding debt obligations. We may enter into interest rate swap agreements in order to reduce the cash flow risk caused by interest rate changes on our outstanding floating rate borrowings. As of December 31, 2024, we had $1.0 billion in principal amount of debt outstanding. Interest rates on our Revolving Credit Facility and TLA Facility, reset at a rate based on the secured overnight financing rate (“SOFR”), in relation to any loan in U.S. dollars, and the Euro Interbank Offered Rate (“EURIBOR”), in relation to any loan in Euros, thus subjecting us to interest rate risk. A hypothetical one percentage point (100 basis points) change in SOFR on the $501 million of floating rate debt outstanding as of December 31, 2024 would increase our interest expense by approximately $5 million. We had no loans in Euros outstanding at December 31, 2024. As of December 31, 2024 and 2023, approximately 50% of our principal amount of debt is fixed rate borrowings.

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
As of December 31, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 is effective.
On January 5, 2024, the Company acquired Pulse Technologies, Inc. (“Pulse) and is currently integrating Pulse into its operations, compliance programs and internal control processes. Securities and Exchange Commission rules and regulations permit companies to exclude acquisitions from the assessment of internal control over financial reporting during the first year following an acquisition while integrating the acquired company. The Company has excluded Pulse from its assessment of the Company’s internal control over financial reporting as of December 31, 2024. The acquired assets and operations of Pulse that were excluded from the Company’s assessment of internal control over financial reporting constitute 5% of total assets, 9% of net assets and 2% of sales of the consolidated financial statement amounts as of and for the year ended December 31, 2024.
The effectiveness of internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.
Dated: February 20, 2025

/s/ Joseph W. Dziedzic	/s/ Diron Smith
Joseph W. Dziedzic	Diron Smith
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Integer Holdings Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Integer Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Pulse Technologies, Inc., which was acquired on January 5, 2024. The acquired assets and operations constitute 5% of total assets, 9% of net assets, and 2% of sales of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Pulse Technologies, Inc.
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
February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Integer Holdings Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Integer Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Inventories - Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
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
◦We held discussions with senior financial and operations management to determine that any strategic, regulatory, or operational changes in the business were consistent with the projections of future demand that were utilized as the basis for the reserves recorded.
Business Acquisitions — Pulse Technologies, Inc. — Customer Lists Intangible Asset — Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Pulse Technologies, Inc. (“Pulse”) on January 5, 2024. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including recording a customer lists intangible asset of $48.0 million. Management estimated the fair value of the customer lists intangible asset using the multi-period excess earnings method, a form of the income approach. The fair value determination of the customer lists intangible asset required management to make significant estimates and assumptions related to forecasts of future revenue, the customer attrition rate, as well as the identified discount rate.
Given the significant judgments made by management to estimate the fair value of the customer lists intangible asset, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenue, the selection of the discount rate and attrition rate required a high degree of auditor judgment and increased audit effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenue, the selection of the attrition rate, as well as the selection of the discount rate used by management to determine the fair value of the customer lists intangible asset included the following, among others:
•We tested the effectiveness of controls over the valuation of the customer lists intangible asset, including management’s controls over the forecasts of future revenue, the selection of the discount rate and attrition rate.
•With the assistance of fair value specialists, we evaluated the reasonableness of the models supporting the values of the customer lists intangible asset, as well as the discount rate, and attrition rate used in the valuation of the customer lists intangible asset, respectively, by:
◦Evaluating whether the valuation models used in the determination of fair value of the customer lists intangible asset was reasonable.
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

◦Testing the mathematical accuracy of the customer attrition rate used in the customer lists intangible asset valuation model and comparing it to historical data.
•We evaluated management’s ability to accurately forecast future revenue used in the fair value determination of the customer lists intangible asset by:
◦Comparing the revenue forecasts to information included in the Company's communications to its Board of Directors, medical device manufacturing industry reports, and analyst reports for certain of its peer companies.
◦Comparing the forecasts of future revenue to historical financial results, corroborating forecasts of future revenue with management, and evaluating whether forecasts of future revenue were consistent with audit evidence obtained in other areas of the audit.
/s/ Deloitte & Touche LLP
Williamsville, New York
February 20, 2025
We have served as the Company’s auditor since 1985.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$46,543	$23,674
Accounts receivable, net of provision for credit losses of $0.3 million and $0.4 million, respectively	245,269	231,283
Inventories	247,126	229,102
Contract assets	103,772	85,871
Prepaid expenses and other current assets	28,409	30,033
Current assets of discontinued operations held for sale	—	17,705
Total current assets	671,119	617,668
Property, plant and equipment, net	465,798	392,569
Goodwill	1,017,729	994,007
Other intangible assets, net	778,286	779,598
Deferred income taxes	8,309	7,001
Operating lease assets	86,082	81,319
Financing lease assets	27,689	11,675
Other long-term assets	22,959	22,407
Noncurrent assets of discontinued operations held for sale	—	36,409
Total assets	$3,077,971	$2,942,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$—
Accounts payable	101,498	118,258
Operating lease liabilities	7,352	8,564
Accrued expenses and other current liabilities	108,323	90,644
Current liabilities of discontinued operations held for sale	—	3,503
Total current liabilities	227,173	220,969
Long-term debt	980,153	959,925
Deferred income taxes	124,608	143,552
Operating lease liabilities	77,702	72,126
Financing lease liabilities	23,760	10,272
Other long-term liabilities	25,360	14,303
Noncurrent liabilities of discontinued operations held for sale	—	2,464
Total liabilities	1,458,756	1,423,611
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,546,262 and 33,329,648 shares issued, respectively, and 33,546,256 and 33,329,648 outstanding, respectively	34	33
Additional paid-in capital	741,977	727,435
Treasury stock, at cost, 6 shares and 0 shares, respectively	—	—
Retained earnings	891,247	771,351
Accumulated other comprehensive income (loss)	(14,043)	20,223
Total stockholders’ equity	1,619,215	1,519,042
Total liabilities and stockholders’ equity	$3,077,971	$2,942,653

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands except per share data)	2024	2023	2022
Sales	$1,716,596	$1,555,656	$1,331,277
Cost of sales	1,257,582	1,145,767	985,516
Gross profit	459,014	409,889	345,761
Operating expenses:
Selling, general and administrative	185,202	173,171	158,050
Research, development and engineering	53,425	61,967	59,762
Restructuring and other charges	12,149	11,428	15,271
Total operating expenses	250,776	246,566	233,083
Operating income	208,238	163,323	112,678
Interest expense	56,374	51,275	37,265
Loss on equity investments, net	780	5,691	7,636
Other (income) loss, net	3,521	975	(899)
Income from continuing operations before income taxes	147,563	105,382	68,676
Provision for income taxes	26,510	16,239	8,929
Income from continuing operations	121,053	89,143	59,747
Income (loss) from discontinued operations, net of tax	(1,157)	1,507	6,630
Net income	$119,896	$90,650	$66,377

Basic earnings per share:
Income from continuing operations	$3.60	$2.68	$1.80
Income (loss) from discontinued operations	(0.03)	0.05	0.20
Basic earnings per share	3.57	2.72	2.00

Diluted earnings per share:
Income from continuing operations	$3.40	$2.64	$1.79
Income (loss) from discontinued operations	(0.03)	0.04	0.20
Diluted earnings per share	3.36	2.69	1.99

Weighted average shares outstanding:
Basic	33,601	33,320	33,127
Diluted	35,649	33,758	33,357

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2024	2023	2022

Comprehensive Income
Net income	$119,896	$90,650	$66,377
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(27,514)	14,379	(25,570)
Net change in cash flow hedges, net of tax	(6,821)	310	3,200
Defined benefit plan liability adjustment, net of tax	69	205	509
Other comprehensive income (loss), net	(34,266)	14,894	(21,861)
Comprehensive income	$85,630	$105,544	$44,516

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$119,896	$90,650	$66,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,031	98,841	91,991
Debt related charges included in interest expense	4,057	8,054	2,036
Inventory step-up amortization	1,056	590	798
Stock-based compensation	24,767	23,283	21,023
Non-cash lease expense	9,125	11,248	10,914
Non-cash loss on equity investments	780	5,691	7,636
Contingent consideration fair value adjustment	(3,550)	(736)	3,097
Other non-cash losses	6,954	4,379	5,854
Deferred income taxes	(14,110)	(9,490)	(17,498)
Gain on sale of discontinued operations	(177)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,532)	(7,437)	(41,380)
Inventories	(18,079)	(30,178)	(56,721)
Contract assets	(18,447)	(13,646)	(7,543)
Prepaid expenses and other assets	(229)	(930)	764
Accounts payable	(16,620)	(520)	26,038
Accrued expenses and other liabilities	4,472	7,908	(9,529)
Income taxes payable	811	(7,494)	12,524
Net cash provided by operating activities	205,205	180,213	116,381
Cash flows from investing activities:
Acquisition of property, plant and equipment	(105,357)	(119,938)	(74,728)
Purchase of intangible asset	(250)	—	—
Proceeds from sale of property, plant and equipment	39	173	639
Proceeds from return of capital from equity investments	—	—	304
Acquisitions, net of cash acquired	(138,544)	(43,602)	(126,636)
Proceeds from sale of discontinued operations, net	48,698	—	—
Net cash used in investing activities	(195,414)	(163,367)	(200,421)
Cash flows from financing activities:
Principal payments of long-term debt	(6)	(415,938)	(25,249)
Proceeds from issuance of convertible notes, net of discount	—	486,250	—
Proceeds from revolving credit facility	274,500	383,103	166,000
Payments of revolving credit facility	(247,500)	(424,801)	(45,000)
Purchase of capped calls	—	(35,000)	—
Payment of debt issuance costs	(2,075)	(2,181)	—
Proceeds from the exercise of stock options	742	2,303	150
Tax withholdings related to net share settlements of restricted stock units	(10,938)	(3,098)	(2,929)
Proceeds from contingent consideration	—	—	1,319
Payment of contingent consideration	—	(7,660)	(972)
Principal payments on finance leases	(10,723)	(1,182)	(843)
Other financing activities	9,321	190	—
Net cash provided by (used in) financing activities	13,321	(18,014)	92,476
Effect of foreign currency exchange rates on cash and cash equivalents	(243)	570	(2,049)
Net increase (decrease) in cash and cash equivalents	22,869	(598)	6,387
Cash and cash equivalents, beginning of year	23,674	24,272	17,885
Cash and cash equivalents, end of year	$46,543	$23,674	$24,272

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(in thousands)	2024	2023	2022
Total stockholders’ equity, beginning balance	$1,519,042	$1,417,456	$1,354,697

Common stock and additional paid-in capital
Balance, beginning of period	727,468	731,426	713,183
Stock awards exercised or vested	(10,224)	(991)	(2,780)
Stock-based compensation	24,767	23,283	21,023
Capped calls related to the issuance of convertible notes, net of tax	—	(26,250)	—
Balance, end of period	742,011	727,468	731,426
Retained earnings
Balance, beginning of period	771,351	680,701	614,324
Net income	119,896	90,650	66,377
Balance, end of period	891,247	771,351	680,701
Accumulated other comprehensive income (loss)
Balance, beginning of period	20,223	5,329	27,190
Other comprehensive income (loss)	(34,266)	14,894	(21,861)
Balance, end of period	(14,043)	20,223	5,329

Total stockholders’ equity, ending balance	$1,619,215	$1,519,042	$1,417,456

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
On September 27, 2024, the Company entered into a stock purchase agreement to sell 100% of the issued and outstanding shares of common stock of Electrochem Solutions, Inc. (“Electrochem”), a wholly owned subsidiary of the Company, to Ultralife Corporation (“Ultralife”), and on October 31, 2024, completed the sale.
Electrochem met the criteria to be reported as held for sale and discontinued operations as of September 27, 2024. Because Electrochem was previously a reportable operating segment, the Company concluded the divestiture was a strategic shift in its business. Consequently, the Electrochem business has been reclassified as a discontinued operation.
The assets and liabilities that were transferred in the Electrochem divestiture have been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2023. The results of operations of the Electrochem business have been classified as discontinued operations in the Consolidated Statements of Operations for all periods presented. Intersegment sales to Electrochem that were previously eliminated in consolidation have been treated as third party sales and are included in sales from continuing operations as the Company will continue to supply the Electrochem business with certain specified products following its divestiture. The Consolidated Statements of Cash Flows include cash flows related to the discontinued operations due to Integer’s (parent) centralized treasury and cash management processes. All results and information in the consolidated financial statements, including the notes to the consolidated financial statements, have been updated for all periods presented to exclude information pertaining to discontinued operations, unless otherwise noted specifically as discontinued operations, and reflect only the continuing operations of the Company. Refer to Note 3, “Discontinued Operations,” for additional information on the Electrochem divestiture.
The divestiture of Electrochem also represents a sale of the Company’s previously reported Non-Medical segment as the Electrochem business constituted substantially all of the assets and liabilities and operations reported in the historical Non-Medical segment, which focused on nonmedical applications for the energy, military and environmental sectors. Under the new organizational and reporting structure, all continuing operations are included in one reportable segment.
Reclassifications
Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings, financial position, or cash flows.
For the year ended December 31, 2024, the Company no longer separately presents Refundable income taxes or Income taxes payable in its Consolidated Balance Sheets. As a result, Refundable income taxes and Income taxes payable amounts presented in prior periods were reclassified to Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, to conform to the current year presentation.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. A significant portion of the Company’s sales and accounts receivable are to three customers, all in the medical device industry, and, as such, the Company is directly affected by the condition of those customers and that industry. However, the credit risk associated with trade receivables is partially mitigated due to the stability of those customers. The Company performs on-going credit evaluations of its customers. Note 20, “Revenue from Contracts with Customers,” contains information on sales and accounts receivable for these customers. The Company maintains cash deposits with major banks, which from time to time may exceed insured limits. The Company performs on-going credit evaluations of its banks.
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
Factoring Arrangements
The Company has receivable factoring arrangements, pursuant to which certain receivables may be sold on a non-recourse basis to financial institutions. Transactions under the receivables factoring arrangements are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s Consolidated Balance Sheets. Under these arrangements, the Company does not maintain any beneficial interest in the receivables sold. Once sold, the receivables are no longer available to satisfy creditors in the event of bankruptcy. Sale proceeds are reflected in Cash flows from operating activities on the Consolidated Statements of Cash Flows. Factoring fees are recorded in Selling, general, and administrative expenses in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2024 and December 31, 2023, the Company sold accounts receivable of $231.0 million and $144.4 million, respectively. During the years ended December 31, 2024 and December 31, 2023, the Company recorded factoring fees of $1.7 million and $1.1 million, respectively. The Company did not utilize receivable factoring arrangements prior to 2023.
Supplier Financing Arrangements
The Company utilizes supplier financing arrangements with financial institutions to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale of, and are accounted for as a reduction to, accounts receivable. The agreements transfer control and risk related to the receivables to the financial institutions. The Company has no continuing involvement in the transferred receivables subsequent to the sale. Fees for supplier financing arrangements are recorded in Selling, general, and administrative expenses in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2024, 2023 and 2022, the Company sold and de-recognized accounts receivable of $156.6 million, $139.4 million and $120.7 million, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recorded costs associated with the supplier financing arrangements of $2.2 million, $1.8 million, and $0.9 million, respectively.
Inventories
Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Write-downs for excess, obsolete or expired inventory are based primarily on how long the inventory has been held, historical sales volume, and estimates of forecasted net sales of that product. A significant change in the timing or level of demand for products may result in recording additional write-downs for excess, obsolete or expired inventory in the future. Note 5, “Inventories,” contains additional information on the Company’s inventory.
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
Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. Costs associated with operating leases are recognized within operating expenses on a straight-line basis over the lease term. Finance lease assets are amortized within operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or, in the instance where title does not transfer at the end of the lease term, the lease term. The interest component of a finance lease is included in Interest expense and recognized using the effective interest method over the lease term. The Company combines lease and non-lease components for all asset classes. For certain leases where rent escalates based upon a change in a financial index, such as the Consumer Price Index, the difference between the rate at lease inception and the subsequent fluctuations in that rate are included in variable lease costs.  Additionally, because the Company does not separate lease and non-lease components, variable costs also include payments to the landlord for common area maintenance, real estate taxes, insurance and other operating expenses.  The Company does not apply the recognition requirements to leases with lease terms of 12 months or less. Note 15, “Leases,” contains additional information on the Company’s leases.
Property, Plant and Equipment (“PP&E”)
PP&E is carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows: buildings and building improvements 12-30 years; machinery and equipment 3-10 years; office equipment 3-10 years; and leasehold improvements over the remaining lives of the improvements or the lease term, whichever is shorter. The costs of repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is recorded in operating income or expense. The Company also reviews its PP&E for impairment when impairment indicators exist. When impairment indicators exist, the Company determines if the carrying value of its fixed assets exceeds the related undiscounted future cash flows. In cases where the carrying value of the Company's long-lived assets or asset groups (excluding goodwill and indefinite-lived intangible assets) exceeds the related undiscounted cash flows, the carrying value is written down to fair value. Fair value is generally determined using a discounted cash flow analysis. Note 6, “Property, Plant and Equipment, Net,” contains additional information on the Company’s PP&E.
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
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, assumptions are required to reflect those that market participants would use in pricing the asset or liability at the measurement date. Note 18, “Financial Instruments and Fair Value Measurements,” contains additional information on assets and liabilities recorded at fair value in the consolidated financial statements.

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
Assets Held for Sale and Discontinued Operations
An asset, group of assets, or qualifying business are considered held for sale when they meet all the applicable criteria, including: (i) having the authority to sell, (ii) being available to sell in their present condition, (iii) having an active program to locate buyers, (iv) being actively marketed at current fair value, and (v) considered probable of selling within one year.
Assets and liabilities of a qualifying business are excluded from the net assets of continuing operations, separated in a disposal group and classified as held for sale in the period in which the held for sale criteria was met. Corporate debt is not included as a component of the disposal group, regardless of repayment provisions, and only debt directly attributable to the divested operations may be included as held for sale. Assets and liabilities held for sale are recorded at the lower of its carrying amount or estimated fair value less expected cost to sell and any unrecognized other comprehensive loss. The fair value of the assets and liabilities held for sale are based on significant inputs that are unobservable and thus represent Level 3 measurements. Assets held for sale do not experience any subsequent depreciation or amortization after being classified as held for sale. Assets held for sale are reviewed for impairment at least quarterly, and if the carrying amount of the disposal group exceeds the estimated fair value less cost to sell, a loss is recognized.
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold and meets the criteria for being classified as held for sale. Assets and liabilities of a disposal group classified as held for sale and related to discontinued operations are presented as held for sale for all current and prior periods presented within the Consolidated Balance Sheets. The results of discontinued operations are reported in Income (loss) from discontinued operations, net of tax in the accompanying Consolidated Statements of Operations for the current and prior periods commencing in the period in which the business meets the held for sale criteria, and includes any gain or loss recognized on closing, or adjustment of the carrying amount to fair value less cost to sell while being held for sale. Income (loss) from discontinued operations, net of tax includes only direct costs attributable to the divested business and excludes any indirect cost allocation associated with any shared or corporate led functions unless otherwise dedicated to the divested business. Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale. Interest costs from corporate debt, excluding loss on extinguishment of debt, may be included as a component of Income (loss) from discontinued operations, net of tax specifically attributable to interest from corporate debt that is obligated to be repaid following the completion of a divestiture; plus the allocation of interest cost from corporate debt not directly attributable to or related to other operations based on the ratio of net assets of the disposal group held for sale to the consolidated net assets plus consolidated debt, excluding debt assumed in transaction, required to be repaid, or directly attributable to other operations of the Company. See Note 3, “Discontinued Operations,” for further details.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In periods subsequent to the initial measurement, contingent consideration liabilities are remeasured to fair value each reporting period until the contingent consideration is settled using various assumptions including estimated revenues (based on internal operational budgets and long-range strategic plans), discount rates, revenue volatility and projected payment dates. The current portion of contingent consideration liabilities is included in Accrued expenses and other current liabilities and the non-current portion is included in Other long-term liabilities on the Consolidated Balance Sheets. Adjustments to the fair value of contingent consideration liabilities are included in Restructuring and other charges in the Consolidated Statements of Operations, and cash flows from operating activities in the Consolidated Statements of Cash Flows. Note 18, “Financial Instruments and Fair Value Measurements,” contains additional information on contingent consideration recorded at fair value in the consolidated financial statements.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable net assets of a business acquired and is assigned to one or more reporting units. The Company’s reporting unit is the same as its reportable segment. The Company tests the reporting unit’s goodwill for impairment at least annually as of the last day of the fiscal year and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying amount. In conducting its goodwill test, the Company either performs a qualitative assessment or a quantitative assessment. A qualitative assessment requires that the Company consider events or circumstances including, but not limited to, macro-economic conditions, market and industry conditions, cost factors, competitive environment, changes in strategy, changes in customers, changes in the Company’s stock price, results of the last impairment test, and the operational stability and the overall financial performance of the reporting unit. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of its reporting unit is greater than the carrying amount, then the quantitative goodwill impairment test is not performed. The Company may elect to bypass the qualitative analysis and perform a quantitative analysis.
If the qualitative assessment indicates that the quantitative analysis should be performed or if management elects to bypass a qualitative analysis to perform a quantitative analysis, the Company then evaluates goodwill for impairment by comparing the fair value of its reporting unit to its carrying value, including the associated goodwill. To determine the fair value, the Company uses a combination of the income approach based on estimated discounted future cash flows and the market approach based on comparable publicly traded companies. The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors.
The Company completed its annual goodwill impairment test as of December 31, 2024 and determined, after performing a qualitative review of its reporting unit, that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. Accordingly, there was no indication of impairment and the quantitative goodwill impairment test was not performed.
Due to the divestiture of its Non-Medical segment, which also historically represented the Non-Medical reporting unit, the Company considered the goodwill attributable to its Non-Medical reporting unit for impairment at the time the assets and liabilities were reclassified as held-for-sale and concluded there was no indication of impairment as the cash consideration received exceeded the carrying value of the net assets.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company assesses its indefinite-lived intangible assets for impairment periodically to determine if any adverse conditions exist that would indicate impairment or when impairment indicators exist. The Company assesses its indefinite-lived intangible assets for impairment at least annually by comparing the fair value of the indefinite-lived intangible asset to its carrying value. The fair value is determined using the relief from royalty method, which is based on unobservable, Level 3, inputs.
Refer to Note 7, “Goodwill and Other Intangible Assets, Net,” for further details of the Company’s goodwill and other intangible assets.
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
Realized and unrealized gains and losses resulting from changes in fair value or the sale of these equity investments are recorded through Loss on equity investments, net. For some investments, the Company records its share of the investee’s income or loss one quarter in arrears due to the timing of its receipt of such information. The carrying value of the Company’s non-marketable equity securities is adjusted for qualifying observable price changes resulting from the issuance of similar or identical securities by the same issuer. Determining whether an observed transaction is similar to a security within the Company’s portfolio requires judgment based on the rights and preferences of the securities. Recording upward and downward adjustments to the carrying value of the Company’s equity securities as a result of observable price changes requires quantitative assessments of the fair value of these securities using various valuation methodologies and involves the use of estimates.
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
The Company has determined that its investments are not considered variable interest entities. The Company’s exposure related to these entities is limited to its recorded investment. These investments are in start-up research and development companies whose fair value is highly subjective in nature and subject to future fluctuations, which could be significant. Refer to Note 18, “Financial Instruments and Fair Value Measurements,” for additional information on the Company’s equity investments.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Debt Issuance Costs and Discounts
Debt issuance costs and discounts associated with the issuance of debt by the Company are deferred and amortized over the lives of the related debt. Debt issuance costs incurred in connection with the Company’s issuance of its revolving credit facility are classified within Other long-term assets and amortized to Interest expense on a straight-line basis over the contractual term of the revolving credit facility. Debt issuance costs and discounts related to the Company’s term-debt are recorded as a reduction of the carrying value of the related debt and are amortized to Interest expense using the effective interest method over the period from the date of issuance to the maturity date. Upon prepayment of the related debt, the Company also recognizes a proportionate amount of the costs as extinguishment of debt. Costs treated as extinguishment of debt are expensed and included in Interest expense in the accompanying Consolidated Statements of Operations. The amortization of debt issuance costs and discounts, and debt extinguishment charges are included in Debt related charges included in interest expense in the Consolidated Statements of Cash Flows. Note 9, “Debt,” contains additional information on the Company’s debt issuance costs and discounts.
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
Derivative Financial Instruments
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments is generally limited to cash flow hedges of certain interest rate risks and minimizing foreign currency exposure on foreign currency transactions, which are typically designated in hedging relationships, and intercompany balances, which are not designated as hedging instruments. Under master agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, it has the right of set-off and is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. Foreign currency contracts are recorded in the Consolidated Balance Sheets at fair value and the related gains or losses are deferred as a component of Accumulated other comprehensive income (loss) (“AOCI”) in the Consolidated Balance Sheets until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from AOCI to the Consolidated Statement of Operations on the same line item as the underlying transaction. In the event the forecasted transactions do not occur, or it becomes probable that they will not occur, the Company reclassifies any gain or loss on the related cash flow hedge to earnings in the respective period. Cash flows related to these derivative financial instruments are included in cash flows from operating activities. Foreign currency contracts not designated as hedging relationships are recorded in the Consolidated Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Statement of Operations.
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
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and less frequently, contract liabilities. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities are recorded when customers pay or are billed in advance of the Company’s satisfaction of its performance obligations. The current portion of contract liabilities is included in Accrued expenses and other current liabilities and the non-current portion is included in Other long-term liabilities on the Consolidated Balance Sheets. For contracts with customers where revenue is recognized over time, the Company records a contract asset when revenue is earned but not yet billed associated with non-cancellable customer orders. Contract assets are presented as a current asset on the Consolidated Balance Sheets.
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
In addition, from time to time, the Company incurs costs associated with acquiring and integrating businesses, and certain other general expenses, including asset impairments. The Company classifies costs associated with these items within Restructuring and other charges in the Consolidated Statements of Operations. Refer to Note 12, “Restructuring and Other Charges,” for additional information.
Research, Development and Engineering (“RD&E”)
RD&E costs are expensed as incurred. The primary costs are salary and benefits for personnel, material costs used in development projects and subcontracting costs.
Product Warranties
The Company allows customers to return defective or damaged products for credit, replacement, or repair. The Company warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims, through Cost of Sales, based upon experience and other specific information as it becomes available. The product warranty liability is classified as Accrued expenses and other current liabilities on the Consolidated Balance Sheets. Adjustments to pre-existing estimated exposure for warranties are made as changes to the obligations become reasonably estimable. The Company’s product warranty liability totaled $1.4 million and $0.1 million as of December 31, 2024 and December 31, 2023, respectively.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The fair value of the stock-based compensation is determined at the grant date. The Company uses the Black-Scholes standard option pricing model (“Black-Scholes model”) to determine the fair value of stock options. The fair value of each RSU is determined based on the Company’s closing stock price on the date of grant. The fair value of each PRSU is determined based on either the Company’s closing stock price on the date of grant or through a Monte Carlo valuation model for those awards that include a market-based condition. The Black-Scholes and Monte Carlo valuation models incorporate assumptions as to stock price volatility, the expected life of stock option or PRSU awards, a risk-free interest rate, illiquidity discount and dividend yield.
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
All stock option awards granted under the Company’s compensation plans have an exercise price equal to the closing stock price on the date of grant, a ten-year contractual life and generally vest annually over a three-year vesting term. RSUs typically vest in equal annual installments over a three year period. RSUs issued to members of the Company’s Board of Directors as a portion of their annual retainer vest quarterly over a one-year vesting term. Earned PRSUs typically vest three years from the date of grant.
The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based on the amount of stock-based compensation expense recognized and the statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded as a component of Provision for income taxes in the Consolidated Statements of Operations. Note 11, “Stock-Based Compensation,” contains additional information on the Company’s stock-based compensation.
Defined Benefit Plans
The Company recognizes on its Consolidated Balance Sheets as an asset or liability the overfunded or underfunded status of its defined benefit plans provided to its employees located in Mexico and Switzerland. This asset or liability is measured as the difference between the fair value of plan assets, if any, and the benefit obligation of those plans. For these plans, the benefit obligation is the projected benefit obligation, which is calculated based on actuarial computations of current and future benefits for employees. Actuarial gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of AOCI on the Consolidated Balance Sheets. The Company records the service cost component of net benefit costs in Cost of sales and SG&A expenses. The interest cost component of net benefit costs is recorded in Interest expense and the remaining components of net benefit costs, amortization of net losses and expected return on plan assets, are recorded in Other (income) loss, net.
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
The Company has foreign operations in the Dominican Republic, Ireland, Malaysia, Mexico, Switzerland, and Uruguay, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Dominican pesos, Euros, Malaysian ringgits, Mexican pesos, Swiss francs, and Uruguayan pesos. To the extent that monetary assets and liabilities, including short-term and long-term intercompany loans, are recorded in a currency other than the functional currency of the subsidiary, these amounts are remeasured each period at the period-end exchange rate, with the resulting gain or loss being recorded in Other (income) loss, net in the Consolidated Statements of Operations. Net foreign currency transaction (gains) losses included in Other (income) loss, net amounted to $3.2 million, $1.0 million and $(1.1) million for the years ended December 31, 2024, 2023 and 2022, respectively, and primarily related to the fluctuation of the U.S. dollar relative to the Euro and the remeasurement of certain intercompany loans.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Earnings Per Share (“EPS”)
Basic EPS is calculated using the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the weighted average number of shares outstanding during the period plus, if dilutive, common stock equivalents outstanding during the period and stock issuable upon conversion of convertible debt instruments. The Company's common stock equivalents consist of shares issuable upon the release of RSUs and PRSUs and the incremental shares of common stock issuable upon the exercise of stock options. The dilutive effect of these common stock equivalents is reflected in diluted EPS by application of the treasury stock method. The dilutive effect of shares issuable upon conversion of convertible debt instruments are included in the calculation of diluted EPS under the if-converted method. Note 16, “Earnings Per Share,” contains additional information on the computation of the Company’s EPS.
Comprehensive Income
The Company’s comprehensive income as reported in the Consolidated Statements of Comprehensive Income includes net income, foreign currency translation adjustments, the net change in cash flow hedges, net of tax, and defined benefit plan liability adjustments, net of tax. The Consolidated Statements of Comprehensive Income and Note 17, “Stockholders’ Equity,” contain additional information on the computation of the Company’s comprehensive income.
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
Accounting Guidance Adopted During the Period
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 19, “Segment and Geographic Information,” for further details.
Accounting Guidance to be Adopted in Future Periods
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The ASU clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2.)    BUSINESS ACQUISITIONS
2024 Acquisition
On January 5, 2024, the Company acquired 100% of the outstanding capital stock of Pulse Technologies, Inc. (“Pulse”), a privately-held technology, engineering and contract manufacturing company focused on complex micro machining of medical device components for high growth structural heart, heart pump, electrophysiology, leadless pacing, and neuromodulation markets. Based in Pennsylvania, Pulse also provides proprietary advanced technologies, including hierarchical surface restructuring (HSRTM), scratch-free surface finishes, and titanium nitride coatings. Consistent with the Company’s tuck-in acquisition strategy, the acquisition of Pulse further increases the Company’s end-to-end development capabilities and manufacturing footprint in targeted growth markets and provides customers with expanded capabilities, capacity and resources to accelerate the time to market for customer products. The Company funded the purchase price with borrowings under its Revolving Credit Facility (as defined below).
The total consideration transferred was $142.3 million, including contingent consideration, working capital and other purchase price adjustments. The Company recorded contingent consideration with an estimated acquisition date fair value of $3.6 million, representing the Company’s obligation, under the purchase agreement, to make an additional payment of up to $20.0 million based on a specified revenue growth milestone being met in 2025. During 2024 the Company recorded adjustments to the purchase price allocation, inclusive of working capital and other closing adjustments, resulting in decreases to goodwill and current liabilities. Purchase price allocation adjustments recorded during 2024 were not material.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2.)    BUSINESS ACQUISITIONS (Continued)
Goodwill
The excess of the purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The goodwill resulting from the transaction is primarily attributable to future customer relationships and the assembled workforce of the acquired business. The goodwill acquired in connection with the Pulse acquisition is deductible for tax purposes.
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
Contingent Consideration - As part of the Pulse acquisition, the Company may be required to pay additional consideration based on a specified revenue growth milestone being met in 2025. Any amounts earned will be payable in 2026. The contingent consideration is classified as Level 3 in the fair value hierarchy and the fair value is measured based on a Monte Carlo simulation utilizing projections about future performance. Significant inputs include revenue volatility of 11%, a discount rate of 12% and projected financial information. See Note 18, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration.
2023 Acquisition
Effective as of October 1, 2023, the Company acquired substantially all of the assets and assumed certain liabilities of InNeuroCo, Inc. (“InNeuroCo”), a privately-held company based in Florida. InNeuroCo was a recognized leader in neurovascular catheter innovation with strong development and manufacturing capabilities. InNeuroCo’s expertise and highly differentiated neurovascular catheter innovation complements the Company’s existing capabilities and market focus. Consistent with the Company’s strategy, the addition of InNeuroCo further increases Integer’s ability to provide enhanced solutions to its customers in the neurovascular catheter space. The Company funded the purchase price with borrowings under its Revolving Credit Facility.
The total consideration transferred was $44.5 million, consisting of an initial cash payment of $43.6 million and $0.9 million in estimated fair value of contingent consideration. The contingent consideration represents the estimated fair value of the Company’s obligation, under the purchase agreement, to make additional payments of up to $13.5 million based on specified annual revenue growth milestones being met through 2027, and a one-time contingent payment to be made based on cumulative revenue amounts through 2027 exceeding a specified revenue target. See Note 18, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2.)    BUSINESS ACQUISITIONS (Continued)
The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. During 2023 and 2024, the Company recorded measurement period adjustments of $2.2 million and $1.5 million, respectively, to increase the allocation of the purchase price to certain current assets. These adjustments were based on facts and circumstances that existed, but were not known, as of the acquisition date which resulted in a decrease to goodwill of $3.7 million.
The final purchase price allocation was as follows (in thousands):

Fair value of net assets acquired
Current assets (excluding inventory)	$8,471
Inventory	5,376
Property, plant and equipment	3,436
Goodwill	19,442
Definite-lived intangible assets	9,200
Operating lease assets	2,072
Current liabilities	(2,331)
Operating lease liabilities	(1,157)
Fair value of net assets acquired	$44,509
Intangible Assets
The purchase price was allocated to intangible assets as follows (dollars in thousands):

Definite-lived Intangible Assets	Fair Value Assigned	Weighted Average Amortization Period (Years)
Customer lists	$4,000	20.0
Technology	5,200	10.0
	$9,200
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
The total consideration transferred was $141.3 million, consisting of an initial cash payment of $133.9 million ($129.3 million net of cash acquired) and $7.4 million in estimated fair value of contingent consideration. The contingent consideration represented the estimated fair value of the Company’s obligation, under the purchase agreement, to make additional payments of up to €10 million ($10.9 million at the exchange rate as of April 6, 2022) based on Aran’s achievement of 2022 revenue growth milestones. The earn-out period ended on December 31, 2022 and full payment was made, in accordance with the terms of the share purchase agreement, in April 2023. See Note 18, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration.

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
	$71,485
Actual and Pro Forma (unaudited) disclosures
The following table presents (in thousands) unaudited pro forma financial information for the years ended December 31, 2023 and 2022, as if Pulse, InNeuroCo and Aran had been included in the Company’s financial results as of the beginning of fiscal year 2023, 2022 and 2021, respectively, through the date of acquisition. Actual results for each acquired business are included in the the Company’s consolidated results subsequent to the date of acquisition (in thousands):

	2023	2022
Sales	$1,616,952	$1,357,765
Income from continuing operations	78,050	62,550
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
From the date of acquisition through the year ended December 31, 2024, sales related to Pulse were $41.7 million. As of the closing date, the Company began to immediately integrate the acquisition into existing operations and management structure of Pulse, making it impracticable to determine the post-acquisition earnings on a standalone basis. From the date of acquisition through the year ended December 31, 2023, sales related to InNeuroCo were $5.2 million, and earnings were not material. From the date of acquisition through the year ended December 31, 2022, sales related to Aran were $15.1 million, and earnings were not material.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2.)    BUSINESS ACQUISITIONS (Continued)
Acquisition costs
During the years ended December 31, 2024, 2023 and 2022, direct costs of the Pulse, InNeuroCo and Aran acquisitions of $2.6 million, $1.5 million and $5.9 million, respectively, were expensed as incurred and included in Restructuring and other charges in the Consolidated Statements of Operations. Acquisition costs include incremental expense (benefit) of adjustments to increase (decrease) the fair value of acquisition-related contingent consideration liabilities. See Note 18, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration.
(3.)    DISCONTINUED OPERATIONS
The following table summarizes the components of Income (loss) from discontinued operations, net of tax in the accompanying Consolidated Statement of Income for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Income (loss) from discontinued operations before taxes - Electrochem	$(816)	$1,912	$7,282
Income from discontinued operations before taxes - AS&O Product Line	—	—	1,323
Income (loss) from discontinued operations before taxes	(816)	1,912	8,605
Provision for income taxes from discontinued operations	341	405	1,975
Income (loss) from discontinued operations, net of tax	$(1,157)	$1,507	$6,630
Divestiture of Electrochem
On September 27, 2024, the Company entered into a stock purchase agreement to sell 100% of the issued and outstanding shares of common stock of Electrochem to Ultralife, and on October 31, 2024, completed the sale, collecting cash proceeds of $48.7 million, which is net of transaction costs and adjustments set forth in the stock purchase agreement. In connection with the sale, the parties executed a customary transition services agreement whereby the Company will provide certain corporate services (including services related to accounting, finance, quality, human resources and information technology) to Ultralife for a period of up to nine months from the date of the closing to facilitate an orderly transfer of business operations. Ultralife will pay Integer for certain of these services, with such payments varying in amount and for different lengths of time as specified in the transition services agreement. Transactions under this agreement were not material during the year ended December 31, 2024.
In connection with the closing of the transaction, the Company recognized a pre-tax gain on sale of discontinued operations of $0.8 million during the year ended December 31, 2024. The Company is in the process of finalizing the net working capital adjustment with Ultralife as provided for in the stock purchase agreement. The final net working capital adjustment, as determined through the established process outlined in the stock purchase agreement, may be different from the Company’s estimates. The impact of any changes in the net working capital adjustment and associated income taxes will be recorded as an adjustment to the gain on sale from discontinued operations in the period such change occurs and may be materially different from the Company’s estimates.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3.)    DISCONTINUED OPERATIONS (Continued)
The following summarizes the Electrochem assets and liabilities, which have been segregated from Integer’s continuing operations and are reported as assets and liabilities of discontinued operations held for sale in the Consolidated Balance Sheets as of December 31, 2023 (in thousands):

Accounts receivable, net of provision for credit losses	$6,994
Inventories	10,614
Prepaid expenses and other current assets	97
Current assets of discontinued operations classified as held for sale	17,705
Property, plant and equipment, net	15,385
Goodwill	17,000
Other intangible assets, net (Purchased technology and patents)	3,548
Other long-term assets	476
Noncurrent assets of discontinued operations classified as held for sale	36,409
Total assets of discontinued operations classified as held for sale	54,114
Accounts payable	2,035
Accrued expenses and other current liabilities	1,468
Current liabilities of discontinued operations classified as held for sale	3,503
Deferred income taxes	2,073
Other long-term liabilities	391
Noncurrent liabilities of discontinued operations classified as held for sale	2,464
Total liabilities of discontinued operations classified as held for sale	5,967
Net assets	$48,147
The following table summarizes the components of Income (loss) from discontinued operations, net of tax associated with the Electrochem divestiture in the accompanying Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Sales	$27,227	$41,017	$44,819
Cost of sales	22,123	32,617	31,574
Gross profit	5,104	8,400	13,245
SG&A expenses	2,239	2,448	2,528
Research, development and engineering costs	1,485	1,804	1,156
Restructuring and other charges	678	141	912
Interest expense	2,340	2,095	1,367
Gain on sale of discontinued operations	(822)	—	—
Income (loss) from discontinued operations before taxes	(816)	1,912	7,282
Provision for income taxes	341	405	1,679
Income (loss) from discontinued operations, net of tax	$(1,157)	$1,507	$5,603
The Company elected to allocate interest expense to discontinued operations for the Company's debt that is not directly attributed to the Electrochem business based on a ratio of net assets of discontinued operations to the sum of consolidated net assets and consolidated debt.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3.)    DISCONTINUED OPERATIONS (Continued)
Cash flow information from discontinued operations associated with the Electrochem divestiture for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	2024	2023	2022
Cash provided by operating activities	$3,138	$6,993	$7,007
Cash used in investing activities (all capital expenditures)	(783)	(514)	(425)
Depreciation and amortization	974	1,211	1,095
Divestiture of AS&O Product Line
In July 2018, the Company completed the sale of its Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”). There were no income or cash flows from discontinued operations associated with the AS&O Product Line for the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company recognized other income from discontinued operations of $1.3 million for the release of pre-divestiture indemnified tax liabilities resulting from the lapse of the statute of limitations and the effective settlement of tax audits.
Income from discontinued operations, net of tax associated with the AS&O Product Line for the year ended December 31, 2022 was as follows (in thousands):

Other income	$1,323
Provision for income taxes	296
Income from discontinued operations, net of tax	$1,027
Cash flow information from discontinued operations associated with the AS&O Product Line for the year ended December 31, 2022 was as follows (in thousands):

Income from discontinued operations	$1,027
Changes in operating assets and liabilities, net of acquisitions:
Accrued expenses and other liabilities	(1,323)
Income taxes payable	296
Net cash provided by operating activities	$—
(4.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following represents supplemental cash flow information, including supplemental information related to discontinued operations, for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Non-cash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$15,345	$21,044	$13,592
Cash paid during the year for:
Interest	54,167	37,701	35,804
Income taxes	36,472	30,351	11,165

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5.)     INVENTORIES
Inventories comprise the following (in thousands):

	December 31,
	2024	2023
Raw materials	$104,620	$109,036
Work-in-process	126,810	102,668
Finished goods	15,696	17,398
Total	$247,126	$229,102
(6.)     PROPERTY, PLANT AND EQUIPMENT, NET
PP&E comprises the following (in thousands):

	December 31,
	2024	2023
Manufacturing machinery and equipment	$508,869	$419,657
Buildings and building improvements	159,974	88,021
Information technology hardware and software	80,994	71,523
Leasehold improvements	102,988	90,114
Furniture and fixtures	16,902	15,605
Land and land improvements	11,809	10,429
Construction work in process	84,891	147,772
Other	1,552	1,392
	967,979	844,513
Accumulated depreciation	(502,181)	(451,944)
Total	$465,798	$392,569
Depreciation expense for PP&E was as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Cost of sales	$44,927	$35,569	$34,260
SG&A	4,611	4,415	4,526
RD&E	2,981	3,450	3,049
Restructuring and other charges	349	—	—
Total depreciation expense	$52,868	$43,434	$41,835

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
See Note 2, “Business Acquisitions,” and Note 3, “Discontinued Operations,” for additional details regarding goodwill and intangible assets.
Goodwill
The changes in the carrying amount of goodwill during the years ended December 31, 2024 and 2023 was as follows (in thousands):

December 31, 2022	$965,192
InNeuroCo acquisition (Note 2)	23,196
InNeuroCo acquisition-related adjustments (Note 2)	(2,207)
Foreign currency translation	7,826
December 31, 2023	994,007
Pulse acquisition (Note 2)	38,094
Pulse acquisition-related adjustments (Note 2)	(36)
InNeuroCo acquisition-related adjustments (Note 2)	(1,547)
Foreign currency translation	(12,789)
December 31, 2024	$1,017,729
As of December 31, 2024, no accumulated impairment loss has been recognized for the Company’s goodwill.
Intangible Assets
Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2024
Definite-lived:
Purchased technology and patents	$293,164	$(204,591)	$88,573
Customer lists	870,692	(284,104)	586,588
Amortizing tradenames and other	20,002	(7,165)	12,837
Total amortizing intangible assets	$1,183,858	$(495,860)	$687,998
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2023
Definite-lived:
Purchased technology and patents	$286,535	$(195,329)	$91,206
Customer lists	837,453	(253,267)	584,186
Amortizing tradenames and other	21,035	(7,117)	13,918
Total amortizing intangible assets	$1,145,023	$(455,713)	$689,310
Indefinite-lived:
Trademarks and tradenames			$90,288
Included in the Company’s indefinite-lived intangible assets are the Lake Region Medical and Greatbatch Medical tradenames with carrying values of $70.0 million and $20.3 million, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)
Aggregate intangible asset amortization expense comprises the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Cost of sales	$17,451	$15,921	$15,388
SG&A	37,163	36,270	32,612
Restructuring and other charges	—	638	—
Total intangible asset amortization expense	$54,614	$52,829	$48,000
Estimated future intangible asset amortization expense based upon the carrying value as of December 31, 2024 is as follows (in thousands):

	2025	2026	2027	2028	2029	After 2029
Amortization expense	$53,364	$52,568	$51,066	$49,255	$46,855	$434,890
(8.)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprise the following (in thousands):

	December 31,
	2024	2023
Profit sharing and bonuses	$36,795	$35,348
Salaries and benefits	34,921	30,089
Cash flow hedges	6,091	—
Short-term finance lease liabilities	4,561	1,854
Contract liabilities	4,440	6,142
Accrued interest	4,201	4,578
Financing agreements	3,748	518
Income taxes payable	2,978	3,896
Product warranties	1,410	82
Other	9,178	8,137
Total	$108,323	$90,644

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9.)     DEBT
Long-term debt comprises the following (in thousands):

	December 31, 2024			December 31, 2023
	Principal Amount	Discounts and Deferred Issuance Costs	Net Carrying Amount	Principal Amount	Discounts and Deferred Issuance Costs	Net Carrying Amount
Senior Secured Credit Facilities:
Revolving credit facilities	$126,000	$—	$126,000	$99,000	$—	$99,000
Term loan A	375,000	(1,302)	373,698	375,000	(1,687)	373,313
Convertible Senior Notes due 2028	499,994	(9,539)	490,455	500,000	(12,388)	487,612
Total	$1,000,994	$(10,841)	$990,153	$974,000	$(14,075)	$959,925
Current portion of long-term debt			(10,000)			—
Long-term debt			$980,153			$959,925
In September 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), governing the Company’s senior secured credit facilities (the “Senior Secured Credit Facilities”). As of December 31, 2024, the Senior Secured Credit Facilities consists of a revolving credit facility (the “Revolving Credit Facility”) and a “term A” loan (the “TLA Facility”). In February 2023, the Company issued $500 million aggregate principal amount of 2.125% Convertible Senior Notes due in 2028 (the “2028 Convertible Notes”).
Senior Secured Credit Facilities
Third Amendment to the 2021 Credit Agreement
On July 1, 2024, the Company entered into a third amendment (the “Third Amendment”) to the 2021 Credit Agreement. The Third Amendment amended the terms of the 2021 Credit Agreement to increase the maximum borrowing capacity of the Company under the Revolving Credit Facility pursuant to the 2021 Credit Agreement by $300.0 million from $500.0 million to $800.0 million. All other terms of the 2021 Credit Agreement remained unchanged. In connection with the Third Amendment, the Company incurred and capitalized $2.1 million of issuance costs in accordance with ASC 470-50, Debt Modifications and Extinguishment. These costs have been recorded as a component of Other long-term assets on the Consolidated Balance Sheet as of December 31, 2024 and will be amortized over the remaining term of the 2021 Credit Agreement.
Revolving Credit Facility
The Revolving Credit Facility matures on February 15, 2028. As of December 31, 2024, the Company had available borrowing capacity on the Revolving Credit Facility of $668.7 million after giving effect to $126.0 million of outstanding borrowings and $5.3 million of outstanding standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at a rate based on the secured overnight financing rate for the applicable interest period plus an adjustment of 0.10% per annum, in relation to any loan in U.S. dollars, and the Euro Interbank Offered Rate, in relation to any loan in Euros, plus a margin based on the Company’s Secured Net Leverage Ratio (as defined in the 2021 Credit Agreement). In addition, the Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which ranges between 0.15% and 0.25%, depending on the Company’s Secured Net Leverage Ratio. As of December 31, 2024, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 5.96% and the commitment fee on the unused portion of the Revolving Credit Facility was 0.18%.
Term Loan Facilities
The TLA Facility matures on February 15, 2028, and requires quarterly installments. The quarterly principal installments under the TLA Facility increase over the term of the loan. During 2023, the Company prepaid the contractual amounts due on the TLA Facility through the second quarter of 2025. The interest rate terms for the TLA Facility are the same as those above for the Revolving Credit Facility borrowings in U.S. dollars. As of December 31, 2024, the interest rate on the TLA Facility was 5.96%.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9.)     DEBT (Continued)
Covenants
The Senior Secured Credit Facilities agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require that (i) the Company maintain a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following qualified acquisitions, but shall not exceed 5.50:1.00 and (ii) the Company maintain an interest coverage ratio of at least 2.50:1.00. As of December 31, 2024, the Company was in compliance with these financial covenants.
Contractual maturities under the Senior Secured Credit Facilities as of December 31, 2024 are as follows (in thousands):

	2025	2026	2027	2028
Future minimum principal payments	$10,000	$27,500	$30,000	$433,500
2028 Convertible Notes
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9.)     DEBT (Continued)
Upon conversion, the 2028 Convertible Notes will be settled in cash up to the aggregate principal amount of the 2028 Convertible Notes to be converted, and in cash, shares of the Company’s common stock or a combination thereof, at the Company’s option, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2028 Convertible Notes being converted. If the Company undergoes a fundamental change (as defined in the indenture governing the 2028 Convertible Notes), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2028 Convertible Notes, in principal amounts of $1,000 or a multiple thereof, at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if the Company issues a notice of redemption, the Company will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2028 Convertible Note in connection with such corporate event or during the relevant redemption period.
The conditions allowing holders of the 2028 Convertible Notes to convert the 2028 Convertible Notes was met as of June 30, 2024 and, thereafter, continued to be met as of December 31, 2024, in each instance due to the trading price of our common stock exceeding 130% of the 2028 Convertible Notes conversion price on at least 20 out of the 30 consecutive trading days prior to such date. Therefore, the 2028 Convertible Notes became eligible for conversion at the option of the holders beginning on July 1, 2024 and will continue to be eligible for conversion through March 31, 2025. Any determination regarding the convertibility of the 2028 Convertible Notes during future periods will be made in accordance with the terms of the indenture governing the 2028 Convertible Notes. If a conversion request occurs, the Company has the intent and ability to refinance the amounts that may become due with respect to the 2028 Convertible Notes using available borrowing capacity under the Revolving Credit Facility. As such, the obligations associated with the 2028 Convertible Notes continue to be classified as a long-term liability on the Consolidated Balance Sheets as of December 31, 2024.
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
Deferred Debt Issuance Costs and Discounts
The change in deferred debt issuance costs related to the Company’s Revolving Credit Facility during the year ended December 31, 2024 was as follows (in thousands):

December 31, 2023	2,166
Financing costs incurred	2,075
Amortization during the period	(823)
December 31, 2024	$3,418
The change in debt discount and deferred debt issuance costs related to the TLA Facility and 2028 Convertible Notes during the year ended December 31, 2024 was as follows (in thousands):

	Deferred Debt Issuance Costs	Debt Discount	Total
December 31, 2023	2,667	11,408	14,075
Amortization during the period	(612)	(2,622)	(3,234)
December 31, 2024	$2,055	$8,786	$10,841

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10.)     BENEFIT PLANS
Savings Plan
The Company sponsors a defined contribution 401(k) plan (the “Plan”) for its U.S. based employees. The Plan provides for the deferral of employee compensation under Internal Revenue Code §401(k) and a Company match. The Company matches $0.50 per dollar of each participant’s deferral made to the Plan up to 6% of their compensation, subject to Internal Revenue Service guidelines. Contributions from employees, as well as those matched by the Company, vest immediately. Net costs related to defined contribution plans for 2024, 2023 and 2022 were $10.8 million, $9.5 million and $8.5 million, respectively.
Defined Benefit Plans
The Company is required to provide its employees located in Switzerland and Mexico certain statutorily mandated defined benefits. Under these plans, benefits accrue to employees based upon years of service, position, age and compensation. The defined benefit pension plan provided to the Company’s employees located in Switzerland is a funded contributory plan, while the plans that provide benefits to the Company’s employees located in Mexico are unfunded and noncontributory. The assets of the Switzerland plan are held at an AA- rated insurance carrier who bears the pension risk and longevity risk, and will be used to cover the pension liability for the remaining retirees of the Swiss plan, as well as the remaining employees at that location. The liability and corresponding expense related to these benefit plans is based on actuarial computations of current and future benefits for employees. The aggregated projected benefit obligation for these plans was $2.9 million as of December 31, 2024 and December 31, 2023. Net periodic pension cost for 2024, 2023 and 2022 was $0.6 million, $0.6 million and $0.1 million, respectively. Over the next ten years, the Company expects gross benefit payments to be $1.6 million in total for the years 2025 through 2029, and $2.9 million in total for the years 2030 through 2034.
(11.)     STOCK-BASED COMPENSATION
Stock-based Compensation Plans
The Company maintains certain stock-based compensation plans that were approved by the Company’s stockholders and are administered by the Board of Directors (the “Board”) or the Compensation and Organization Committee of the Board (the “Compensation Committee”). The stock-based compensation plans provide for the granting of stock options, restricted stock awards, RSUs, performance awards, stock appreciation rights and stock bonuses to employees, non-employee directors, consultants, and service providers.
As of December 31, 2024, the Company’s outstanding stock-based compensation plans and agreements include the 2021 Omnibus Incentive Plan (the “2021 Plan”), 2016 Stock Incentive Plan (the “2016 Plan”), 2011 Stock Incentive Plan (the “2011 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”). The 2021 Plan replaced the 2016 Plan and the Company ceased granting any new awards under the 2016 Plan. The number of shares initially reserved for issuance under the 2021 Plan was (i) 1,450,000 plus (ii) the total number of shares of common stock available for issuance under the 2016 Plan, plus (iii) any shares of common stock that are subject to awards forfeited, cancelled, expired, terminated or otherwise lapsed or settled in cash, in whole or in part, without the delivery of shares under the 2016 Plan. The 2011 Plan and 2009 Plan have expired and no awards are available for issuance under these expired plans. As of December 31, 2024, there were 818,109 shares available for future grants under the 2021 Plan.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11.)     STOCK-BASED COMPENSATION (Continued)
Stock-based Compensation Expense
The classification of stock-based compensation expense in the accompanying Consolidated Statements of Operations was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
RSUs and PRSUs	$24,515	$23,108	$20,287
Discontinued operations	252	175	736
Total stock-based compensation expense	$24,767	$23,283	$21,023

Cost of sales	$3,881	$3,694	$3,195
SG&A	19,415	18,189	14,810
RD&E	1,153	1,152	1,005
Restructuring and other charges	66	73	1,277
Discontinued operations	252	175	736
Total stock-based compensation expense	$24,767	$23,283	$21,023

Income tax benefit recognized for stock-based compensation arrangements	$5,096	$3,667	$2,762
Stock Options
There were no stock options granted during 2024, 2023 or 2022. The following table summarizes stock option activity during the year ended December 31, 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	158,089	$40.35
Exercised	(28,006)	43.69
Outstanding at December 31, 2024	130,083	$39.63	2.0	$12.1
Vested and exercisable at December 31, 2024	130,083	$39.63	2.0	$12.1
Intrinsic value is calculated for in-the-money options (exercise price less than market price) as the difference between the market price of the Company’s common stock as of December 31, 2024 ($132.52) and the weighted average exercise price of the underlying stock options, multiplied by the number of options outstanding and/or exercisable. Shares are distributed from the Company’s authorized but unissued reserve upon the exercise of stock options. As of December 31, 2024, there was no unrecognized compensation cost related to stock options.
The following table provides certain information relating to the exercise of stock options during 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Intrinsic value	$2,007	$3,670	$370
Cash received	742	2,303	150
Actual tax benefit for the tax deductions from the exercise of options	482	881	89

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11.)     STOCK-BASED COMPENSATION (Continued)
Restricted Stock Units
The following table summarizes RSU activity during the year ended December 31, 2024:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	349,755	$76.63
Granted	148,777	107.84
Vested	(158,180)	81.39
Forfeited	(26,948)	84.65
Nonvested at December 31, 2024	313,404	$88.36
As of December 31, 2024, there was $14.5 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of approximately 1.6 years. The fair value of RSU shares that vested during 2024, 2023 and 2022 was $17.3 million, $9.1 million and $10.7 million, respectively. The weighted average grant date fair value of RSUs granted during 2024, 2023 and 2022 was $81.39, $79.03 and $75.87, respectively.
Performance Restricted Stock Units
The following table summarizes PRSU activity during the year ended December 31, 2024:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	275,503	$84.57
Granted	78,246	110.54
Performance adjustment(a)	111,590	93.38
Vested	(223,655)	93.41
Forfeited	(3,786)	83.02
Nonvested at December 31, 2024	237,898	$88.95
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
At December 31, 2024, there was $8.1 million of total unrecognized compensation cost related to unvested PRSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years. The fair value of PRSU shares vested during 2024 and 2023 was $19.8 million and $1.8 million, respectively. There were no PRSU shares vested during 2022. The weighted average grant date fair value of PRSUs granted during 2024, 2023 and 2022 was $110.54, $74.32 and $90.84, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11.)     STOCK-BASED COMPENSATION (Continued)
The grant-date fair values of the market-based portion of the PRSUs granted during 2024, 2023 and 2022 were determined using the Monte Carlo valuation model on the date of grant. The weighted average fair value and assumptions used to value the TSR portion of the PRSUs granted are as follows:

	2024	2023	2022
Weighted average fair value	$117.96	$74.29	$97.58
Risk-free interest rate	4.13%	3.79%	1.58%
Expected volatility	34%	46%	42%
Expected life (in years)	3.0	3.0	3.9
Expected dividend yield	—%	—%	—%
The valuation of the TSR portion of the PRSUs granted during 2024, 2023 and 2022 also reflects a weighted average illiquidity discount of 8.00%, 11.23% and 9.25%, respectively, related to the period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.
(12.)     RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges comprise the following (in thousands):

	2024	2023	2022
Restructuring charges	$4,013	$5,874	$4,008
Acquisition and integration costs	8,941	3,444	10,075
Other general expenses (gains)	(805)	2,110	1,188
Total restructuring and other charges	$12,149	$11,428	$15,271
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
2022 OE Initiatives - Costs related to the Company’s 2022 OE initiatives primarily include termination benefits. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2022 OE initiatives of between approximately $11 million and $13 million, the majority of which are expected to be cash expenditures. As of December 31, 2024, total restructuring and restructuring-related charges incurred since inception were $10.5 million. These actions are expected to be substantially complete by the end of 2025.
Strategic reorganization and alignment
The Company’s strategic reorganization and alignment (“SRA”) initiatives primarily include those that align resources with market conditions and the Company’s strategic direction in order to enhance the profitability of its portfolio of products.
2021 SRA Initiatives - During the fourth quarter of 2021, the Company initiated plans to exit certain markets to enhance profitability and reallocate manufacturing capacity needed to support the Company’s overall growth plans. The Company estimates that it will incur a range of pre-tax charges in connection with the 2021 SRA initiatives of approximately $6 million and $7 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s 2021 SRA Initiatives primarily include termination benefits. As of December 31, 2024, total charges incurred since inception were $6.2 million. These actions are expected to be completed by the end of 2025.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12.)     RESTRUCTURING AND OTHER CHARGES (Continued)
Manufacturing alignment to support growth
The Company’s manufacturing alignment to support growth (“MASG”) initiatives are designed to reduce costs, improve operating efficiencies or increase capacity to accommodate growth, which may involve relocation or consolidation of manufacturing operations.
Research and Product Development Alignment – In 2023, the Company commenced an initiative to consolidate certain research and product development operations to more efficiently meet customer needs. The Company will be consolidating existing facilities in Israel and Ireland primarily to a new facility in Ireland. The Company estimates that it will incur aggregate pre-tax charges in connection with this initiative of between approximately $6 million and $8 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s Research and Product Development Alignment initiative primarily include asset disposal and impairment charges and termination benefits. As of December 31, 2024, total restructuring and restructuring-related charges incurred since inception were $5.4 million. These actions are expected to be substantially complete by the end of 2026.
2022 MASG - In 2022, the Company initiated plans to relocate manufacturing of certain products. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2022 MASG initiatives of between approximately $5 million and $7 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s 2022 MASG initiative primarily include non-labor costs to relocate equipment and inventory, as well as other costs related to the closure and relocation of certain manufacturing operations. As of December 31, 2024, total restructuring and restructuring-related charges incurred since inception were $2.7 million. These actions are expected to be substantially complete by the end of 2026.
The following table comprises restructuring and restructuring-related charges by classification in the accompanying Consolidated Statements of Operations (in thousands):

	2024	2023	2022
Restructuring charges:
Restructuring and other charges	$4,013	$5,874	$4,008
Restructuring-related expenses(a):
Cost of sales	2,170	1,633	891
Selling, general and administrative	942	1,775	1,966
Research, development and engineering	130	667	1,231
Total restructuring and restructuring-related charges	$7,255	$9,949	$8,096
__________
(a) Restructuring-related expenses primarily include non-labor costs to relocate equipment and inventory, retention bonuses, consulting expenses and professional fees.
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence initiatives	Strategic reorganization and alignment	Manufacturing alignment to support growth	Total
December 31, 2023	$21	$125	$1,290	$1,436
Charges incurred, net of reversals	2,161	445	1,407	4,013
Cash payments	(1,492)	(455)	(2,348)	(4,295)
Non-cash adjustments	—	—	(349)	(349)
December 31, 2024	$690	$115	$—	$805

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12.)     RESTRUCTURING AND OTHER CHARGES (Continued)
Acquisition and integration costs
Acquisition and integration costs primarily consist of professional fees directly related to completed and contemplated business acquisitions and costs to integrate the systems, processes and organizations acquired. During 2024, 2023 and 2022, acquisition and integration costs included incremental expense (benefit) of $(3.6) million, $(0.7) million and $3.1 million, respectively, related to adjustments to the fair value of acquisition-related contingent consideration liabilities. See Note 18, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration.
Other general expenses
During 2024, 2023 and 2022, the Company recorded expenses related to other initiatives not described above, which primarily include gains and losses in connection with the disposal of property, plant and equipment. In addition, during 2024 and 2023 the Company recorded $(1.2) million and $2.0 million, respectively, of property loss (recoveries) relating to property damage which occurred in the fourth quarter of 2023 at one of its manufacturing facilities.
(13.)     INCOME TAXES
Income from continuing operations before income taxes for fiscal years 2024, 2023 and 2022 consisted of the following (in thousands):

	2024	2023	2022
U.S.	$55,571	$29,089	$7,164
International	91,992	76,293	61,512
Total income from continuing operations before income taxes	$147,563	$105,382	$68,676
The provision for income taxes from continuing operations for fiscal years 2024, 2023 and 2022 comprises the following (in thousands):

	2024	2023	2022
Current:
Federal	$18,309	$11,072	$18,704
State	1,655	1,292	439
International	19,476	13,140	6,871
	39,440	25,504	26,014
Deferred:
Federal	(9,456)	(7,262)	(15,937)
State	(245)	(132)	76
International	(3,229)	(1,871)	(1,224)
	(12,930)	(9,265)	(17,085)
Total provision for income taxes	$26,510	$16,239	$8,929

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13.)     INCOME TAXES (Continued)
The provision for income taxes from continuing operations differs from the U.S. statutory rate for fiscal years 2024, 2023 and 2022 due to the following:

	2024		2023		2022
Statutory rate	$30,988	21.0%	$22,130	21.0%	$14,422	21.0%
Federal tax credits (including R&D)	(13,628)	(9.2)	(11,129)	(10.6)	(9,305)	(13.6)
Foreign rate differential	(4,774)	(3.2)	(5,513)	(5.2)	(7,693)	(11.2)
Stock-based compensation	1,506	1.0	1,847	1.7	1,983	2.9
Uncertain tax positions	289	0.2	(1,170)	(1.1)	2,469	3.6
State taxes, net of federal benefit	1,413	1.0	1,108	1.1	687	1.0
U.S. tax on foreign earnings, net of §250 deduction	7,972	5.4	6,194	5.9	5,323	7.8
Valuation allowance	418	0.3	1,737	1.6	(218)	(0.3)
OECD Pillar II: Global Minimum Tax	2,189	1.5	—	—	—	—
Other	137	—	1,035	1.0	1,261	1.8
Effective tax rate	$26,510	18.0%	$16,239	15.4%	$8,929	13.0%
The difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate in the current year is primarily attributable to the availability of Foreign Tax Credits, R&D Credits, the impact of the Company’s earnings realized in foreign jurisdictions with statutory rates that are different than the U.S. federal statutory rate, the impact of the OECD Pillar II Global Minimum Tax enacted on January 1, 2024, and the provision for Global Intangible Low Taxed income (“GILTI”), net of the statutory deduction of 50% of the GILTI inclusion and the Foreign Derived Intangible Income (“FDII”) deduction (collectively “Section 250 deduction”). The Company’s foreign earnings are primarily derived from Switzerland, Mexico, Uruguay, Ireland and Malaysia. The Company has previously operated under a tax holiday in Malaysia, which expired in accordance with its original terms on April 30, 2023. The Company’s manufacturing operations in the Dominican Republic operate under a free trade zone agreement through March 2034.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13.)     INCOME TAXES (Continued)
As of December 31, 2024 and December 31, 2023, the Company had a net deferred tax liability consisting of the following (in thousands):

	December 31, 2024	December 31, 2023
Research and development	$37,201	$27,222
Lease liabilities	28,772	20,641
Net operating loss carryforwards	8,093	7,814
Accrued expenses	7,122	7,515
Tax credit carryforwards	5,749	8,989
Original issue discount from capped calls	5,733	7,288
Stock-based compensation	5,438	5,030
Other	5,578	2,597
Gross deferred tax assets	103,686	87,096
Less valuation allowance	(13,387)	(15,741)
Net deferred tax assets	90,299	71,355
Intangible assets	(167,514)	(178,353)
Lease assets	(28,802)	(20,773)
Property, plant and equipment	(10,282)	(7,200)
Other	—	(1,580)
Gross deferred tax liabilities	(206,598)	(207,906)
Net deferred tax liability	$(116,299)	$(136,551)
Presented as follows:
Noncurrent deferred tax asset	$8,309	$7,001
Noncurrent deferred tax liability	(124,608)	(143,552)
Net deferred tax liability	$(116,299)	$(136,551)
As of December 31, 2024, the Company has the following carryforwards available (in millions):

Jurisdiction	Tax Attribute	Gross Amount	Deferred Tax Asset	Valuation Allowance	Begin to Expire
U.S. State	Net operating losses(a)(b)	$80.0	$3.1	$(3.0)	2025
International	Net operating losses(a)	$21.0	$5.0	$(5.0)	2025
U.S. Federal	Foreign tax credits	$2.3	$2.3	$(2.3)	2029
U.S. State	R&D tax credits(b)	$0.3	$0.2	$—	2036
U.S. State	State tax credits(b)	$3.8	$3.0	$(3.0)	2025
International	R&D tax credits	$0.2	$0.2	$—	Indefinite
__________
(a)     Net operating losses are presented as pre-tax amounts.
(b)     U.S. State deferred tax assets and valuation allowance are presented net of federal benefit.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13.)     INCOME TAXES (Continued)
In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined it is more likely than not that a portion of the deferred tax assets as of December 31, 2024 and December 31, 2023 related to certain foreign tax credits, state investment tax credits, and foreign and state net operating losses will not be realized.
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
Below is a summary of changes to the unrecognized tax benefit for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Balance, beginning of year	$6,470	$7,739	$5,537
Additions based upon tax positions related to the current year	353	356	1,364
Additions (reductions) related to prior period tax returns	(6)	(18)	838
Reductions related to settlements (amounts paid)	(166)	—	—
Reductions as a result of a lapse of applicable statute of limitations	(450)	(1,607)	—
Balance, end of year	$6,201	$6,470	$7,739
The tax years that remain open and subject to tax audits vary depending on the tax jurisdiction. The Company is no longer subject to tax authority examinations in the U.S. for tax years prior to 2021 and is generally no longer subject to tax authority examinations in other major foreign, or state tax jurisdictions for years prior to fiscal year 2020.
It is reasonably possible that a reduction of approximately $4.0 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the lapse of the statute of limitations and/or audit settlements. As of December 31, 2024, approximately $6.1 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal impact on state issues), if recognized.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Provision for income taxes on the Consolidated Statements of Operations. As of December 31, 2024, 2023 and 2022, interest and penalties accrued for unrecognized tax benefits were $1.4 million, $0.8 million and $0.5 million. Expenses related to interest and penalties during 2024, 2023, and 2022 were not material.
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
See Note 3, “Discontinued Operations,” for additional information pertaining to income taxes from discontinued operations.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14.)     COMMITMENTS AND CONTINGENCIES
Contingent Consideration Arrangements
The Company records contingent consideration liabilities related to the earn-out provisions for certain acquisitions. See Note 18, “Financial Instruments and Fair Value Measurements,” for additional information.
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
Environmental Matters
The Company acquired Lake Region Medical Holdings, Inc. (“LRM”) in 2015. At the direction of the New Jersey Department of Environmental Protection (“NJDEP”), LRM has been performing, and has agreed to fund approximately $0.3 million for, environmental investigations of a manufacturing facility LRM owned in South Plainfield, New Jersey from 1971 to 2004, and where it conducted operations from 1971 to 2007. NJDEP required LRM to perform and fund these environmental investigations due to concerns that prior investigations by LRM at the property were inadequate and because NJDEP concluded that the property was a source of local ground water contamination during LRM’s operations, including the Franklin Street Regional Groundwater Contamination Area, which has been designated as an immediate environmental concern by NJDEP. LRM funded the environmental investigation undertaken by NJDEP’s contractor by placing approximately $0.3 million in escrow for the environmental investigation. As of December 31, 2024, approximately $0.2 million had been drawn down from the escrow account by NJDEP to pay for the environmental investigation, and approximately $0.1 million remains in escrow for anticipated future costs associated with the environmental investigation. These environmental investigations may conclude that remediation of the property by LRM, and the reimbursement of costs and damages, including natural resource damages, associated with the groundwater immediate environmental concern, are necessary. Further, the current owner of the property claims to have been financially impacted by LRM’s inadequate environmental investigations. While the Company does not expect this environmental matter will have a material effect on its consolidated results of operations, financial position or cash flows, there can be no assurance that this environmental matter will not become material in the future. As of December 31, 2024, there was $0.1 million recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets in connection with this environmental matter.
License Agreements
The Company is a party to various license agreements for technology that is utilized in certain of its products. The most significant of these agreements are licenses for basic technology used in the production of filtered feedthroughs and stylets and guidewires. Expenses related to license agreements were $1.2 million, $1.7 million, and $1.5 million, for 2024, 2023 and 2022, respectively, and are primarily included in Cost of Sales.

Self-Insurance Liabilities
As of December 31, 2024, and at various times in the past, the Company self-funded certain of its workers’ compensation and employee medical and dental expenses. The Company has established reserves to cover these self-insured liabilities and also maintains stop-loss insurance to limit its exposures under these programs. Claims reserves represent accruals for the estimated uninsured portion of reported claims, including adverse development of reported claims, as well as estimates of incurred but not reported claims. Claims incurred but not reported are estimated based on the Company’s historical experience, which is continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company’s actual experience may be different than its estimates, sometimes significantly. Changes in assumptions, as well as changes in actual experience could cause these estimates to change. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period.  The Company’s self-insurance reserves totaled $6.2 million and $7.3 million as of December 31, 2024 and December 31, 2023, respectively. These accruals are recorded in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15.)     LEASES
The components and classification of lease cost for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	2024	2023	2022
Finance lease cost:
Amortization of lease assets	$2,575	$1,367	$1,080
Interest on lease liabilities	845	321	317
Finance lease cost	3,420	1,688	1,397
Operating lease cost	14,076	13,920	13,801
Short-term lease cost (leases with initial term of 12 months or less)	257	305	309
Variable lease cost	3,071	2,994	2,970
Sublease income	(929)	(904)	(1,294)
Total lease cost	$19,895	$18,003	$17,183

Cost of sales	$15,566	$13,339	$12,896
SG&A	2,991	3,028	2,864
RD&E	403	929	1,106
Restructuring and other charges	90	386	—
Interest expense	$845	$321	$317
Total lease cost	$19,895	$18,003	$17,183
The Company’s sublease income is derived primarily from certain real estate leases to several non-affiliated tenants under operating sublease arrangements.
Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	2024	2023	2022
Cash paid for operating leases	$12,557	$13,751	$13,381
Cash paid for interest on finance leases	845	320	315
Assets acquired under operating leases	13,384	17,526	16,166
Assets acquired under finance leases	18,300	4,085	1,850
At December 31, 2024, the maturities of operating and finance lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2025	$12,501	$5,952
2026	12,478	5,545
2027	12,326	5,244
2028	11,901	4,011
2029	11,770	2,042
Thereafter	54,806	12,690
Gross lease liabilities	115,782	35,484
Less: imputed interest	(30,728)	(7,163)
Present value of lease liabilities	85,054	28,321
Less: current portion of lease liabilities	(7,352)	(4,561)
Total long-term lease liabilities	$77,702	$23,760
As of December 31, 2024, the Company did not have any leases that have not yet commenced.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15.)     LEASES (Continued)
The following table presents the weighted average remaining lease term and discount rate.

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term - operating leases (in years)	10.0	9.3
Weighted-average remaining lease term - finance leases (in years)	8.0	7.8
Weighted-average discount rate - operating leases	6.3%	5.5%
Weighted-average discount rate - finance leases	5.7%	4.4%
(16.)     EARNINGS PER SHARE
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

	2024	2023	2022
Numerator for basic and diluted EPS:
Income from continuing operations	$121,053	$89,143	$59,747
Income (loss) from discontinued operations, net of tax	(1,157)	1,507	6,630
Net income	$119,896	$90,650	$66,377
Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	33,601	33,320	33,127
Dilutive effect of share-based awards	514	438	230
Dilutive impact of convertible notes	1,534	—	—
Denominator for diluted EPS	35,649	33,758	33,357

Basic earnings per share:
Income from continuing operations	$3.60	$2.68	$1.80
Income (loss) from discontinued operations	(0.03)	0.05	0.20
Basic earnings per share	3.57	2.72	2.00

Diluted earnings per share:
Income from continuing operations	$3.40	$2.64	$1.79
Income (loss) from discontinued operations	(0.03)	0.04	0.20
Diluted earnings per share	3.36	2.69	1.99
The diluted weighted average share calculations do not include the following securities for the years ended December 31, 2024, 2023 and 2022, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	2024	2023	2022
Time-vested stock options, restricted stock and restricted stock units	1	1	15
Performance-vested restricted stock units	31	84	152
The dilutive effect for the Company's 2028 Convertible Notes is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the 2028 Convertible Notes, to settle the principal amount of the 2028 Convertible Notes in cash and may elect to settle the remaining conversion obligation (the in-the-money portion) in cash, shares of the Company's common stock, or a combination thereof. Because the principal amount of the 2028 Convertible Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the 2028 Convertible Notes. During the year ended December 31, 2023, the potential conversion of the 2028 Convertible Notes was not included in the diluted earnings per share calculation because the conversion feature in the 2028 Convertible Notes was out of the money and all associated shares were antidilutive.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of common stock issued and outstanding for the years ended December 31, 2024 and December 31, 2023:

	Issued	Treasury Stock	Outstanding
December 31, 2022	33,169,778	—	33,169,778
Stock options exercised	72,125	—	72,125
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	87,745	—	87,745
December 31, 2023	33,329,648	—	33,329,648
Stock options exercised	23,981	—	23,981
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	192,615	—	192,615
Stock issued upon conversion of convertible debt	18	—	18
Exercise of capped call upon conversion of convertible debt	—	(6)	(6)
December 31, 2024	33,546,262	(6)	33,546,256
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 31, 2022	$(346)	$1,760	$4,150	$5,564	$(235)	$5,329
Unrealized gain on cash flow hedges	—	7,008	—	7,008	(1,472)	5,536
Realized gain on foreign currency hedges	—	(5,353)	—	(5,353)	1,124	(4,229)
Realized gain on interest rate swap hedge	—	(1,262)	—	(1,262)	265	(997)
Net defined benefit plan adjustments	318	—	—	318	(113)	205
Foreign currency translation gain	—	—	14,379	14,379	—	14,379
December 31, 2023	$(28)	$2,153	$18,529	$20,654	$(431)	$20,223
Unrealized loss on cash flow hedges	—	(10,065)	—	(10,065)	2,114	(7,951)
Realized loss on foreign currency hedges	—	1,430	—	1,430	(300)	1,130
Net defined benefit plan adjustments	95	—	—	95	(26)	69
Foreign currency translation loss	—	—	(27,514)	(27,514)	—	(27,514)
December 31, 2024	$67	$(6,482)	$(8,985)	$(15,400)	$1,357	$(14,043)

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency exchange rates, and uses derivatives to manage these exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes. All derivatives are recorded at fair value on the Consolidated Balance Sheets.
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Liabilities: Foreign currency hedging contracts	$6,482	$—	$6,482	$—
Liabilities: Contingent consideration	904	—	—	904

December 31, 2023
Assets: Foreign currency hedging contracts	$2,153	$—	$2,153	$—
Liabilities: Contingent consideration	876	—	—	876
Derivatives Designated as Hedging Instruments
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges.
Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of December 31, 2024 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$60,589	Dec 2025	1.0831	Euro	$1,950	Accrued expenses and other current liabilities
10,690	Dec 2025	0.0248	UYU Peso	248	Accrued expenses and other current liabilities
51,341	Dec 2025	0.0566	MXN Peso	3,893	Accrued expenses and other current liabilities
10,322	Jul 2026	0.0566	MXN Peso	391	Other long-term liabilities
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table presents the impact of cash flow hedge derivative instruments on the Company’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for fiscal years 2024, 2023 and 2022 (in thousands):

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
Derivative	2024	2023	2022	Location in Statement of Operations	2024	2023	2022
Interest rate swaps	$—	$—	$3,322	Interest expense	$—	$1,262	$(918)
Foreign exchange contracts	(3,296)	1,171	(2,226)	Sales	43	(241)	(2,073)
Foreign exchange contracts	(6,473)	5,666	2,225	Cost of sales	(1,494)	5,611	2,205
Foreign exchange contracts	(296)	171	328	Operating expenses	21	(17)	384
The Company expects to reclassify net losses totaling $6.1 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At December 31, 2024 and December 31, 2023, the Company had total gross notional amounts of $33.0 million and $23.0 million, respectively, of foreign currency contracts outstanding that were not designated as hedges. The fair value of derivatives not designated as hedges was not material for any period presented. The Company recorded net gains on foreign currency contracts not designated as hedging instruments of $2.6 million, $0.4 million and $2.6 million for 2024, 2023 and 2022, respectively, which are included in Other (income) loss, net. Each of the foreign currency contracts not designated as hedging instruments will have approximately offsetting effects from the underlying intercompany loans subject to foreign exchange remeasurement.
Contingent Consideration Liabilities
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for fiscal years 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Contingent consideration, beginning of year	$876	$11,756	$2,415
Amount recorded for current year acquisitions	3,578	876	7,375
Fair value measurement adjustments	(3,550)	(736)	3,097
Payments	—	(11,177)	(972)
Foreign currency translation	—	157	(159)
Contingent consideration, end of year	$904	$876	$11,756

The contingent consideration liability of $0.9 million was non-current as of December 31, 2024 and December 31, 2023. The contingent consideration liability at December 31, 2024 consisted of the estimated fair value of the Company’s remaining obligations, under the purchase agreements for Pulse and InNeuroCo, to make additional payments if certain revenue goals are met. The contingent consideration liability at December 31, 2023 was the estimated fair value of the earnout payments of the InNeuroCo and InoMec Ltd. acquisitions. The contingent consideration liability at December 31, 2022 was the estimated fair value of the earnout payments of the Aran and InoMec Ltd. acquisitions.
The Company will make earnout payments ranging from zero to $20.0 million based on a specified revenue growth milestone being met in 2025 for Pulse and payments ranging from zero to $9.5 million based on the achievement of the remaining defined milestone targets for InNeuroCo.
The significant unobservable inputs used to calculate the fair value of the contingent consideration are projected revenue for the remaining earnout periods. Actual results will differ from the projected results and could have a significant impact on the estimated fair value of the contingent considerations.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
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
The estimated fair value of the 2028 Convertible Notes was approximately $800 million as of December 31, 2024. The estimated fair value of the 2028 Convertible Notes is generally determined through consideration of quoted market prices. To the extent quoted prices are not available, fair values are generally derived using bid/ask spreads. The fair value of the 2028 Convertible Notes are categorized in Level 2 of the fair value hierarchy.
Equity Investments
Equity investments comprise the following (in thousands):

	December 31, 2024	December 31, 2023
Equity method investment	$7,237	$7,771
Non-marketable equity securities	180	427
Total equity investments	$7,417	$8,198
The components of Loss on equity investments, net for each period were as follows (in thousands):

	2024	2023	2022
Equity method investment loss	$533	$481	$7,636
Impairment charges	247	5,210	—
Total loss on equity investments, net	$780	$5,691	$7,636
During 2024 and 2023, the Company determined that certain investments in its non-marketable equity securities were impaired and determined the fair value to be zero based upon available information. During 2024 and 2023, the Company recorded impairment charges of $0.2 million and $5.2 million, respectively. These assessments were based on qualitative indications of impairment which are considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. Factors that significantly influenced the determination of the impairment losses included the investee’s financial condition, operational and financing cash flow activities, and priority claims to the equity security, distributions rights and preferences. During 2022, the Company received a cash distribution representing a return of capital on our equity method investments of $0.3 million.
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of December 31, 2024, the Company owned 7.7% of this fund.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(19.)     SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated income from continuing operations to make key operating decisions, including resource allocations and performance assessments.
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	2024	2023	2022
Sales	$1,716,596	$1,555,656	$1,331,277
Cost of sales	1,257,582	1,145,767	985,516
Gross profit	459,014	409,889	345,761
Operating expenses:
Selling, general and administrative	185,202	173,171	158,050
Research, development and engineering	53,425	61,967	59,762
Restructuring and other charges	12,149	11,428	15,271
Total operating expenses	250,776	246,566	233,083
Operating income	208,238	163,323	112,678
Interest expense	56,374	51,275	37,265
Loss on equity investments, net	780	5,691	7,636
Other (income) loss, net	3,521	975	(899)
Income from continuing operations before income taxes	147,563	105,382	68,676
Provision for income taxes	26,510	16,239	8,929
Income from continuing operations	$121,053	$89,143	$59,747
See the consolidated financial statements for other financial information regarding the Company’s operating segment.
The following table presents sales by significant country for the years ended December 31, 2024, 2023 and 2022. In these tables, sales are allocated based on where the products are shipped (in thousands).

	2024	2023	2022
Sales by geographic area:
United States	$938,675	$872,926	$732,595
Non-Domestic locations:
Puerto Rico	137,057	121,487	114,078
Costa Rica	124,694	108,421	76,140
Rest of world	516,170	452,822	408,464
Total sales	$1,716,596	$1,555,656	$1,331,277
The following table presents PP&E by geographic area as of December 31, 2024 and December 31, 2023. In these tables, PP&E is aggregated based on the physical location of the tangible long-lived assets (in thousands).

	December 31, 2024	December 31, 2023
Long-lived tangible assets by geographic area:
United States	$260,220	$218,861
Ireland	139,889	118,965
Mexico	37,838	34,785
Rest of world	27,851	19,958
Total	$465,798	$392,569

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(20.)     REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
The Company operates as one segment, which is separated into three distinct product lines. The following table presents sales by product line for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Cardio & Vascular	$949,576	$836,343	$699,401
Cardiac Rhythm Management & Neuromodulation	660,610	612,891	534,371
Other Markets	106,410	106,422	97,505
Total sales	$1,716,596	$1,555,656	$1,331,277
A significant portion of the Company’s sales for the years ended December 31, 2024, 2023 and 2022 and accounts receivable at December 31, 2024 and December 31, 2023 were to three customers as follows:

	Sales			Accounts Receivable
	2024	2023	2022	December 31, 2024	December 31, 2023
Customer A	18%	16%	17%	10%	8%
Customer B	16%	17%	17%	9%	11%
Customer C	13%	13%	13%	14%	10%
	47%	46%	47%	33%	29%
Revenue recognized from products and services transferred to customers over time during 2024 and 2023 represented 32% and 31%, respectively, of total revenue.
Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	December 31, 2024	December 31, 2023
Contract assets	$103,772	$85,871
Contract liabilities (included in Accrued expenses and other current liabilities)	4,440	6,142
Contract liabilities (included in Other long-term liabilities)	4,398	—
Contract assets at December 31, 2024 increased $17.9 million from December 31, 2023 primarily due to a contract modification to add existing products. During 2024, the Company recognized $4.4 million of revenue that was included in the contract liability balance as of December 31, 2023. During 2023, the Company recognized $3.6 million of revenue that was included in the contract liability balance as of December 31, 2022.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(21.)     SUBSEQUENT EVENTS
Precision Acquisition
On January 7, 2025, the Company acquired substantially all of the assets and assumed certain liabilities of certain subsidiaries of Katahdin Industries, Inc., including its main operating subsidiary, Precision Coating LLC (collectively “Precision”), in an all cash transaction for $152.0 million, subject to customary post-closing adjustments, with up to $5.0 million of contingent consideration payable based on achievement of a revenue milestone for 2025. The Company funded the purchase price with borrowings under its Revolving Credit Facility during the first quarter of 2025.
Prior to the acquisition, Precision was a privately-held manufacturer specializing in high value surface coating technology platforms, including fluoropolymer, anodic coatings, ion treatment solutions and laser processing. Based in Massachusetts, Precision has additional locations in the New England area and an additional facility in Costa Rica. Consistent with the Company’s tuck-in acquisition strategy, the acquisition of Precision increased Integer’s service offerings to include differentiated and proprietary coatings capabilities that position Integer to better meet customers’ evolving needs.
In addition to assets acquired and liabilities assumed, the Company expects to allocate a portion of the purchase price to identifiable intangible assets such as developed technology and customer relationships. The initial accounting for this acquisition is not yet complete. The Company expects to complete the initial accounting and determine the preliminary purchase price allocation prior to the end of the first fiscal quarter of 2025. Goodwill arising from the acquisition is tax deductible.
VSi Parylene Acquisition
On February 18, 2025, the Company entered into a purchase agreement to acquire substantially all of the assets and assumed certain liabilities of Vertical Solutions, Inc., d/b/a VSi Parylene (“VSi”) for a purchase price of $28.0 million, which will be payable $23.0 million in cash and $5.0 million in shares of Integer’s common stock, subject to customary purchase price adjustments. The Company expects to complete the acquisition by the end of February 2025 and intends to fund the cash portion of the purchase price with borrowings under its Revolving Credit Facility.
Headquartered in Colorado, VSi is a privately-held full-service provider of parylene coating solutions, primarily focused on complex medical device applications. Consistent with the Company’s tuck-in acquisition strategy, the acquisition of VSi will further increase the Company’s service offerings to include differentiated and proprietary coatings capabilities that position the Company to better meet customers’ evolving needs.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of December 31, 2024. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of December 31, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting appears in Part II, Item 8, “Financial Statements and Supplementary Data,” of this report and is incorporated into this Item 9A by reference.
Our independent auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting which appears Part II, Item 8, “Financial Statements and Supplementary Data,” of this report.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company’s directors appearing under the caption “Election of Directors” in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders is incorporated herein by reference.
Information regarding the Company’s executive officers is presented under the caption “Information About our Executive Officers” in Part I of this Annual Report on Form 10-K.
Except as provided below, the other information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders.
Insider Trading Policy
The Company has adopted and maintains a Policy on Avoidance of Insider Trading and Related Procedures for Securities Transactions that is reasonably designed to promote compliance with insider trading laws, rules and regulations and applies to members of the Company’s Board of Directors, its executive officers and all other associates who have access to material, nonpublic information regarding the Company. The Policy on Avoidance of Insider Trading and Related Procedures for Securities Transactions is filed as an exhibit to this report.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation appearing under the captions “Compensation Discussion and Analysis”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, including the table titled “Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence under the captions “Related-Person Transactions” and “Board Independence” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Deloitte & Touche LLP, Williamsville, New York, PCAOB Auditor Firm ID: 34.
Information regarding the fees paid to and services provided by Deloitte & Touche LLP is provided under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
(1)Financial statements and financial statement schedules filed as part of this report. Refer to Part II, Item 8, “Financial Statements and Supplementary Data,” of this report.
(2)The following financial statement schedule is included in this report (in thousands):
Schedule II—Valuation and Qualifying Accounts

		Col. C—Additions
Column A Description	Col. B Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts- Describe		Col. D Deductions - Describe		Col. E Balance at End of Period
December 31, 2024
Provision for credit losses	$371	$163		$—		$(224)	(4)	$310
Valuation allowance for deferred tax assets	$15,741	$1,534	(2)	$(28)	(3)	$(3,860)	(2)	$13,387
December 31, 2023
Provision for credit losses	$338	$74		$1	(1)	$(42)	(4)	$371
Valuation allowance for deferred tax assets	$16,649	$3,267	(2)	$(14)	(3)	$(4,161)	(2)	$15,741
December 31, 2022
Provision for credit losses	$132	$48		$163	(1)	$(5)	(4)	$338
Valuation allowance for deferred tax assets	$19,456	$(684)	(2)	$(131)	(3)	$(1,992)	(2)	$16,649
(1)Amount reclassified from deferred revenue.
(2)Valuation allowance recorded in the provision for income taxes for certain net operating losses and tax credits. Deductions include the expiration of certain net operating losses and tax credits. The 2024 amount includes a deduction of $0.6 million from the divestiture of Electrochem.
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

10.4
Third Amendment to Credit Agreement (Revolver Increase), dated as of July 1, 2024, among Greatbatch Ltd., Integer Holdings Corporation, the Subsidiary Guarantors party thereto, the Incremental Revolving Credit Lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 1, 2024).

10.5
Incremental Term Loan Agreement, dated as of December 1, 2021, among Integer Holdings Corporation, Greatbatch Ltd., Wells Fargo Bank, National Association, as administrative agent, the Incremental Term A-1 Loan Lenders party thereto and the arrangers and agents party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 2, 2021).

10.6	Form of Base Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 6, 2023).
10.7	Form of Additional Capped Called Confirmation (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 6, 2023).
10.8#	Integer Holdings Corporation Retirement Savings Restoration Plan (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2020).
10.9#
Integer Holdings Corporation Director Compensation Policy (most recently amended and restated May 24, 2023) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023).

10.10#	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2020).
10.11#	2009 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 13, 2009 (File No. 001-16137)).
10.12#	2011 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 14, 2014).
10.13#	Greatbatch, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 18, 2016).
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

10.16#	First Amendment to Greatbatch, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 30, 2016).

EXHIBIT NUMBER	DESCRIPTION
10.17#
Amendment to Integer Holdings Corporation 2016 Stock Incentive Plan, Integer Holdings Corporation 2011 Stock Incentive Plan, Integer Holdings Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 28, 2018).

10.18#
Amendment to Integer Holdings Corporation 2016 Stock Incentive Plan and Integer Holdings Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2019).

10.19#	Integer Holdings Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2021).
10.20#	Form of Nonqualified Stock Option Award Letter (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017).
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

10.23#
Form of Time-Based Restricted Stock Units Award Agreement under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 2, 2021).

10.24#
Form of Performance-Based Restricted Stock Units Award Agreement under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended July 2, 2021).

10.25#
Form of Time-Based Restricted Stock Units Award Agreement for Joseph Dziedzic under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended July 2, 2021).

10.26#
Form of Performance-Based Restricted Stock Units Award Agreement for Joseph Dziedzic under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended July 2, 2021).

10.27#
Special Performance-Based Restricted Stock Unit Award Agreement for Joseph W. Dziedzic, dated March 11, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2022).

10.28#
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended July 2, 2021).

10.29#
Form of Change of Control Agreement between Integer Holdings Corporation and its executive officers (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 28, 2012).

10.30#
Form of Change of Control Agreement between Integer Holdings Corporation and its U.S.-based executive officers (for agreements entered into after January 19, 2022) (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2023).

10.31#
Form of Change of Control Agreement between Integer Holdings Corporation and its Ireland-based executive officers (for agreements entered into after January 19, 2022) (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2023).

10.32#
Employment Agreement, dated July 16, 2017, between Integer Holdings Corporation and Joseph W. Dziedzic (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2017).

10.33#
Employment Offer Letter, dated October 4, 2023, between Integer Holdings Corporation and Diron Smith (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 29, 2023).

10.34#
Employment Offer Letter, dated February 6, 2018, between Integer Holdings Corporation and Payman Khales (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 3, 2020).

10.35#
Employment Offer Letter, dated November 30, 2017, between Integer Holdings Corporation and Kirk Thor (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 28, 2019).

10.36#
Employment Offer Letter, dated December 15, 2021, between Integer Holdings Corporation and McAlister Marshall (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2023).

19.1*	Policy on Avoidance of Insider Trading and Related Procedures for Securities Transactions.

EXHIBIT NUMBER	DESCRIPTION
21.1*	Subsidiaries of Integer Holdings Corporation
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Integer Holdings Corporation Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K for the year ended December 31, 2023).
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XRBL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

* -	Filed herewith.
** -	Furnished herewith.
# -	Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGER HOLDINGS CORPORATION

Dated:	February 20, 2025	By	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic (Principal Executive Officer)
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Joseph W. Dziedzic	President, Chief Executive Officer and Director	February 20, 2025
Joseph W. Dziedzic	(Principal Executive Officer)
/s/ Diron Smith	Executive Vice President and Chief Financial Officer	February 20, 2025
Diron Smith	(Principal Financial Officer)
/s/ Tom P. Thomas	Vice President, Corporate Controller	February 20, 2025
Tom P. Thomas	(Principal Accounting Officer)
/s/ Pamela G. Bailey	Chair of the Board	February 20, 2025
Pamela G. Bailey
/s/ Sheila Antrum	Director	February 20, 2025
Sheila Antrum
/s/ Cheryl C. Capps	Director	February 20, 2025
Cheryl C. Capps
/s/ James F. Hinrichs	Director	February 20, 2025
James F. Hinrichs
/s/ Jean M. Hobby	Director	February 20, 2025
Jean M. Hobby
/s/ Tyrone Jeffers	Director	February 20, 2025
Tyrone Jeffers
/s/ M. Craig Maxwell	Director	February 20, 2025
M. Craig Maxwell
/s/ Filippo Passerini	Director	February 20, 2025
Filippo Passerini
/s/ Donald J. Spence	Director	February 20, 2025
Donald J. Spence
/s/ William B. Summers, Jr.	Director	February 20, 2025
William B. Summers, Jr.