Form 10-Q
period 2025-03-28
Integer Holdings Corp
filed 2025-04-24
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of April 18, 2025 was: 34,891,995 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended March 28, 2025

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	March 28, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$31,711	$46,543
Accounts receivable, net of provision for credit losses of $0.4 million and $0.3 million, respectively	276,235	245,269
Inventories	260,103	247,126
Contract assets	102,930	103,772
Prepaid expenses and other current assets	31,224	28,409
Total current assets	702,203	671,119
Property, plant and equipment, net	495,963	465,798
Goodwill	1,082,385	1,017,729
Other intangible assets, net	856,208	778,286
Deferred income taxes	8,370	8,309
Operating lease assets	99,147	86,082
Financing lease assets	29,928	27,689
Other long-term assets	23,499	22,959
Total assets	$3,297,703	$3,077,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11	$10,000
Accounts payable	112,023	101,498
Operating lease liabilities	8,708	7,352
Accrued expenses and other current liabilities	85,661	108,323
Total current liabilities	206,403	227,173
Long-term debt	1,235,204	980,153
Deferred income taxes	111,201	124,608
Operating lease liabilities	85,688	77,702
Financing lease liabilities	24,998	23,760
Other long-term liabilities	27,505	25,360
Total liabilities	1,690,999	1,458,756
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,326,845 and 33,546,262 shares issued, respectively; 34,889,876 and 33,546,256 shares outstanding, respectively	35	34
Additional paid-in capital	754,021	741,977
Treasury stock, at cost; 436,969 shares and 6 shares, respectively	(26,858)	—
Retained earnings	868,760	891,247
Accumulated other comprehensive income (loss)	10,746	(14,043)
Total stockholders’ equity	1,606,704	1,619,215
Total liabilities and stockholders’ equity	$3,297,703	$3,077,971
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands except per share data)	March 28, 2025	March 29, 2024
Sales	$437,392	$407,796
Cost of sales	317,074	299,523
Gross profit	120,318	108,273
Operating expenses:
Selling, general and administrative	51,160	46,435
Research, development and engineering	14,201	15,274
Restructuring and other charges	5,405	7,863
Total operating expenses	70,766	69,572
Operating income	49,552	38,701
Interest expense	14,805	13,991
Gain on equity investments	(181)	(1,136)
Other loss, net (see Note 7)	47,927	1,007
Income (loss) from continuing operations before taxes	(12,999)	24,839
Provision for income taxes	9,466	4,248
Income (loss) from continuing operations	(22,465)	20,591
Loss from discontinued operations, net of tax	(22)	(83)
Net income (loss)	$(22,487)	$20,508

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.66)	$0.62
Loss from discontinued operations	—	—
Basic earnings (loss) per share	(0.66)	0.61

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.66)	$0.59
Loss from discontinued operations	—	—
Diluted earnings (loss) per share	(0.66)	0.59

Weighted average shares outstanding:
Basic	33,916	33,478
Diluted	33,916	34,993

Comprehensive Income
Net income (loss)	$(22,487)	$20,508
Other comprehensive income (loss):
Foreign currency translation gain (loss)	20,291	(13,438)
Change in fair value of cash flow hedges, net of tax	4,498	1,086
Other comprehensive income (loss)	24,789	(12,352)
Comprehensive income	$2,302	$8,156
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 28, 2025	March 29, 2024
Cash flows from operating activities:
Net income (loss)	$(22,487)	$20,508
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,832	26,185
Debt related charges included in interest expense	1,882	931
Debt conversion inducement expense	46,681	—
Inventory step-up amortization	—	1,056
Stock-based compensation	6,880	6,848
Non-cash lease expense	2,455	2,295
Non-cash gain on equity investments	(181)	(1,136)
Other non-cash losses	2,574	805
Deferred income taxes	4,055	—
Gain on sale of discontinued operations	(46)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,232)	7,667
Inventories	(7,695)	(17,271)
Prepaid expenses and other assets	(1,169)	(4,208)
Contract assets	1,219	(5,255)
Accounts payable	10,207	2,669
Accrued expenses and other liabilities	(23,495)	(19,026)
Income taxes	(1,204)	1,171
Net cash provided by operating activities	31,276	23,239
Cash flows from investing activities:
Acquisition of property, plant and equipment	(25,218)	(29,072)
Proceeds from sale of property, plant and equipment	5	—
Acquisitions, net of cash acquired	(171,954)	(139,126)
Net cash used in investing activities	(197,167)	(168,198)
Cash flows from financing activities:
Principal payments of long-term debt	(613,683)	—
Proceeds from issuance of convertible notes, net of discount	977,500	—
Proceeds from revolving credit facility	216,000	192,000
Payments of revolving credit facility	(342,000)	(12,000)
Purchase of capped calls	(71,000)	—
Proceeds from the exercise of stock options	—	313
Tax withholdings related to net share settlements of restricted stock unit awards	(14,132)	(9,348)
Principal payments on finance leases	(1,177)	(8,386)
Other financing activities	70	715
Net cash provided by financing activities	151,578	163,294
Effect of foreign currency exchange rates on cash and cash equivalents	(519)	147
Net increase (decrease) in cash and cash equivalents	(14,832)	18,482
Cash and cash equivalents, beginning of period	46,543	23,674
Cash and cash equivalents, end of period	$31,711	$42,156
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
(in thousands)	March 28, 2025	March 29, 2024
Total stockholders’ equity, beginning balance	$1,619,215	$1,519,042

Common stock and additional paid-in capital
Balance, beginning of period	742,011	727,468
Stock awards exercised or vested	(14,107)	(9,035)
Stock-based compensation	6,880	6,848
Capped calls related to the issuance of 2030 Convertible Notes, net of tax	(53,130)	—
Partial conversion of convertible notes due 2028 and partial unwind of related capped calls, net of tax	68,413	—
Issuance of common stock for acquisition	3,989	—
Balance, end of period	754,056	725,281
Treasury stock
Balance, beginning of period	—	—
Treasury shares purchased	(26,858)	—
Balance, end of period	(26,858)	—
Retained earnings
Balance, beginning of period	891,247	771,351
Net income (loss)	(22,487)	20,508
Balance, end of period	868,760	791,859
Accumulated other comprehensive income (loss)
Balance, beginning of period	(14,043)	20,223
Other comprehensive income (loss)	24,789	(12,352)
Balance, end of period	10,746	7,871

Total stockholders’ equity, ending balance	$1,606,704	$1,525,011
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
The accompanying condensed consolidated financial statements are presented in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Company’s Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2024.
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. The results for interim periods are not necessarily indicative of results or trends that may be expected for the fiscal year as a whole. The condensed consolidated financial statements were prepared using U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, certain components of equity, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates.
The first quarters of 2025 and 2024 ended on March 28, 2025 and March 29, 2024, respectively, and consisted of 87 days and 89 days, respectively.
Discontinued Operations
As discussed in Note 3, “Discontinued Operations,” during 2024 the Company sold Electrochem Solutions, Inc. (“Electrochem”). Electrochem met the criteria to be reported as held for sale and discontinued operations. The results of operations of the Electrochem business are classified as discontinued operations and are excluded from continuing operations for all periods presented. Intersegment sales to Electrochem that were previously eliminated in consolidation have been treated as third party sales and are included in sales from continuing operations as the Company will continue to supply the Electrochem business with certain specified products following its divestiture. The Condensed Consolidated Statements of Cash Flows include cash flows related to the discontinued operations due to Integer’s (parent) centralized treasury and cash management processes. All results and information in the consolidated financial statements, including the notes to the consolidated financial statements, have been updated for all periods presented to exclude information pertaining to discontinued operations, unless otherwise noted specifically as discontinued operations, and reflect only the continuing operations of the Company.
Factoring Arrangements
The Company has receivable factoring arrangements, pursuant to which certain receivables may be sold on a non-recourse basis to financial institutions. Factoring fees are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the three months ended March 28, 2025 and March 29, 2024, the Company sold accounts receivable of $58.1 million and $57.6 million, respectively, and recorded factoring fees of $0.4 million and $0.4 million, respectively.
Supplier Financing Arrangements
The Company utilizes supplier financing arrangements with financial institutions to sell certain accounts receivable on a non-recourse basis. Fees for supplier financing arrangements are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the three months ended March 28, 2025 and March 29, 2024, the Company sold and de-recognized accounts receivable of $39.9 million and $36.3 million, respectively, and recorded costs associated with the supplier financing arrangements of $0.5 million and $0.5 million, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1.)    BASIS OF PRESENTATION (Continued)
Recent Accounting Pronouncements
In the normal course of business, management evaluates all new Accounting Standards Updates (“ASU”) and other accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), SEC, or other authoritative accounting bodies to determine the potential impact they may have on the financial position, results of operations or cash flows of the Company. Other than those discussed below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material effect on the financial position, results of operations or cash flows of the Company.
Accounting Guidance Adopted During the Period
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The ASU clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this ASU as of January 1, 2025. At adoption, there were no impacts to the condensed consolidated financial statements.
Accounting Guidance to be Adopted in Future Periods
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires additional quantitative and qualitative income tax disclosures to allow readers of the condensed consolidated financial statements to assess how the Company’s operations, related tax risks and tax planning affect its tax rate and prospects for future cash flows. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this ASU will have on its condensed consolidated financial statements.
(2.)    BUSINESS ACQUISITIONS
2025 Acquisitions
Precision Coating LLC Acquisition
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
The total consideration transferred was $153.5 million, including contingent consideration, working capital and other purchase price adjustments. The Company recorded contingent consideration with an estimated acquisition date fair value of $1.4 million, representing the Company’s obligation, under the purchase agreement, to make an additional payment of up to $5.0 million based on a specified revenue growth milestone being met in 2025. The Company funded the purchase price with borrowings under its Revolving Credit Facility (as defined below).
VSi Parylene Acquisition
On February 28, 2025, the Company acquired substantially all of the assets and assumed certain liabilities of Vertical Solutions, Inc., d/b/a VSi Parylene (“VSi”). Headquartered in Colorado, prior to the acquisition VSi was a privately-held full-service provider of parylene coating solutions, primarily focused on complex medical device applications.
The total consideration transferred was $24.0 million, including shares of Integer’s common stock (“Common Stock”) with a fair value of $4.0 million, contingent consideration, working capital and other purchase price adjustments. The Company recorded contingent consideration with an estimated acquisition date fair value of $1.1 million, representing the Company’s obligation, under the purchase agreement, to make additional payments of up to $4.0 million, in the aggregate, based on specified annual revenue growth milestones being met through 2028. The Company funded the cash portion of the purchase price with borrowings under its Revolving Credit Facility.
Consistent with the Company’s tuck-in acquisition strategy, the acquisitions of Precision and VSi further increase the Company’s service offerings to include differentiated and proprietary coatings capabilities that position the Company to better meet customers’ evolving needs.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)    BUSINESS ACQUISITIONS (Continued)
The Company has preliminarily estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisitions. The determination of estimated fair value required management to make significant estimates and assumptions based on information that was available at the time that the condensed consolidated financial statements were prepared. The amounts reported are considered preliminary as the Company is completing the valuations that are required to allocate the purchase prices in areas such as property and equipment, intangible assets, liabilities and goodwill. As a result, the preliminary allocation of the purchase price may change in the future, including in ways which could be material.
The following table summarizes the preliminary purchase price allocations (in thousands):

	Precision	VSi	Total
Fair value of net assets acquired
Current assets (excluding inventory)	$11,609	1,982	$13,591
Inventory	4,019	1,018	5,037
Property, plant and equipment	12,804	2,861	15,665
Goodwill	51,657	5,095	56,752
Definite-lived intangible assets	72,700	13,600	86,300
Operating lease assets	13,862	1,505	15,367
Other noncurrent assets	43	—	43
Current liabilities (including current operating lease liabilities)	(4,305)	(773)	(5,078)
Operating lease liabilities (noncurrent)	(8,922)	(1,256)	(10,178)
Fair value of net assets acquired	$153,467	$24,032	$177,499
Intangible Assets
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
Leases
The Company recognized operating lease liabilities and right-of-use assets for manufacturing facilities and equipment in accordance with ASC 842, Leases. Additionally, the Company recorded favorable lease terms associated with Precision for operating leases in the U.S. in the amount of $4.2 million. The favorable lease terms were recorded as an increase to the ROU lease assets.
Goodwill
The excess of the purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The goodwill resulting from the transaction is primarily attributable to future customer relationships and the assembled workforce of the acquired business. The goodwill acquired in connection with the Precision and VSi acquisitions is deductible for tax purposes.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)    BUSINESS ACQUISITIONS (Continued)
Intangible Assets
The purchase price for each of Precision and VSi was allocated to definite-lived intangible assets as follows (dollars in thousands):

	Fair Value Assigned	Weighted Average Amortization Period (Years)	Weighted Average Discount Rate
Precision
Customer lists	$52,000	16	13.0%
Technology	20,700	10.5	13.0%
	$72,700
VSi
Customer lists	$7,700	16	12.0%
Technology	5,900	17	12.0%
	$13,600
Customer Lists - Customer lists represent the estimated fair value of contractual and non-contractual customer relationships Precision and VSi each had as of the acquisition date. These relationships were valued separately from goodwill at the amount that an independent third party would be willing to pay for these relationships. The fair value of customer lists was determined using the multi-period excess-earnings method, a form of the income approach. For both acquisitions, the estimated useful life of the existing customer base was based upon the historical customer annual attrition rate of 5.0%, as well as management’s understanding of the industry and product life cycles.
Technology - Technology consists of technical processes, patented and unpatented technology, manufacturing know-how, trade secrets and the understanding with respect to products or processes that have been developed by Precision and VSi and that will be leveraged in current and future products. The fair value of technology acquired was determined utilizing the relief from royalty method, a form of the income approach, with royalty rates ranging from 5.0% to 8.0%. The estimated useful life of the technology is based upon management’s estimate of the product life cycle associated with the technology before it will be replaced by new technologies.
Contingent Consideration (Earnouts) - As part of the Precision and VSi acquisitions, the Company may be required to pay additional consideration based on a specified revenue growth milestones. For Precision, the Company may be required to pay up to additional $5.0 million of consideration based on a specified revenue growth milestone being met in 2025. For VSi, the Company may be required to pay up to additional $4.0 million of consideration, in the aggregate, based on specified annual revenue growth milestones being met through 2028. Any amounts earned under the Precision or VSi earnouts will be paid in cash following the conclusion of each respective period. The contingent consideration is classified as Level 3 in the fair value hierarchy and the fair value is measured based on a probability-weighted discounted cash flow analysis.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)    BUSINESS ACQUISITIONS (Continued)
The final purchase price allocation was as follows (in thousands):

Fair value of net assets acquired
Current assets (excluding inventory)	$7,456
Inventory	8,612
Property, plant and equipment	25,950
Goodwill	38,058
Definite-lived intangible assets	64,000
Finance lease assets	7,964
Current liabilities	(1,760)
Finance lease liabilities	(7,936)
Fair value of net assets acquired	$142,344
Intangible Assets
The purchase price was allocated to intangible assets as follows (dollars in thousands):

Definite-lived Intangible Assets	Fair Value Assigned
Customer lists	$48,000
Technology	16,000
$64,000
Actual and Pro Forma disclosures
The following table presents (in thousands) pro forma results of operations for the three months ended March 29, 2024 as if Precision had been included in the Company’s financial results as of the beginning of fiscal year 2024. Pro forma results for VSi have not been presented as the results of VSi are not material in relation to the condensed consolidated financial statements of the Company. Actual results for each acquired business are included in the Company’s consolidated results subsequent to the date of their acquisition (in thousands):

Sales	$419,870
Income from continuing operations	14,857
The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, and any related integration costs. Certain costs savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These unaudited pro forma results do not purport to be indicative of the results that would have been obtained or a projection of results that may be obtained in the future. These unaudited pro forma results include certain adjustments, primarily due to increases in amortization expense due to the fair value adjustments of intangible assets, the increases to interest expense reflecting the amount borrowed in connection with the acquisition, acquisition related costs and the impact of income taxes on the pro forma adjustments.
From the date of acquisition through the quarter ended March 28, 2025, sales related to Precision and VSi were $13.3 million in the aggregate and earnings were not material.
Acquisition costs
Direct acquisition costs are expensed as incurred and included in Restructuring and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income. During the three months ended March 28, 2025, direct costs of the Precision and VSi acquisitions were $2.8 million. Direct costs of the Pulse acquisition during the three months ended March 29, 2024 were $5.5 million.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3.)     DISCONTINUED OPERATIONS
On October 31, 2024, the Company completed the sale of Electrochem, collecting cash proceeds of $48.7 million, which is net of transaction costs and adjustments set forth in the stock purchase agreement. The Electrochem business focused on non-medical applications for the energy, military and environmental sectors. Upon the signing of the stock purchase agreement on September 27. 2024, the Electrochem business qualified as a discontinued operation. In connection with the sale, the Company entered into a transition services agreement with the purchaser whereby the Company will perform certain support functions for a period of up to nine months from the date of the closing.
In connection with the closing of the transaction, the Company recognized a pre-tax gain on sale of discontinued operations of $0.9 million, of which $0.8 million was recorded during the year ended December 31, 2024. The Company is in the process of finalizing the net working capital adjustment with the purchaser as provided for in the stock purchase agreement. The final net working capital adjustment, as determined through the established process outlined in the stock purchase agreement, may be different from the Company’s estimates. The impact of any changes in the net working capital adjustment and associated income taxes will be recorded as an adjustment to the gain on sale from discontinued operations in the period such change occurs and may be materially different from the Company’s estimates.
Selected financial information of the Electrochem business included in discontinued operations is below.
Loss from discontinued operations, net of tax, were as follows (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Sales	$—	$7,691
Cost of sales	68	6,124
Gross profit	(68)	1,567
Selling, general and administrative expenses	—	494
Research, development and engineering costs	—	479
Restructuring and other charges	—	18
Interest expense	—	680
Gain on sale of discontinued operations	(46)	—
Loss from discontinued operations before taxes	(22)	(104)
Income tax benefit	—	(21)
Loss from discontinued operations, net of tax	$(22)	$(83)
Cash flow information from discontinued operations for the three months ended March 29, 2024 was as follows (in thousands):

Cash used in operating activities	$1,799
Cash used in investing activities (all capital expenditures)	162
Depreciation and amortization	313

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information, including discontinued operations, relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$16,701	$12,792
Common stock issued for conversion of debt	183,972	—
Common stock received under capped call upon conversion of debt	26,858	—
Write-off of unamortized deferred costs and original issued discount upon conversion of debt included in Additional paid in capital	5,124	—
Common stock issued for acquisition	3,989	—
Debt issuance costs incurred but not yet paid	1,208	—
Supplemental lease disclosures:
Assets acquired under operating leases	11,147	4,092
Assets acquired under finance leases	3,159	1,349
(5.)    INVENTORIES
Inventories comprise the following (in thousands):

	March 28, 2025	December 31, 2024
Raw materials	$109,556	$104,620
Work-in-process	134,348	126,810
Finished goods	16,199	15,696
Total	$260,103	$247,126

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 28, 2025 were as follows (in thousands):

December 31, 2024	$1,017,729
Precision and VSi acquisitions (Note 2)	56,752
Foreign currency translation	7,904
March 28, 2025	$1,082,385
Intangible Assets
See Note 2, “Business Acquisitions” for additional details regarding intangible assets acquired during 2025. Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 28, 2025
Definite-lived:
Purchased technology and patents	$321,788	$(210,346)	$111,442
Customer lists	938,172	(296,255)	641,917
Amortizing tradenames and other	20,026	(7,465)	12,561
Total amortizing intangible assets	$1,279,986	$(514,066)	$765,920
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2024
Definite-lived:
Purchased technology and patents	$293,164	$(204,591)	$88,573
Customer lists	870,692	(284,104)	586,588
Amortizing tradenames and other	20,002	(7,165)	12,837
Total amortizing intangible assets	$1,183,858	$(495,860)	$687,998
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Cost of sales	$4,574	$4,263
Selling, general and administrative expenses	10,277	9,088
Total intangible asset amortization expense	$14,851	$13,351
Estimated future intangible asset amortization expense based on the carrying value as of March 28, 2025 is as follows (in thousands):

	Remainder of 2025	2026	2027	2028	2029	After 2029
Amortization Expense	$48,787	$62,088	$59,143	$57,579	$55,329	$482,994

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     DEBT
Long-term debt comprises the following (in thousands):

	March 28, 2025			December 31, 2024
	Principal Amount	Unamortized Discounts and Issuance Costs	Net Carrying Amount	Principal Amount	Unamortized Discounts and Issuance Costs	Net Carrying Amount
Senior Secured Credit Facilities:
Revolving credit facilities	$—	$—	$—	$126,000	$—	$126,000
Term loan A	145,000	(465)	144,535	375,000	(1,302)	373,698
2028 Convertible Notes	116,312	(2,056)	114,256	499,994	(9,539)	490,455
2030 Convertible Notes	1,000,000	(23,576)	976,424	—	—	—
Total	$1,261,312	$(26,097)	$1,235,215	$1,000,994	$(10,841)	$990,153
Current portion of long-term debt			(11)			(10,000)
Long-term debt			$1,235,204			$980,153
In September 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), governing the Company’s senior secured credit facilities (the “Senior Secured Credit Facilities”). In February 2023, the Company issued $500.0 million aggregate principal amount of 2.125% Convertible Senior Notes due in 2028 (the “2028 Convertible Notes”). In March 2025, the Company issued $1.0 billion aggregate principal amount of 1.875% Convertible Senior Notes due in 2030 (the “2030 Convertible Notes”). For additional details about the Senior Secured Credit Facilities, the 2028 Convertible Notes and the Capped Call Transactions as defined below, refer to Note 8, “Debt” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Fourth Amendment to the 2021 Credit Agreement
On March 12, 2025, the Company entered into a fourth amendment (the “Fourth Amendment”) to the 2021 Credit Agreement. The Fourth Amendment amended the terms of the 2021 Credit Agreement to, among other things, permit the Company to issue the 2030 Convertible Notes and incur other convertible note indebtedness in an aggregate principal amount of up to $1.5 billion at any time outstanding.
Senior Secured Credit Facilities
As of March 28, 2025, the Company maintained Senior Secured Credit Facilities consisting of a five-year $800 million revolving credit facility (the “Revolving Credit Facility”) and a five-year “term A” loan (the “TLA Facility”).
Revolving Credit Facility
The Revolving Credit Facility matures on February 15, 2028. As of March 28, 2025, the Company had available borrowing capacity on the Revolving Credit Facility of $794.7 million after giving effect to $5.3 million of outstanding standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at a rate based on the secured overnight financing rate for the applicable interest period plus an adjustment of 0.10% per annum, in relation to any loan in U.S. dollars, and the Euro Interbank Offered Rate, in relation to any loan in Euros, plus a margin based on the Company’s Secured Net Leverage Ratio (as defined in the 2021 Credit Agreement). In addition, the Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which ranges between 0.15% and 0.25%, depending on the Company’s Secured Net Leverage Ratio. As of March 28, 2025, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 5.93% and the commitment fee on the unused portion of the Revolving Credit Facility was 0.18%.
TLA Facility
The TLA Facility matures on February 15, 2028. In March 2025, the Company used a portion of the proceeds from its offering of the 2030 Convertible Notes to prepay the required quarterly principal installments under the TLA Facility through maturity. The interest rate terms for the TLA Facility are the same as those described above for the Revolving Credit Facility borrowings in U.S. dollars. Additionally, in connection with the partial repayment of the TLA Facility, the Company incurred a $0.7 million loss on extinguishment of debt from the write-off of a portion of the remaining deferred debt issuance costs and original issue discount, which were expensed and included in Interest expense during the three months ended March 28, 2025. As of March 28, 2025, the interest rate on the TLA Facility was 5.93%.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     DEBT (Continued)
Covenants
The 2021 Credit Agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require the Company not to exceed a specified maximum Total Net Leverage Ratio (as defined in the 2021 Credit Agreement) and an interest coverage ratio as of the end of each fiscal quarter. As of March 28, 2025, the Company was in compliance with these financial covenants.
Contractual principal maturities under the Senior Secured Credit Facilities as of March 28, 2025, are as follows (in thousands):

	Remainder of 2025	2026	2027	2028
Future minimum principal payments	$—	$—	$—	$145,000
2030 Convertible Notes Issuance and 2028 Convertible Notes Exchange Transactions
On March 18, 2025, the Company issued $1.0 billion in aggregate principal amount of 2030 Convertible Notes due 2030 that bear interest at a fixed rate of 1.875% per annum by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), which included the exercise in full of the initial purchasers’ option to purchase up to an additional $125.0 million principal amount of the 2030 Convertible Notes. The 2030 Convertible Notes were issued pursuant to an indenture dated as of March 18, 2025, by and between the Company and Wilmington Trust, National Association, as trustee (the “2030 Convertible Notes Indenture”). The 2030 Convertible Notes are senior unsecured obligations of the Company. The Company used a portion of the proceeds from the issuance of the 2030 Convertible Notes to exchange $383.7 million in aggregate principal amount of the 2028 Convertible Notes in privately-negotiated transactions for an aggregate cash exchange consideration of $384.4 million in cash and 1,553,806 shares of Common Stock (the “Note Exchange Transactions”).
The Company determined that the exchange of the 2028 Convertible Notes in the Note Exchange Transactions met the criteria to be accounted as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). As a result of the induced conversion, in March 2025 the Company recorded $46.7 million in induced conversion expense within Other loss, net in the Condensed Consolidated Statements of Operations and Comprehensive Income. The induced conversion expense represents the fair value of the consideration issued in the Note Exchange Transactions upon conversion in excess of the fair value of the securities issuable under the original terms of the 2028 Convertible Notes.
Contemporaneously with the Note Exchange Transactions, the Company and the financial institutions party to the 2028 Capped Calls agreed to terminate a portion of the 2028 Capped Calls (as defined below) in a notional amount corresponding to the amount of 2028 Convertible Notes exchanged in the Note Exchange Transactions. In connection herewith, the Company received 436,963 shares of Common Stock, the fair value of the terminated portion of the 2028 Capped Calls, upon settlement. The terms of the remaining 2028 Capped Calls remain unchanged.
2030 Convertible Notes
The issuance of the 2030 Convertible Notes resulted in $976.3 million in net proceeds to the Company after deducting initial purchasers’ discounts and issuance costs.
The 2030 Convertible Notes bear interest at a fixed rate of 1.875% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2025. The 2030 Convertible Notes will mature on March 15, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms.
Debt discount and issuance costs related to the 2030 Convertible Notes were $23.7 million, including $22.5 million of discount and $1.2 million of new debt issuance costs related to the 2030 Convertible Notes. The debt discount and issuance costs are amortized as interest expense using the effective interest method over the term of the 2030 Convertible Notes. The effective interest rate of the 2030 Convertible Notes was 2.38% as of March 28, 2025.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     DEBT (Continued)
Holders of the 2030 Convertible Notes may convert all or a portion of their 2030 Convertible Notes at their option prior to December 15, 2029, in multiples of $1,000 principal amounts, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ended on June 30, 2025 (and only during such calendar quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 150% of the conversion price on each applicable trading day;
•during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the 2030 Convertible Notes Indenture) per $1,000 principal amount of the 2030 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate in effect on each such trading day;
•if the Company calls any or all of the 2030 Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events.
On or after December 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2030 Convertible Notes may convert all or any portion of the 2030 Convertible Notes at their option at the conversion rate then in effect, irrespective of these conditions. The Company will settle conversions of the 2030 Convertible Notes by paying cash up to the aggregate principal amount of the 2030 Convertible Notes to be converted and cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2030 Convertible Notes being converted. The conversion rate will initially be 6.6243 shares of Common Stock per $1,000 principal amount of 2030 Convertible Notes (equivalent to an initial conversion price of approximately $150.96 per share of Common Stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events. If the Company undergoes a fundamental change (as defined in the 2030 Convertible Notes Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2030 Convertible Notes, in principal amounts of $1,000 or a multiple thereof, at a fundamental change repurchase price equal to 100% of the principal amount of the 2030 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2030 Convertible Note in connection with such corporate event or during the relevant redemption period.
The Company may not redeem the 2030 Convertible Notes prior to March 20, 2028. The Company may redeem for cash all or part of the 2030 Convertible Notes, at its option, on or after March 20, 2028, if the last reported sale price of its Common Stock has been at least 140% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the 2030 Convertible Notes Indenture).
The 2030 Convertible Notes Indenture provides for customary events of default, which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest; failure by the Company to comply with its conversion obligations upon exercise of a holder’s conversion right under the 2030 Convertible Notes Indenture; breach of covenants or other agreements in the 2030 Convertible Notes Indenture; defaults by the Company or any significant subsidiary (as defined in the 2030 Convertible Notes Indenture) with respect to other indebtedness in excess of a threshold amount; failure by the Company or any significant subsidiary to pay final judgments in excess of a threshold amount; and the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to the Company or any significant subsidiary. Generally, if an event of default occurs and is continuing under the 2030 Convertible Notes Indenture, either the trustee or the holders of at least 25% in aggregate principal amount of the 2030 Convertible Notes then outstanding may declare the principal amount plus accrued and unpaid interest on the 2030 Convertible Notes to be immediately due and payable.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     DEBT (Continued)
2028 Convertible Notes
In February 2023, the Company issued the 2028 Convertible Notes with an aggregate principal amount of $500.0 million in a private offering, which aggregate principal amount included the exercise in full of the initial purchasers’ option to purchase up to an additional $65.0 million principal amount of the 2028 Convertible Notes. The 2028 Convertible Notes were issued pursuant to an indenture dated as of February 3, 2023, by and between the Company and Wilmington Trust, National Association, as trustee. On March 18, 2025, in connection with the issuance of the 2030 Convertible Notes, the Company used part of the net proceeds therefrom to exchange $383.7 million in aggregate principal amount of the 2028 Convertible Notes in privately-negotiated transactions. Subsequent to exchange, the remaining aggregate principal amount of the 2028 Convertible Notes was $116.3 million. For additional information, refer to “2030 Convertible Notes Issuance and 2028 Convertible Notes Exchange Transactions” above.
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
Holders of the 2028 Convertible Notes may convert all or a portion of their 2028 Convertible Notes at their option prior to November 15, 2027, in multiples of $1,000 principal amounts, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ended on March 31, 2023 (and only during such calendar quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the indenture governing the 2028 Convertible Notes) per $1,000 principal amount of the 2028 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate in effect on each such trading day;
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     DEBT (Continued)
Upon conversion, the 2028 Convertible Notes will be settled in cash up to the aggregate principal amount of the 2028 Convertible Notes to be converted, and in cash, shares of the Common Stock or a combination thereof, at the Company’s option, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2028 Convertible Notes being converted. If the Company undergoes a fundamental change (as defined in the indenture governing the 2028 Convertible Notes), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2028 Convertible Notes, in principal amounts of $1,000 or a multiple thereof, at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2028 Convertible Note in connection with such corporate event or during the relevant redemption period.
As of March 28, 2025, the conditions allowing holders of the 2028 Convertible Notes to convert had been met and, therefore, the 2028 Convertible Notes became eligible for conversion at the option of the holders beginning on January 1, 2025 and ending at the close of business on March 31, 2025. Subsequent to March 28, 2025, the sale price of the Common Stock for conversion was satisfied as of April 1, 2025 and as a result, the 2028 Convertible Notes will continue to be eligible for optional conversion during the second quarter of 2025. Any determination regarding the convertibility of the 2028 Convertible Notes during future periods will be made in accordance with the terms of the indenture governing the 2028 Convertible Notes. If a conversion request occurs, the Company has the intent and ability to refinance the amounts that may become due with respect to the 2028 Convertible Notes using the available borrowing capacity under the Revolving Credit Facility. As such, the obligations associated with the 2028 Convertible Notes continue to be classified as a long-term liability on the Condensed Consolidated Balance Sheet at March 28, 2025.
The 2028 Convertible Notes are accounted for as a single liability measured at amortized cost. The discount and issuance costs related to the 2028 Convertible Notes are being amortized to interest expense over the contractual term of the 2028 Convertible Notes. As of March 28, 2025, the 2028 Convertible Notes had an effective interest rate of 2.76%.
Capped Call Transactions
2028 Capped Calls
In connection with the issuance of the 2028 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “2028 Capped Calls”) with certain financial institutions. The 2028 Capped Calls are expected generally to reduce the potential dilution to the Common Stock in connection with any conversion of the 2028 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2028 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap based on the strike price of written warrants. The initial upper strike price of the 2028 Capped Calls is $108.59 per share and is subject to certain adjustments under the terms of the 2028 Capped Calls.
2030 Capped Calls
In connection with the issuance of the 2030 Convertible Notes, the Company entered into privately negotiated capped calls (the “2030 Capped Calls”) with certain financial institutions. The Company used $71.0 million of the net proceeds from the offering of the 2030 Convertible Notes to pay for the cost of the 2030 Capped Calls. The 2030 Capped Calls are expected generally to reduce the potential dilution to the Common Stock upon any conversion of the 2030 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2030 Convertible Notes, as the case may be, in the event that the market price per share of the Common Stock, as measured under the terms of the 2030 Capped Calls, is greater than the strike price of the 2030 Capped Calls, which initially corresponds to the conversion price of the 2030 Convertible Notes and is subject to customary anti-dilution adjustments. The initial upper strike price of the 2030 Capped Calls is $189.44 per share and is subject to customary anti-dilution adjustments under the terms of the 2030 Capped Calls.

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
Stock-based Compensation Expense
The classification of stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
RSUs and PRSUs	$6,880	$6,746
Discontinued operations	—	102
Total stock-based compensation expense	$6,880	$6,848

Cost of sales	$1,423	$1,259
Selling, general and administrative	5,048	5,101
Research, development and engineering	380	366
Restructuring and other charges	29	20
Discontinued operations	—	102
Total stock-based compensation expense	$6,880	$6,848
Stock Options
The following table summarizes the Company’s stock option activity for the three month period ended March 28, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2024	130,083	$39.63
Exercised	(5,754)	45.39
Outstanding and exercisable at March 28, 2025	124,329	$39.36	1.8	$9.6
Time-Based Restricted Stock Units
Most RSUs granted to employees during the three months ended March 28, 2025 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. RSUs are issued to members of the Board as a portion of their annual retainer and vest quarterly over a period of one year. The grant-date fair value of all RSUs is equal to the closing market price of Integer common stock on the date of grant.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     STOCK-BASED COMPENSATION (Continued)
The following table summarizes RSU activity for the three month period ended March 28, 2025:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	313,404	$88.36
Granted	108,989	137.89
Vested	(110,244)	86.67
Forfeited	(3,685)	107.57
Nonvested at March 28, 2025	308,464	$106.23
Performance-Based Restricted Stock Units
For the Company’s PRSUs, in addition to service conditions, the ultimate number of shares to be earned (0% to 200% of the target award) depends on the achievement of financial and market-based performance conditions. The financial performance conditions are based on the Company’s sales targets over a three year performance period. The market-based performance conditions are based on the Company’s achievement of a relative total shareholder return performance requirement, on a percentile basis, compared to a defined group of peer companies over a three year performance period.
The following table summarizes PRSU activity for the three month period ended March 28, 2025:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	237,898	$88.95
Granted	65,089	150.49
Performance adjustment(a)	76,520	83.36
Vested	(153,040)	83.36
Nonvested at March 28, 2025	226,467	$108.53
__________
(a)Represents additional PRSUs earned related to above-target achievement of performance conditions, the achievement of which was based upon predefined performance targets established by the Compensation Committee at the initial grant date.
The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with market-based performance conditions. The grant-date fair value of all other PRSUs is equal to the closing market price of the Common Stock on the date of grant. The weighted average fair value and assumptions used to value the PRSU awards granted with market-based performance conditions are as follows:

	Three Months Ended
	March 28, 2025	March 29, 2024
Weighted average fair value	$162.62	$117.96
Risk-free interest rate	4.29%	4.13%
Expected volatility	33%	34%
Expected life (in years)	3.0	3.0
Expected dividend yield	—%	—%
The valuation of the market-based PRSUs granted during 2025 and 2024 also reflects a weighted average illiquidity discount of 8.78% and 8.00%, respectively, related to the one-year and six-month period, respectively, that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9.)     RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Restructuring charges	$664	$1,410
Acquisition and integration costs	4,742	6,335
Other general expenses	(1)	118
Total restructuring and other charges	$5,405	$7,863
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
The following table comprises restructuring and restructuring-related charges (gains) by classification in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Restructuring charges:
Restructuring and other charges	$664	$1,410
Restructuring-related expenses(a):
Cost of sales	401	339
Selling, general and administrative	43	137
Research, development and engineering	(6)	1
Total restructuring and restructuring-related charges	$1,102	$1,887
__________
(a) Restructuring-related expenses primarily include retention bonuses, consulting expenses and professional fees.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9.)     RESTRUCTURING AND OTHER CHARGES (Continued)
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence	Strategic reorganization and alignment	Manufacturing alignment to support growth	Total
December 31, 2024	$690	$115	$—	$805
Charges incurred, net of reversals	183	271	210	664
Cash payments	(684)	(156)	(210)	(1,050)
Non-cash adjustments	—	—	—	—
March 28, 2025	$189	$230	$—	$419
Acquisition and integration costs
Acquisition and integration costs primarily consist of professional fees directly related to business acquisitions and costs to integrate the systems, processes and organizations acquired. During the three months ended March 28, 2025, acquisition and integration costs primarily related to the Precision and VSi acquisitions. During the three months ended March 29, 2024, acquisition and integration costs primarily related to the Pulse and InNeuroCo acquisitions.
Other general expenses
During the three months ended March 28, 2025 and March 29, 2024, the Company recorded expenses related to other initiatives not described above, which primarily include gains and losses in connection with the disposal of property, plant and equipment.
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

	Three Months Ended
	March 28, 2025	March 29, 2024
Income from continuing operations before taxes	$(12,999)	$24,839
Provision for income taxes	9,466	4,248
Effective tax rate	(72.8)%	17.1%
The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the first quarter of 2025 is due principally to the impact of the 2028 Convertible Notes Exchange Transactions, including the nondeductible induced conversion expense and reduction of future original issue discount amortization for U.S. income tax purposes. To a lesser extent, the remaining difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate are consistent with the differences recognized in the first quarter of 2024 and consist of the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S. federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the Foreign Derived Intangible Income (“FDII”) deduction, the availability of tax credits and the recognition of certain discrete tax items.
For the first quarter of 2025, the Company recorded a discrete tax benefit of $1.5 million, compared to a discrete tax benefit of $0.8 million for the first quarter of 2024. The discrete tax benefits for the first quarter of 2025 and 2024 are predominately related to excess tax benefits, net of deductibility limitations, recognized upon vesting of RSUs.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(10.)    INCOME TAXES (Continued)
On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework. The effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries. The Company’s 2025 provision for income taxes includes the impact of the Pillar Two 15% Global Minimum Tax.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of March 28, 2025, the Company had unrecognized tax benefits of approximately $6.3 million, substantially all of which would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized. As of March 28, 2025, the Company believes it is reasonably possible that a reduction of approximately $4.0 million of the balance of unrecognized tax benefits may occur within the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)    EARNINGS (LOSS) PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2025	March 29, 2024
Numerator for basic and diluted EPS:
Income (loss) from continuing operations	$(22,465)	$20,591
Loss from discontinued operations	(22)	(83)
Net income (loss)	$(22,487)	$20,508

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	33,916	33,478
Dilutive effect of share-based awards	—	487
Dilutive impact of Convertible Notes	—	1,028
Weighted average shares outstanding - Diluted	33,916	34,993

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.66)	$0.62
Income (loss) from discontinued operations	—	—
Basic earnings (loss) per share	$(0.66)	$0.61

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.66)	$0.59
Income (loss) from discontinued operations	$—	$—
Diluted earnings (loss) per share	$(0.66)	$0.59
For periods in which the Company has reported a loss from continuing operations, diluted earnings (loss) per share is the same as basic earnings (loss) per share, as the effects of common stock equivalents outstanding and shares issuable upon conversion of convertible debt instruments are antidilutive and, therefore, excluded from the calculation of diluted earnings (loss) per share.
The following table sets forth potential shares of Common Stock that are not included in the diluted earnings (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Stock options	124	—
RSUs	308	—
PRSUs	226	42
Common Stock issuable upon conversion of the 2028 Convertible Notes	1,649	—
The dilutive effect for the Company's 2028 Convertible Notes and 2030 Convertible Notes (collectively, “Convertible Notes”) is calculated using the if-converted method. The Company is required, pursuant to the indentures governing the Convertible Notes, to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (the in-the-money portion) in cash, shares of the Common Stock, or a combination thereof. Because the principal amount of the Convertible Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the Convertible Notes. During the three months ended March 28, 2025, the potential conversion of the 2030 Convertible Notes was not included in the diluted earnings (loss) per share calculation because the 2030 Convertible Notes are not potentially eligible for conversion until the quarter beginning on July 1, 2025.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of Common Stock issued and outstanding for the three month periods ended March 28, 2025 and March 29, 2024:

	Issued	Treasury Stock	Outstanding
Beginning balance at December 31, 2024	33,546,262	(6)	33,546,256
Stock options exercised	3,796	—	3,796
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	190,588	—	190,588
Stock issued upon conversion of convertible debt	1,553,806	—	1,553,806
Exercise of capped call upon conversion of convertible debt	—	(436,963)	(436,963)
Stock issued for acquisition	32,393	—	32,393
Ending balance at March 28, 2025	35,326,845	(436,969)	34,889,876

Beginning balance at December 31, 2023	33,329,648	—	33,329,648
Stock options exercised	7,018	—	7,018
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	167,053	—	167,053
Ending balance at March 29, 2024	33,503,719	—	33,503,719

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) (“AOCI”) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 31, 2024	$67	$(6,482)	$(8,985)	$(15,400)	$1,357	$(14,043)
Unrealized gain on cash flow hedges	—	4,400	—	4,400	(923)	3,477
Realized loss on foreign currency hedges	—	1,293	—	1,293	(272)	1,021
Foreign currency translation gain	—	—	20,291	20,291	—	20,291
March 28, 2025	$67	$(789)	$11,306	$10,584	$162	$10,746

December 31, 2023	$(28)	$2,153	$18,529	$20,654	$(431)	$20,223
Unrealized gain on cash flow hedges	—	1,806	—	1,806	(379)	1,427
Realized gain on foreign currency hedges	—	(431)	—	(431)	90	(341)
Foreign currency translation loss	—	—	(13,438)	(13,438)	—	(13,438)
March 29, 2024	$(28)	$3,528	$5,091	$8,591	$(720)	$7,871

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 28, 2025
Assets: Foreign currency hedging contracts	$613	$—	$613	$—
Liabilities: Foreign currency hedging contracts	1,402	—	1,402	—
Liabilities: Contingent consideration	3,445	—	—	3,445

December 31, 2024
Liabilities: Foreign currency hedging contracts	$6,482	$—	$6,482	$—
Liabilities: Contingent consideration	904	—	—	904

Derivatives Designated as Hedging Instruments
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges.
Information regarding outstanding foreign currency forward contracts as of March 28, 2025 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$43,280	Dec 2025	1.0802	Euro	$441	Prepaid expenses and other current assets
7,193	Dec 2025	0.0233	UYU Peso	139	Prepaid expenses and other current assets
4,949	Dec 2025	0.2260	MYR Ringgit	$11	Prepaid expenses and other current assets
43,951	Dec 2025	0.0506	MXN Peso	$(1,402)	Accrued expenses and other current liabilities
6,137	Jul 2026	0.0465	MXN Peso	22	Other long-term assets
Information regarding outstanding foreign currency forward contracts as of December 31, 2024 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$60,589	Dec 2025	1.0831	Euro	$1,950	Accrued expenses and other current liabilities
10,690	Dec 2025	0.0248	UYU Peso	248	Accrued expenses and other current liabilities
51,341	Dec 2025	0.0566	MXN Peso	3,893	Accrued expenses and other current liabilities
10,322	Jul 2026	0.0566	MXN Peso	391	Other long-term liabilities

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following tables present the effect of cash flow hedge derivative instruments on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three and three months ended March 28, 2025 and March 29, 2024 (in thousands):

	Three Months Ended
	March 28, 2025		March 29, 2024
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$437,392	$(583)	$407,796	$10
Cost of sales	317,074	(693)	299,523	357
Operating expenses	70,766	(17)	69,572	64

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income	Three Months Ended
	March 28, 2025	March 29, 2024		March 28, 2025	March 29, 2024
Foreign exchange contracts	$1,808	$(1,259)	Sales	$(583)	$10
Foreign exchange contracts	2,419	2,716	Cost of sales	(693)	357
Foreign exchange contracts	349	349	Operating expenses	(17)	64
The Company expects to reclassify net losses totaling $0.8 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At March 28, 2025 and December 31, 2024, the Company had total gross notional amounts of $22.0 million and $33.0 million, respectively, of foreign currency contracts outstanding that were not designated as hedges. The fair value of derivatives not designated as hedges was not material for any period presented. Gains/losses on foreign currency contracts not designated as hedging instruments are included in Other loss, net on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company recorded gains of $0.6 million for the three months ended March 28, 2025, compared to net losses of $0.9 million for the three months ended March 29, 2024. Each of the foreign currency contracts not designated as hedging instruments will have approximately offsetting effects from the underlying intercompany loans subject to foreign exchange remeasurement.
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended March 28, 2025 and March 29, 2024 (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Fair value measurement at beginning of period	$904	$876
Amount recorded for current year acquisitions	2,541	3,578
Fair value measurement at end of period	$3,445	$4,454
As of March 28, 2025 and December 31, 2024, the contingent consideration liability of $3.4 million and $0.9 million, respectively, was non-current and included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The contingent consideration at March 28, 2025 is the estimated fair value of the Company’s remaining obligations, under the purchase agreements for Precision, VSi, Pulse and InNeuroCo, to make additional payments if certain revenue goals are met. The fair value of the contingent consideration liability relating to the acquisitions of Precision and VSi was $1.4 million and $1.1 million, respectively, at the date of acquisition and at March 28, 2025. See Note 2, “Business Acquisitions,” for additional information about the Precision, VSi and Pulse acquisitions and related contingent consideration.
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
As of March 28, 2025 and December 31, 2024, the estimated fair value of the 2028 Convertible Notes was approximately $170 million and $635 million, respectively. As of March 28, 2025, the estimated fair value of the 2030 Convertible Notes was approximately $1,004 million.
The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. The fair value of the Convertible Notes is categorized in Level 2 of the fair value hierarchy.
Equity Investments
The Company holds long-term, strategic investments in companies to promote business and strategic objectives. These investments are included in Other long-term assets on the Condensed Consolidated Balance Sheets.
Equity investments comprise the following (in thousands):

	March 28, 2025	December 31, 2024
Equity method investment	$7,418	$7,237
Non-marketable equity securities	180	180
Total equity investments	$7,598	$7,417
The components of Gain on equity investments for each period were as follows (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Equity method investment gain	$(181)	$(1,136)
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of March 28, 2025, the Company owned 7.6% of this fund.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)    SEGMENTS AND DISAGGREGATED REVENUE
The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated income from continuing operations to make key operating decisions, including resource allocations and performance assessments. Refer to the Condensed Consolidated Statement of Operations and Comprehensive Income for financial results of the Company’s operating segment.
The following table presents Property, Plant and Equipment (“PP&E”) by geographic area. In these tables, PP&E is aggregated based on the physical location of the tangible long-lived assets (in thousands):

	March 28, 2025	March 29, 2024
Long-lived tangible assets by geographic area:
United States	$277,257	$260,220
Ireland	146,107	139,889
Mexico	40,089	37,838
Rest of world	32,510	27,851
Total	$495,963	$465,798
The following table presents sales by product line (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Cardio & Vascular	$258,871	$221,851
Cardiac Rhythm Management & Neuromodulation	160,345	156,931
Other Markets	18,176	29,014
Total sales	$437,392	$407,796
Revenue recognized from products and services transferred to customers over time represented 33% of total revenue for both the three months ended March 28, 2025 and March 29, 2024.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of total revenues.

	Three Months Ended
	March 28, 2025	March 29, 2024
Customer A	21%	14%
Customer B	15%	17%
Customer C	14%	14%
All other customers	50%	55%

The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of total revenues are shipped.

	Three Months Ended
	March 28, 2025	March 29, 2024
United States	52%	58%
All other countries	48%	42%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)    SEGMENTS AND DISAGGREGATED REVENUE (Continued)
Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	March 28, 2025	December 31, 2024
Contract assets	$102,930	$103,772
Contract liabilities (included in Accrued expenses and other current liabilities)	3,585	4,440
Contract liabilities (included in Other long-term liabilities)	4,064	4,398
During the three months ended March 28, 2025, the Company recognized $1.2 million of revenue that was included in the contract liability balance as of December 31, 2024. During the three months ended March 29, 2024, the Company recognized $1.5 million of revenue that was included in the contract liability balance as of December 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q should be read in conjunction with the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, please read this section in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.
Cautionary Note Regarding Forward-Looking Statements
Some statements contained in this report and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations, and these statements are subject to known and unknown risks, uncertainties and assumptions. Forward-looking statements include, but are not limited to, statements relating to:
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
•financial and indebtedness risks, such as our ability to accurately forecast future performance based on operating results that often fluctuate; our significant amount of outstanding indebtedness and our ability to remain in compliance with financial and other covenants under the credit agreement governing our senior secured credit facilities (“Senior Secured Credit Facilities”); economic and credit market uncertainties that could interrupt our access to capital markets, borrowings or financial transactions; the conditional conversion feature of the 2028 Convertible Notes (as defined below) and the 2030 Convertible Notes (as defined below), adversely impacting our liquidity; the conversion of our 2028 Convertible Notes, diluting ownership interests of existing holders of our common stock; the counterparty risk associated with our capped call transactions; the financial and market risks related to our international sales and operations; our complex international tax profile; and our ability to realize the full value of our intangible assets;
•legal and compliance risks, such as regulatory issues resulting from product complaints, recalls or regulatory audits; the potential of becoming subject to product liability or intellectual property claims; our ability to protect our intellectual

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
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
The first quarters of 2025 and 2024 ended on March 28, 2025 and March 29, 2024, respectively, and consisted of 87 days and 89 days, respectively.
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
2030 Convertible Notes Issuance and 2028 Convertible Notes Exchange Transactions
On March 18, 2025, we issued $1.0 billion in aggregate principal amount of 1.875% Convertible Senior Notes due in 2030 (the “2030 Convertible Notes”). The total net proceeds from the issuance of the 2030 Convertible Notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were $976.3 million. We used $71.0 million of the net proceeds from the offering to fund the cost of entering into capped call transactions relating to the 2030 Convertible Notes.
We used a portion of the remaining net proceeds from the issuance of the 2030 Convertible Notes to exchange $383.7 million in aggregate principal amount of our outstanding 2.125% Convertible Senior Notes due in 2028 (the “2028 Convertible Notes”) for an aggregate cash exchange consideration of $384.4 million in cash and 1,553,806 shares of Common Stock (the “Note Exchange Transactions”). The Note Exchange Transactions were considered an induced conversion and, as a result, we recorded $46.7 million during the three months ended March 28, 2025 in induced conversion expense within Other loss, net in the Condensed Consolidated Statements of Operations and Comprehensive Income. Contemporaneously with the Note Exchange Transactions, we terminated a portion of the capped call transactions related to the 2028 Convertible Notes and received 436,963 shares of Common Stock. We allotted the remainder of the net proceeds to pay the down our revolving credit facility (the “Revolving Credit Facility”) and five-year “term A” loan (the “TLA Facility”).
See Note 7, “Debt,” of the Notes to the Consolidated Financial Statements contained in Item 1 of this report for additional information about these transactions.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
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
On February 28, 2025, we acquired substantially all of the assets and assumed certain liabilities of Vertical Solutions, Inc., d/b/a VSi Parylene (“VSi”). Headquartered in Colorado, prior to the acquisition, VSi was a privately-held full-service provider of parylene coating solutions, primarily focused on complex medical device applications.
Consistent with our tuck-in acquisition strategy, the acquisitions of Precision and VSi further increase our service offerings to include differentiated and proprietary coatings capabilities that position us to better meet customers’ evolving needs. Refer to Note 2, “Business Acquisitions” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about these acquisitions.
Market Exit
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
Discontinued Operations
On October 31, 2024, we completed the sale of our wholly-owned subsidiary Electrochem Solutions, Inc. (“Electrochem”), which focused on nonmedical applications for the energy, military and environmental sectors. As a result of the Electrochem divestiture, the results of operations of the Electrochem business have been classified as discontinued operations for all periods presented. Loss from discontinued operations for the first quarters of 2025 and 2024 were not material.
All results and information presented exclude discontinued operations unless otherwise noted. Refer to Note 3, “Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information on the divestiture of Electrochem and discontinued operations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Overview
Income (loss) from continuing operations for the first quarter of 2025 was a loss of $22.5 million, or $0.66 per diluted share, compared to income of $20.6 million, or $0.59 per diluted share, for the first quarter of 2024. These variances are primarily the result of the following:
•Sales for the first quarter of 2025 increased $29.6 million when compared to the same period in 2024, driven by strong demand, new product ramps, growth from emerging customers with PMA (premarket approval) products and contributions from our recent acquisitions.
•Gross profit for the first quarter of 2025 increased $12.0 million, primarily from higher sales volume leverage, efficiencies gained from the continued improvement in the supply chain and contributions from our recent acquisitions.
•Operating expenses for the first quarter of 2025 increased $1.2 million when compared to the same period in 2024, primarily due to higher SG&A, partially offset by lower RD&E costs and Restructuring and other charges. Operating expenses as a percentage of sales improved to 16.2% for the first quarter of 2025 compared to 17.1% or the first quarter of 2024.
•Interest expense for the first quarter of 2025 increased $0.8 million compared to the same period in 2024, primarily due to $0.7 million of losses from early extinguishment of debt.
•During the first quarters of 2025 and 2024, we recognized gains on equity investments of $0.2 million and $1.1 million, respectively. Gains and losses on equity investments are generally unpredictable in nature.
•Other loss, net for the first quarter of 2025 was $47.9 million compared to $1.0 million for the first quarter of 2024, primarily due to $46.7 million of debt conversion inducement expense related to the partial exchange of our outstanding 2028 Convertible Notes that was completed during the first quarter of 2025.
•We recorded provisions for income taxes for the first quarters of 2025 and 2024 of $9.5 million and $4.2 million, respectively. The change in income tax expense was primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	March 28,	March 29,	Change
	2025	2024	$	%
Product Line Sales:
Cardio & Vascular	$258,871	$221,851	$37,020	16.7%
Cardiac Rhythm Management & Neuromodulation	160,345	156,931	3,414	2.2%
Other Markets	18,176	29,014	(10,838)	(37.4)%
Total sales	437,392	407,796	29,596	7.3%
Cost of sales	317,074	299,523	17,551	5.9%
Gross profit	120,318	108,273	12,045	11.1%
Gross profit as a % of sales	27.5%	26.6%
Operating expenses:
Selling, general and administrative (“SG&A”)	51,160	46,435	4,725	10.2%
SG&A as a % of sales	11.7%	11.4%
Research, development and engineering (“RD&E”)	14,201	15,274	(1,073)	(7.0)%
RD&E as a % of sales	3.2%	3.7%
Restructuring and other charges	5,405	7,863	(2,458)	(31.3)%
Total operating expenses	70,766	69,572	1,194	1.7%
Operating income	49,552	38,701	10,851	28.0%
Operating expense as a % of sales	16.2%	17.1%
Operating income as a % of sales	11.3%	9.5%
Interest expense	14,805	13,991	814	5.8%
Gain on equity investments	(181)	(1,136)	955	(84.1)%
Other loss, net	47,927	1,007	46,920	NM
Income (loss) from continuing operations before taxes	(12,999)	24,839	(37,838)	NM
Provision for income taxes	9,466	4,248	5,218	122.8%
Effective tax rate	(72.8)%	17.1%
Income (loss) from continuing operations	$(22,465)	$20,591	$(43,056)	NM
Income (loss) from continuing operations as a % of sales	(5.1)%	5.0%
Diluted earnings (loss) per share from continuing operations	$(0.66)	$0.59	$(1.25)	NM
NM - Calculated change not meaningful.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales
For the first quarter of 2025, Cardio & Vascular (“C&V”) sales increased $37.0 million, or 17%, versus the comparable 2024 period. The increase in C&V sales was driven by new product ramps in electrophysiology and acquisitions, partially offset by the impact of fewer shipping days in the first quarter 2025 versus the first quarter 2024. C&V sales for the first quarter of 2025 included $13.3 million of aggregate sales from the recent Precision and VSi acquisitions. Foreign currency exchange rate fluctuations decreased C&V sales for the first quarter of 2025 by $0.4 million in comparison to the 2024 period, primarily due to U.S. dollar fluctuations relative to the Euro.
For the first quarter of 2025, Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales increased $3.4 million, or 2%, versus the comparable 2024 period, driven by strong growth in emerging neuromodulation customers with PMA (pre-market approval) products and normalized cardiac rhythm management growth, offset by the impact of fewer shipping days in the first quarter 2025 versus the first quarter 2024. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales during the first quarter of 2025 in comparison to 2024.
Other Markets sales for the first quarter of 2025 decreased $10.8 million, or 37%, versus the comparable 2024 period, primarily driven by the planned multi-year Portable Medical Exit. Foreign currency exchange rate fluctuations did not have a material impact on Other Markets sales during the first quarter of 2025 in comparison to the 2024 period.
Gross Profit

	Three Months Ended
	March 28, 2025	March 29, 2024
Gross profit (in thousands)	$120,318	$108,273
Gross margin	27.5%	26.6%
Gross margin for the first quarter of 2025 increased 90 basis points compared to the comparable 2024 period, primarily driven by higher sales volume leverage and efficiencies realized through our manufacturing excellence initiatives.
SG&A Expenses
Changes to SG&A expenses from the prior year period were due to the following (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024	Change
Compensation and benefits(a)	$27,563	$24,273	$3,290
Depreciation and amortization expense(b)	11,439	10,276	1,163
Professional fees(c)	3,340	3,873	(533)
Contract services(d)	3,979	3,445	534
Bank fees and charges	832	831	1
All other SG&A	4,007	3,737	270
Total SG&A expense	$51,160	$46,435	$4,725
__________
(a)Compensation and benefits increased primarily due to annual merit increases and an increase in headcount related to the recent Precision and VSi acquisitions.
(b)Depreciation and amortization expense increased due to amortization of customer list intangible assets related to recent acquisitions.
(c)Professional fees decreased primarily due to lower audit and tax expense.
(d)Contract services expense increased primarily due to higher software costs from information technology enhancements.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
RD&E
RD&E expense for the first quarter of 2025 was $14.2 million, compared to $15.3 million for the first quarter of 2024. The decrease in RD&E expense for 2025 compared to 2024 was primarily due to lower labor costs and the timing of program milestone achievements for customer funded programs. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.
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
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Restructuring charges(a)	$664	$1,410
Acquisition and integration costs(b)	4,742	6,335
Other general expenses(c)	(1)	118
Total restructuring and other charges	$5,405	$7,863
__________
(a)Restructuring charges for the first quarters of 2025 and 2024 primarily consist of costs associated with our strategic reorganization and alignment and manufacturing alignment to support growth initiatives.
(b)Amounts for the first quarter of 2025 primarily include acquisition expenses related to the Precision and VSi acquisitions. Amounts for the first quarter of 2024 primarily included acquisition expenses related to the InNeuroCo and Pulse acquisitions.
(c)Amounts include gains and losses in connection with the disposal of property, plant and equipment.
Refer to Note 9, “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense is as follows (dollars in thousands):

	Three Months Ended
	March 28, 2025		March 29, 2024		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$12,485	4.06%	$12,915	4.81%	$(430)	(75)
Amortization of deferred debt issuance costs and original issue discount	1,145	0.42	931	0.39	214	3
Losses from extinguishment of debt	737	0.25	—	—	737	25
Interest expense on borrowings	14,367	4.73%	13,846	5.20%	521	(47)
Other interest expense	438		145		293
Total interest expense	$14,805		$13,991		$814
During 2025, contractual interest expense has decreased due to a lower combined interest rate, partially offset by higher average debt balance outstanding. The higher average debt balance outstanding is primarily the result of borrowings on our Revolving Credit Facility to fund the Precision and VSi acquisitions.
Other components of interest expense on borrowings include non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Amortization of deferred debt issuance costs and original issue discount increased during the first quarter of 2025 compared to the same periods in 2024 as a result of higher unamortized balances related to new debt. The losses from extinguishment of debt during the first quarter of 2025 were related to prepayments of portions of the TLA Facility in connection with issuance by the Company of its 2030 Convertible Notes.
As of March 28, 2025 and December 31, 2024, approximately 89% and 50%, respectively, of our principal amount of debt are fixed rate borrowings.
See Note 7, “Debt,” of the Notes to the Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
Gain on Equity Investments
Gain on equity investments for each period were as follows (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Equity method investment gain	$(181)	$(1,136)
During the first quarters of 2025 and 2024, we recognized gains on equity investments of $0.2 million and $1.1 million, respectively. The amounts for both the first quarters of 2025 and 2024 relate to our share of equity method investee losses including unrealized depreciation of the underlying interests of the investee. As of March 28, 2025 and December 31, 2024, the carrying value of our equity investments was $7.6 million and $7.4 million, respectively.
See Note 14, “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other Loss, Net
Other loss, net for the first quarter of 2025 was $47.9 million compared to $1.0 million for the first quarter of 2024. Other loss, net for the first quarter of 2025 primarily includes debt conversion inducement expense of $46.7 million related to the partial exchange of $383.7 million in aggregate principal amount of the 2028 Convertible Notes. Other loss, net for the first quarter of 2024 primarily includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits or Dominican peso. The impact of exchange rates on transactions denominated in foreign currencies included in Other loss, net for the first quarters of 2025 and 2024 were net losses of $1.1 million for both periods. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
We recognized income tax expense of $9.5 million for the first quarter of 2025 on a loss before taxes of $13.0 million (effective tax rate of (72.8)%), compared to an income tax expense of $4.2 million on $24.8 million of income before taxes (effective tax rate of 17.1%) for the same period of 2024. Income tax expense for the first quarters of 2025 and 2024 included discrete tax benefits of $1.5 million and $0.8 million, respectively. The discrete tax benefits for the first quarter of 2025 and 2024 are predominately related to excess tax benefits, net of deductibility limitations, recognized upon vesting of RSUs.
Our effective tax rate for 2025 differs from the U.S. federal statutory tax rate of 21% due principally to the impact of the 2028 Convertible Notes Exchange Transactions, including the nondeductible induced conversion expense and reduction of future original issue discount amortization for U.S. income tax. Other items impacting the rate include the estimated impact of Federal Tax Credits (including R&D credits and foreign tax credits), stock-based compensation windfalls, and the impact of U.S taxes on foreign earnings, including the GILTI provision which requires us to include foreign subsidiary earnings in excess of a deemed return on a foreign subsidiary’s tangible assets in our U.S. income tax return. The U.S. tax on foreign earnings is reflected net of a statutory deduction of 50% of the GILTI inclusion (subject to limitations based on U.S. taxable income, if any) and net of FDII that provides a 37.5% deduction to domestic companies for certain foreign sales and services income. In addition, our rate is impacted by earnings realized in foreign jurisdictions with statutory rates that are different than the U.S. federal statutory rate. The primary foreign jurisdictions in which we operate and the statutory tax rate for each respective jurisdiction include Switzerland (22%), Mexico (30%), Uruguay (25%), Ireland (12.5%) and Malaysia (24%). Our manufacturing operations in the Dominican Republic operate under a free trade zone agreement through March 2034. In addition, we acquired manufacturing operations in Costa Rica as part of the acquisition of Precision Coating, and are operating under a free trade zone agreement with respect thereto in Costa Rica through April 2031.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. We continue to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries. Our 2025 provision for income taxes includes the impact of the Pillar Two 15% Global Minimum Tax.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Liquidity and Capital Resources
Sources of Liquidity

(dollars in thousands)	March 28, 2025	December 31, 2024
Cash and cash equivalents	$31,711	$46,543
Working capital from continuing operations	$495,800	$443,946
Current ratio from continuing operations	3.40	2.95
Cash and cash equivalents at March 28, 2025 decreased by $14.8 million from December 31, 2024, primarily as a result of cash generated by operating activities of $31.3 million offset by purchases of property, plant and equipment of $25.2 million and tax withholding payments related to net share settlements of restricted stock unit awards of $14.1 million. The payment of the cash portion of the purchase price payable at closing for acquisitions of each of Precision and VSi were fully funded by borrowings on our Revolving Credit Facility. Net proceeds from the issuance of our 2030 Convertible Notes were utilized to purchase capped call options relating to the 2030 Convertible Notes, exchange of a portion of our 2028 Convertible Notes, and pay down our Revolving Credit Facility and TLA Facility.
Working capital from continuing operations increased by $51.9 million from December 31, 2024, or $66.7 million excluding the increase in cash and cash equivalents. The increase in working capital, exclusive of cash and cash equivalents, primarily relates to positive fluctuations in accounts receivable, inventory and accrued expenses. Inventory increased from higher sales volume and product demand which also contributed to the increase in accounts receivable. Accrued expenses primarily decreased from the payment of our calendar 2024 short-term incentive plan pay-out.
At March 28, 2025, $21.0 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
As of March 28, 2025, our capital structure consisted of $1.235 billion of debt, net of deferred debt issuance costs and unamortized discounts and 35 million shares of common stock outstanding. As of March 28, 2025, we had access to $794.7 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit, and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of March 28, 2025, our contractual debt service obligations for the next twelve months, consisting of interest on our outstanding debt, are estimated to be approximately $32 million. As of March 28, 2025, we have prepaid all contractual principal payments on our outstanding indebtedness required in the next twelve months. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
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
Credit Facilities and 2028 Convertible Notes
As of March 28, 2025, we had Senior Secured Credit Facilities that consist of an $800 million Revolving Credit Facility, with no outstanding principal balance, and a TLA Facility with an outstanding principal balance of $145 million. The Revolving Credit Facility and TLA Facility mature on February 15, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for similar credit facilities.
During the first quarter of 2025, we issued $1.0 billion aggregate principal amount of 2030 Convertible Notes, which mature on March 15, 2030 and bear interest at a fixed rate of 1.875% per annum. The total net proceeds from the issuance of the 2030 Convertible Notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $976 million. We used the net proceeds from the issuance of the 2030 Convertible Notes to pay down our Revolving Credit Facility and TLA Facility, exchange a portion of our 2028 Convertible Notes and to pay the cost of the capped calls related to the issuance of our 2030 Convertible Notes.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
The conditions allowing holders of the 2028 Convertible Notes to convert have been met such that holders have the right to exercise their conversion option through the close of business on June 30, 2025. Any determination regarding the convertibility of the 2028 Convertible Notes during future periods will be made in accordance with the terms of the indenture governing the 2028 Convertible Notes. If a conversion request occurs, we have the intent and ability to refinance the amounts that may become due with respect to the 2028 Convertible Notes using the available borrowing capacity under the Revolving Credit Facility. As such, these obligations with respect to the 2028 Convertible Notes continue to be classified as a long-term liability on the Condensed Consolidated Balance Sheet at March 28, 2025.
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following certain qualified acquisitions and (ii) an interest coverage ratio of at least 2.50:1.00. As of March 28, 2025, we were in compliance with these financial covenants. As of March 28, 2025, our Total Net Leverage Ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.8:1.0. For the twelve month period ended March 28, 2025, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 8.6:1.0.
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
Factoring Arrangements
We utilize accounts receivable factoring arrangements with financial institutions to accelerate the timing of cash receipts and enhance our cash position. These arrangements, in all cases, do not contain recourse provisions, which would obligate us in the event of our customers’ failure to pay. During the first three months of 2025 and 2024, we sold, without recourse, $58.1 million and $57.6 million of accounts receivable, respectively. See Note 1, “Basis of Presentation” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information regarding our factoring arrangements.
Summary of Cash Flow
The following cash flow summary information includes cash flows related to discontinued operations.

	Three Months Ended
(in thousands)	March 28, 2025	March 29, 2024
Cash provided by (used in):
Operating activities	$31,276	$23,239
Investing activities	(197,167)	(168,198)
Financing activities	151,578	163,294
Effect of foreign currency exchange rates on cash and cash equivalents	(519)	147
Net change in cash and cash equivalents	$(14,832)	$18,482
Operating Activities – During the first three months of 2025, we generated cash from operations of $31.3 million, compared to $23.2 million for the first three months of 2024. The increase of $8.0 million was the result of a $14.4 million increase in net income (loss) adjusted for non-cash items such as depreciation and amortization, partially offset by a $6.4 million decrease in cash flow provided by changes in operating assets and liabilities.
The increase in net income (loss) adjusted for non-cash items such as depreciation and amortization was primarily from higher sales volume and margin. The decrease associated with changes in operating assets and liabilities is primarily related to an increase in working capital from higher sales volume in the first three months of 2025 as compared to the same prior year period.
Investing Activities – The $29.0 million increase in net cash used in investing activities was primarily attributable to greater cash paid for acquisitions offset by a decrease in purchases of property, plant and equipment. Investing activities for the first three months of 2024 included net cash paid of $138.5 million for the Pulse acquisition.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Financing Activities – Net cash provided by financing activities for the first three months of 2025 was $151.6 million compared to $163.3 million provided by financing activities for the first three months of 2024. Cash provided by financing activities for the first three months of 2025 was primarily the net proceeds from the issuance of our 2030 Convertible Notes of $977.5 million, which was partially offset by a $71.0 million purchase of capped call options associated with the 2030 Convertible Notes, $383.7 million in aggregate principal amount of exchanged 2028 Convertible Notes, $230.0 million of principal payments on our TLA Facility, $126.0 million net payments on our Revolving Credit Facility, and $14.1 million of tax withholdings related to net settlements of vested RSUs. Net cash provided by financing activities for the first three months of 2024 was primarily related to net borrowings on our Revolving Credit Facility of $180.0 million, offset by $9.3 million of tax withholdings related to net settlements of vested RSUs and $8.4 million of principal payments on financing leases.
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
There have been no significant changes to the critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as disclosed below, there have been no material changes to the Company’s exposure to market risk during the three months ended March 28, 2025. Refer to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further information about the Company’s exposure to market risk.
As of March 28, 2025, the Company reduced the aggregate principal amount outstanding of its floating-rate debt to $145 million from $501 million at December 31, 2024. A hypothetical one percentage point (100 basis points) change in SOFR on the $145 million of floating rate debt outstanding as of March 28, 2025 would increase our interest expense by approximately $1 million.
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of March 28, 2025. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of March 28, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended March 28, 2025, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 1A.RISK FACTORS
Except as set forth below, there have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The conditional conversion features of the 2028 Convertible Notes and the 2030 Convertible Notes could adversely affect our financial condition and operating results.
The holders of our 2028 Convertible Notes have had the ability to, and may in the future continue to have the ability to, convert their notes at their option prior to the scheduled maturities and the holders of our 2030 Convertible Notes may in the future have the ability to convert their notes at their option prior the scheduled maturities. One of the conditional conversion features of the 2028 Convertible Notes has been triggered from time and time at the end of calendar quarters, including as of March 31, 2025, due to the trading price of our Common Stock exceeding 130% of the 2028 Convertible Notes conversion price on at least 20 out of the 30 consecutive trading days prior to such date. As a result, the 2028 Convertible Notes are convertible at the option of the holders, in whole or in part, until June 30, 2025. Whether the 2028 Convertible Notes or the 2030 Convertible Notes will be convertible in any future period will depend on the satisfaction, with respect to the 2028 Convertible Notes, of this condition or, with respect to the 2028 Convertible Notes or the 2030 Convertible Notes, another conversion condition at such time. If one or more noteholders elect to convert their 2028 Convertible Notes or, once eligible for conversion, the 2030 Convertible Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, holders of our 2028 Convertible Notes and our 2030 Convertible Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the indenture governing the 2028 Convertible Notes or the indenture governing the 2030 Convertible Notes, as applicable), at a repurchase price equal to the principal amount of the 2028 Convertible Notes or the 2030 Convertible Notes, as applicable, to be repurchased, plus accrued and unpaid special interest, if any, to but not including, the fundamental change repurchase date. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2028 Convertible Notes or the 2030 Convertible Notes or pay the cash amounts due upon conversion of such notes. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2028 Convertible Notes or the 2030 Convertible Notes or pay the cash amounts due upon conversion of such notes. Our failure to repurchase the 2028 Convertible Notes or the 2030 Convertible Notes or to pay the cash amounts due upon conversion of such notes when required will constitute a default under the indenture governing the 2028 Convertible Notes or the 2030 Convertible Notes, as applicable. A default under the indenture governing the 2028 Convertible Notes or the indenture governing the 2030 Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, including the 2021 Credit Agreement governing the Senior Secured Credit Facilities, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness, the 2028 Convertible Notes and the 2030 Convertible Notes.
If a conversion request occurs with respect to the 2028 Convertible Notes, we have the intent and ability to refinance the amounts that may become due with respect to the 2028 Convertible Notes using available borrowing capacity under the Revolving Credit Facility. As such, the obligations associated with the 2028 Convertible Notes were classified as a long-term liability on the Consolidated Balance Sheets as of March 28, 2025. As of March 28, 2025, the borrowing capacity under our Revolving Credit Facility was $794.7 million, which substantially exceeded the remaining outstanding principal amount of the 2028 Convertible Notes after the completion of the Note Exchange Transactions. Even if holders of the 2028 Convertible Notes do not elect to convert their notes, or if our available borrowing capacity under our Revolving Credit Facility were to fall below the outstanding principal amount of the 2028 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2028 Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Certain provisions in the 2028 Convertible Notes, the 2030 Convertible Notes, the indenture governing the 2028 Convertible Notes and indenture governing the 2030 Convertible Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the 2028 Convertible Notes, the 2030 Convertible Notes, the indenture governing the 2028 Convertible Notes and the indenture governing the 2030 Convertible Notes could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover constitutes a fundamental change, holders of the 2028 Convertible Notes and the 2030 Convertible Notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the indenture governing the 2028 Convertible Notes or the indenture governing the 2030 Convertible Notes), we may be required to increase the conversion rate for holders of the 2028 Convertible Notes or the 2030 Convertible Notes, as applicable, who convert their notes in connection with such takeover. In either case, and in other cases, our obligations under the 2028 Convertible Notes, the 2030 Convertible Notes, the indenture governing the 2028 Convertible Notes or indenture governing the 2030 Convertible Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our Common Stock may view as favorable.
Transactions relating to our 2028 Convertible Notes or our 2030 Convertible Notes may affect the market price of our Common Stock.
The conversion of some or all of our 2028 Convertible Notes or our 2030 Convertible Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Common Stock upon any conversion of such 2028 Convertible Notes or 2030 Convertible Notes, as applicable. Our 2028 Convertible Notes have in the past been and currently are through June 30, 2025, and may in the future continue to be, convertible at the option of their holders under certain circumstances. In addition, our 2030 Convertible Notes, once eligible for conversion, will become convertible at the option of their holders under certain circumstances. If holders of our 2028 Convertible Notes or, once eligible for conversion, the 2030 Convertible Notes, elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Common Stock, which would cause dilution to our existing stockholders.
In connection with the pricing of the 2028 Convertible Notes and the 2030 Convertible Notes, we entered into capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce potential dilution to our Common Stock upon conversion of any 2028 Convertible Notes or any 2030 Convertible Notes and/or offset or substantially offset any cash payments we are required to make in excess of the principal amount of converted 2028 Convertible Notes or 2030 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Common Stock and/or purchasing or selling our Common Stock or other securities of ours in secondary market transactions prior to the maturity of the 2028 Convertible Notes or the 2030 Convertible Notes (and are likely to do so on each exercise date for the capped call transactions or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the 2028 Convertible Notes or the 2030 Convertible Notes). This activity could cause or avoid an increase or decrease in the market price of our Common Stock.
In addition, if any such capped call transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our Common Stock, which could adversely affect the trading price of our Common Stock.
We are subject to counterparty risk with respect to the capped call transactions for the 2028 Convertible Notes and the 2030 Convertible Notes.
The option counterparties for the capped call transactions for the 2028 Convertible Notes and the 2030 Convertible Notes are financial institutions, and we will be subject to the risk that any or all of them might default with respect to any such capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Common Stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Common Stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 18, 2025, the Company issued 1,553,806 shares of its unregistered common stock as a portion of the consideration paid for an exchange of an aggregate of $383.7 million in principal amount of the 2028 Convertible Notes. These shares of the Company’s common stock were issued in a private placement exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933. We did not receive any cash proceeds in connection with this exchange of the 2028 Convertible Notes.
In addition, as part of the consideration paid in the acquisition of VSi, on February 28, 2025, the Company issued 32,393 shares of its unregistered common stock to the asset seller in the VSi acquisition. These shares of the Company’s common stock were issued in a private placement exemption from registration in reliance on Section 4(a)(2) of the Securities Act of 1933. We did not receive any cash proceeds from the asset seller in the VSi acquisition in connection with this issuance of shares of common stock.
ITEM 5.OTHER INFORMATION
During the fiscal quarter ended March 28, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6.EXHIBITS

Exhibit Number	Description

4.1
Indenture, dated March 18, 2025, by and between Integer Holdings Corporation and Wilmington Trust, National Association as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 19, 2025).

4.2	Form of 1.875% Convertible Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 19, 2025).
10.1
Fourth Amendment to Credit Agreement, dated as of March 12, 2025, among Integer Holdings Corporation, Greatbatch Ltd., the Subsidiary Guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 12, 2025).

10.2	Form of Base Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2025).
10.3	Form of Additional Capped Called Confirmation (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 19, 2025).
10.4	Form of Unwind Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 19, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.LAB*	XBRL Extension Label Linkbase Document
101.PRE*	XBRL Extension Presentation Linkbase Document
101.DEF*	XBRL Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 24, 2025	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Diron Smith
Diron Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)