Form 10-Q
period 2025-06-27
Integer Holdings Corp
filed 2025-07-24
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of July 18, 2025 was: 35,034,817 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended June 27, 2025

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	June 27, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$23,135	$46,543
Accounts receivable, net of provision for credit losses of $0.5 million and $0.3 million, respectively	302,262	245,269
Inventories	266,437	247,126
Contract assets	103,224	103,772
Prepaid expenses and other current assets	42,372	28,409
Total current assets	737,430	671,119
Property, plant and equipment, net	511,784	465,798
Goodwill	1,100,371	1,017,729
Other intangible assets, net	854,545	778,286
Deferred income taxes	8,517	8,309
Operating lease assets	100,912	86,082
Financing lease assets	31,717	27,689
Other long-term assets	25,659	22,959
Total assets	$3,370,935	$3,077,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$10,000
Accounts payable	117,367	101,498
Operating lease liabilities	8,922	7,352
Accrued expenses and other current liabilities	89,741	108,323
Total current liabilities	216,030	227,173
Long-term debt	1,202,495	980,153
Deferred income taxes	114,735	124,608
Operating lease liabilities	83,897	77,702
Financing lease liabilities	25,796	23,760
Other long-term liabilities	24,445	25,360
Total liabilities	1,667,398	1,458,756
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,471,803 and 33,546,262 shares issued, respectively; 35,034,817 and 33,546,256 shares outstanding, respectively	35	34
Additional paid-in capital	760,741	741,977
Treasury stock, at cost; 436,986 shares and 6 shares, respectively	(26,858)	—
Retained earnings	905,769	891,247
Accumulated other comprehensive income (loss)	63,850	(14,043)
Total stockholders’ equity	1,703,537	1,619,215
Total liabilities and stockholders’ equity	$3,370,935	$3,077,971
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands except per share data)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$476,494	$427,886	$913,886	$835,682
Cost of sales	347,342	310,509	664,416	610,032
Gross profit	129,152	117,377	249,470	225,650
Operating expenses:
Selling, general and administrative	52,923	46,479	104,083	92,914
Research, development and engineering	14,240	15,614	28,441	30,888
Restructuring and other charges	2,651	790	8,056	8,653
Total operating expenses	69,814	62,883	140,580	132,455
Operating income	59,338	54,494	108,890	93,195
Interest expense	9,754	14,572	24,559	28,563
(Gain) loss on equity investments	8	7	(173)	(1,129)
Other (income) loss, net (see Note 7)	3,980	(127)	51,907	880
Income from continuing operations before taxes	45,596	40,042	32,597	64,881
Provision for income taxes	8,587	8,835	18,053	13,083
Income from continuing operations	37,009	31,207	14,544	51,798
Income (loss) from discontinued operations, net of tax	—	39	(22)	(44)
Net income	$37,009	$31,246	$14,522	$51,754

Basic earnings per share:
Income from continuing operations	$1.06	$0.93	$0.42	$1.54
Income (loss) from discontinued operations	—	—	—	—
Basic earnings per share	1.06	0.93	0.42	1.54

Diluted earnings per share:
Income from continuing operations	$1.04	$0.88	$0.41	$1.47
Income (loss) from discontinued operations	—	—	—	—
Diluted earnings per share	1.04	0.88	0.41	1.47

Weighted average shares outstanding:
Basic	35,035	33,600	34,488	33,540
Diluted	35,713	35,529	35,830	35,264

Comprehensive Income
Net income	$37,009	$31,246	$14,522	$51,754
Other comprehensive income (loss):
Foreign currency translation gain (loss)	47,356	(3,911)	67,647	(17,349)
Change in fair value of cash flow hedges, net of tax	5,748	(3,346)	10,246	(2,260)
Other comprehensive income (loss)	53,104	(7,257)	77,893	(19,609)
Comprehensive income	$90,113	$23,989	$92,415	$32,145
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 27, 2025	June 28, 2024
Cash flows from operating activities:
Net income	$14,522	$51,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,118	53,410
Debt related charges included in interest expense	3,627	1,869
Debt conversion inducement expense	46,681	—
Inventory step-up amortization	—	1,056
Stock-based compensation	12,536	12,614
Non-cash lease expense	5,000	4,622
Non-cash gain on equity investments	(173)	(1,129)
Contingent consideration fair value adjustment	(309)	—
Other non-cash losses	3,143	1,408
Deferred income taxes	3,942	—
Gain on sale of discontinued operations	(46)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(41,014)	3,465
Inventories	(14,509)	(27,235)
Prepaid expenses and other assets	71	(744)
Contract assets	1,800	(11,666)
Accounts payable	11,561	7,069
Accrued expenses and other liabilities	(23,312)	(16,155)
Income taxes	(10,500)	(9,864)
Net cash provided by operating activities	75,138	70,474
Cash flows from investing activities:
Acquisition of property, plant and equipment	(44,219)	(60,252)
Acquisitions, net of cash acquired	(170,872)	(138,544)
Other investing activities	97	—
Net cash used in investing activities	(214,994)	(198,796)
Cash flows from financing activities:
Principal payments of long-term debt	(657,693)	—
Proceeds from issuance of convertible notes, net of discount	977,500	—
Proceeds from revolving credit facility	257,000	208,500
Payments of revolving credit facility	(373,000)	(51,500)
Purchase of capped calls	(71,000)	—
Payment of debt issuance costs	(1,266)	—
Proceeds from the exercise of stock options	3,644	742
Tax withholdings related to net share settlements of restricted stock unit awards	(16,707)	(10,625)
Principal payments on finance leases	(2,596)	(8,956)
Other financing activities	107	607
Net cash provided by financing activities	115,989	138,768
Effect of foreign currency exchange rates on cash and cash equivalents	459	17
Net increase (decrease) in cash and cash equivalents	(23,408)	10,463
Cash and cash equivalents, beginning of period	46,543	23,674
Cash and cash equivalents, end of period	$23,135	$34,137
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Total stockholders’ equity, beginning balance	$1,606,704	$1,525,011	$1,619,215	$1,519,042

Common stock and additional paid-in capital
Balance, beginning of period	754,056	725,281	742,011	727,468
Stock awards exercised or vested	1,064	(856)	(13,043)	(9,891)
Stock-based compensation	5,656	5,766	12,536	12,614
Capped calls related to the issuance of 2030 Convertible Notes, net of tax	—	—	(53,130)	—
Partial conversion of convertible notes due 2028 and partial unwind of related capped calls, net of tax	—	—	68,413	—
Issuance of common stock for acquisition	—	—	3,989	—
Balance, end of period	760,776	730,191	760,776	730,191
Treasury stock
Balance, beginning of period	(26,858)	—	—	—
Treasury shares purchased	—	—	(26,858)	—
Balance, end of period	(26,858)	—	(26,858)	—
Retained earnings
Balance, beginning of period	868,760	791,859	891,247	771,351
Net income	37,009	31,246	14,522	51,754
Balance, end of period	905,769	823,105	905,769	823,105
Accumulated other comprehensive income (loss)
Balance, beginning of period	10,746	7,871	(14,043)	20,223
Other comprehensive income (loss)	53,104	(7,257)	77,893	(19,609)
Balance, end of period	63,850	614	63,850	614

Total stockholders’ equity, ending balance	$1,703,537	$1,553,910	$1,703,537	$1,553,910
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
The second quarter and first six months of 2025 ended on June 27 and consisted of 91 days and 178 days, respectively. The second quarter and first six months of 2024 ended on June 28 and consisted of 91 days and 180 days, respectively.
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
Factoring Arrangements
The Company has receivable factoring arrangements, pursuant to which certain receivables may be sold on a non-recourse basis to financial institutions. Factoring fees are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the six months ended June 27, 2025 and June 28, 2024, the Company sold accounts receivable of $131.1 million and $116.8 million, respectively. The Company recorded factoring fees of $0.5 million and $0.9 million, respectively, for the three and six months ended June 27, 2025, compared to $0.4 million and $0.8 million, respectively, for the three and six months ended June 28, 2024.
Supplier Financing Arrangements
The Company utilizes supplier financing arrangements with financial institutions to sell certain accounts receivable on a non-recourse basis. Fees for supplier financing arrangements are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the six months ended June 27, 2025 and June 28, 2024, the Company sold and de-recognized accounts receivable of $83.5 million and $76.2 million, respectively. The Company recorded costs associated with the supplier financing arrangements of $0.5 million and $1.0 million, respectively, for the three and six months ended June 27, 2025, compared to $0.6 million and $1.1 million, respectively, for the three and six months ended June 28, 2024.

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
Accounting Guidance to be Adopted in Future Periods
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.
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
During the first six months of 2025, the Company recorded measurement period adjustments, inclusive of working capital and other closing adjustments, resulting in increases to property, plant and equipment and current liabilities and a net decrease to goodwill. The measurement period adjustments recorded during the first six months of 2025 were not material.
The following table summarizes the preliminary purchase price allocations (in thousands):

	Precision	VSi	Total
Fair value of net assets acquired
Current assets (excluding inventory)	$11,609	1,982	$13,591
Inventory	4,019	1,018	5,037
Property, plant and equipment	12,949	2,732	15,681
Goodwill	51,548	5,155	56,703
Definite-lived intangible assets	72,700	13,600	86,300
Operating lease assets	13,862	1,505	15,367
Other noncurrent assets	43	—	43
Current liabilities (including current operating lease liabilities)	(4,341)	(773)	(5,114)
Operating lease liabilities (noncurrent)	(8,922)	(1,256)	(10,178)
Fair value of net assets acquired	$153,467	$23,963	$177,430
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)    BUSINESS ACQUISITIONS (Continued)
Leases
The Company recognized operating lease liabilities and right-of-use assets for manufacturing facilities and equipment in accordance with ASC 842, Leases. Additionally, the Company recorded favorable lease terms associated with Precision for operating leases in the U.S. in the amount of $4.2 million. The favorable lease terms were recorded as an increase to the right-of-use lease assets.
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
$64,000
Actual and Pro Forma disclosures
The following table presents (in thousands) pro forma results of operations for the three and six months ended June 28, 2024 as if Precision had been included in the Company’s financial results as of the beginning of fiscal year 2024. Pro forma results for VSi have not been presented as the results of VSi are not material in relation to the condensed consolidated financial statements of the Company. Actual results for each acquired business are included in the Company’s consolidated results subsequent to the date of their acquisition (in thousands):

	Three Months Ended June 28, 2024	Six Months Ended June 28, 2024
Sales	$442,550	$862,420
Income from continuing operations	28,525	43,382

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
Sales related to Precision and VSi from the date of acquisition through the three and six months ended June 27, 2025 were $14.0 million and $27.2 million, respectively, in the aggregate and earnings were not material.
Acquisition costs
Direct acquisition costs are expensed as incurred and included in Restructuring and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income. During the three and six months ended June 27, 2025, direct costs of the Precision and VSi acquisitions were $0.7 million and $3.5 million, respectively. Direct costs of the Pulse acquisition during the three and six months ended June 28, 2024 were $0.1 million and $5.6 million, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3.)     DISCONTINUED OPERATIONS
On October 31, 2024, the Company completed the sale of Electrochem, collecting cash proceeds of $48.7 million, which is net of transaction costs and adjustments set forth in the stock purchase agreement. The Electrochem business focused on non-medical applications for the energy, military and environmental sectors. Upon the signing of the stock purchase agreement on September 27, 2024, the Electrochem business qualified as a discontinued operation. In connection with the sale, the Company entered into a transition services agreement with the purchaser whereby the Company will perform certain support functions for a period of up to nine months from the date of the closing.
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
Selected financial information of the Electrochem business included in discontinued operations is below.
Income (loss) from discontinued operations, net of tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$—	$8,739	$—	$16,430
Cost of sales	—	6,723	68	12,847
Gross profit	—	2,016	(68)	3,583
Selling, general and administrative expenses	—	638	—	1,132
Research, development and engineering costs	—	490	—	969
Restructuring and other charges	—	196	—	214
Interest expense	—	706	—	1,386
Gain on sale of discontinued operations	—	—	(46)	—
Loss from discontinued operations before taxes	—	(14)	(22)	(118)
Income tax benefit	—	(53)	—	(74)
Income (loss) from discontinued operations, net of tax	$—	$39	$(22)	$(44)
Cash flow information from discontinued operations for the six months ended June 28, 2024 was as follows (in thousands):

Cash used in operating activities	$551
Cash used in investing activities (all capital expenditures)	522
Depreciation and amortization	636

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information, including discontinued operations, relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	June 27, 2025	June 28, 2024
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$19,568	$11,791
Common stock issued for conversion of debt	183,972	—
Common stock received under capped call upon conversion of debt	26,858	—
Write-off of unamortized deferred costs and original issued discount upon conversion of debt included in Additional paid in capital	5,124	—
Common stock issued for acquisition	3,989	—
Debt issuance costs incurred but not yet paid	120	—
Supplemental lease disclosures:
Assets acquired under operating leases	11,147	4,104
Assets acquired under finance leases	5,764	5,862
(5.)    INVENTORIES
Inventories comprise the following (in thousands):

	June 27, 2025	December 31, 2024
Raw materials	$107,843	$104,620
Work-in-process	144,157	126,810
Finished goods	14,437	15,696
Total	$266,437	$247,126

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 27, 2025 were as follows (in thousands):

Medical
December 31, 2024	$1,017,729
Precision and VSi acquisitions (Note 2)	56,752
Acquisition-related adjustments (Note 2)	(49)
Foreign currency translation	25,939
June 27, 2025	$1,100,371
Intangible Assets
See Note 2, “Business Acquisitions” for additional details regarding intangible assets acquired during 2025. Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 27, 2025
Definite-lived:
Purchased technology and patents	$326,365	$(218,066)	$108,299
Customer lists	955,854	(312,167)	643,687
Amortizing tradenames and other	20,080	(7,809)	12,271
Total amortizing intangible assets	$1,302,299	$(538,042)	$764,257
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2024
Definite-lived:
Purchased technology and patents	$293,164	$(204,591)	$88,573
Customer lists	870,692	(284,104)	586,588
Amortizing tradenames and other	20,002	(7,165)	12,837
Total amortizing intangible assets	$1,183,858	$(495,860)	$687,998
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Cost of sales	$4,942	$3,618	$9,516	$7,881
Selling, general and administrative expenses	11,178	9,991	21,455	19,079
Total intangible asset amortization expense	$16,120	$13,609	$30,971	$26,960
Estimated future intangible asset amortization expense based on the carrying value as of June 27, 2025 is as follows (in thousands):

	Remainder of 2025	2026	2027	2028	2029	After 2029
Amortization Expense	$33,402	$63,250	$60,257	$58,647	$56,339	$492,362

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     DEBT
Long-term debt comprises the following (in thousands):

	June 27, 2025			December 31, 2024
	Principal Amount	Unamortized Discounts and Issuance Costs	Net Carrying Amount	Principal Amount	Unamortized Discounts and Issuance Costs	Net Carrying Amount
Senior Secured Credit Facilities:
Revolving credit facilities	$10,000	$—	$10,000	$126,000	$—	$126,000
Term loan A	101,000	(298)	100,702	375,000	(1,302)	373,698
2028 Convertible Notes	116,301	(1,886)	114,415	499,994	(9,539)	490,455
2030 Convertible Notes	1,000,000	(22,622)	977,378	—	—	—
Total	$1,227,301	$(24,806)	$1,202,495	$1,000,994	$(10,841)	$990,153
Current portion of long-term debt			—			(10,000)
Long-term debt			$1,202,495			$980,153
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
Senior Secured Credit Facilities
As of June 27, 2025, the Company maintained Senior Secured Credit Facilities consisting of a five-year $800 million revolving credit facility (the “Revolving Credit Facility”) and a five-year “term A” loan (the “TLA Facility”). A portion of the Revolving Credit Facility is available for swingline loans of up to a sublimit of $40 million and for the issuance of standby letters of credit of up to a sublimit of $40 million.
Revolving Credit Facility
The Revolving Credit Facility matures on February 15, 2028. As of June 27, 2025, the Company had available borrowing capacity on the Revolving Credit Facility of $784.7 million after giving effect to $10.0 million of swingline loans and $5.3 million of outstanding standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at a rate based on the secured overnight financing rate for the applicable interest period plus an adjustment of 0.10% per annum, in relation to any loan in U.S. dollars, and the Euro Interbank Offered Rate, in relation to any loan in Euros, plus a margin based on the Company’s Secured Net Leverage Ratio (as defined in the 2021 Credit Agreement). Swingline loans bear interest at a rate based on the prime rate plus a margin based on the Company’s Secured Net Leverage Ratio. In addition, the Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which ranges between 0.15% and 0.25%, depending on the Company’s Secured Net Leverage Ratio. As of June 27, 2025, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 7.75% and the commitment fee on the unused portion of the Revolving Credit Facility was 0.15%.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     DEBT (Continued)
TLA Facility
The TLA Facility matures on February 15, 2028. During the first six months of 2025, the Company used a portion of the proceeds from its offering of the 2030 Convertible Notes to prepay the required quarterly principal installments under the TLA Facility through maturity. The interest rate terms for the TLA Facility are the same as those described above for the Revolving Credit Facility borrowings in U.S. dollars. Additionally, in connection with the partial repayments of the TLA Facility, the Company incurred a $0.9 million loss on extinguishment of debt from the write-off of a portion of the remaining deferred debt issuance costs and original issue discount, which were expensed and included in Interest expense during the first six months of 2025. As of June 27, 2025, the interest rate on the TLA Facility was 5.67%.
Covenants
The 2021 Credit Agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require the Company not to exceed a specified maximum Total Net Leverage Ratio (as defined in the 2021 Credit Agreement) and an interest coverage ratio as of the end of each fiscal quarter. As of June 27, 2025, the Company was in compliance with these financial covenants.
Contractual principal maturities under the Senior Secured Credit Facilities as of June 27, 2025, are as follows (in thousands):

	Remainder of 2025	2026	2027	2028
Future minimum principal payments	$—	$—	$—	$111,000
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
The Company determined that the exchange of the 2028 Convertible Notes in the Note Exchange Transactions met the criteria to be accounted as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). As a result of the induced conversion, in March 2025 the Company recorded $46.7 million in induced conversion expense within Other (income) loss, net in the Condensed Consolidated Statements of Operations and Comprehensive Income. The induced conversion expense represents the fair value of the consideration issued in the Note Exchange Transactions upon conversion in excess of the fair value of the securities issuable under the original terms of the 2028 Convertible Notes.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     DEBT (Continued)
Debt discount and issuance costs related to the 2030 Convertible Notes were $23.7 million, including $22.5 million of discount and $1.2 million of new debt issuance costs related to the 2030 Convertible Notes. The debt discount and issuance costs are amortized as interest expense using the effective interest method over the term of the 2030 Convertible Notes. The effective interest rate of the 2030 Convertible Notes was 2.38% as of June 27, 2025.
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
As of June 27, 2025, the conditions allowing holders of the 2030 Convertible Notes to convert had not been met and, therefore, the 2030 Convertible Notes are classified as a long-term liability on the Condensed Consolidated Balance Sheets at June 27, 2025.
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
As of June 27, 2025, the conditions allowing holders of the 2028 Convertible Notes to convert had been met and, therefore, the 2028 Convertible Notes became eligible for conversion at the option of the holders beginning on April 1, 2025 and ending at the close of business on June 30, 2025. Subsequent to June 27, 2025, the sale price of the Common Stock for conversion was satisfied as of July 1, 2025 and as a result, the 2028 Convertible Notes will continue to be eligible for optional conversion during the third calendar quarter of 2025. Any determination regarding the convertibility of the 2028 Convertible Notes during future periods will be made in accordance with the terms of the indenture governing the 2028 Convertible Notes. If a conversion request occurs, the Company has the intent and ability to refinance the amounts that may become due with respect to the 2028 Convertible Notes using the available borrowing capacity under the Revolving Credit Facility. As such, the obligations associated with the 2028 Convertible Notes continue to be classified as a long-term liability on the Condensed Consolidated Balance Sheet at June 27, 2025.
The 2028 Convertible Notes are accounted for as a single liability measured at amortized cost. The discount and issuance costs related to the 2028 Convertible Notes are being amortized to interest expense over the contractual term of the 2028 Convertible Notes. As of June 27, 2025, the 2028 Convertible Notes had an effective interest rate of 2.76%.
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
Stock-based Compensation Expense
The classification of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
RSUs and PRSUs	$5,656	$5,745	$12,536	$12,491
Discontinued operations	—	21	—	123
Total stock-based compensation expense	$5,656	$5,766	$12,536	$12,614

Cost of sales	$1,083	$821	$2,506	$2,080
Selling, general and administrative	4,360	4,679	9,408	9,780
Research, development and engineering	267	230	647	596
Restructuring and other charges	(54)	15	(25)	35
Discontinued operations	—	21	—	123
Total stock-based compensation expense	$5,656	$5,766	$12,536	$12,614
Stock Options
The following table summarizes the Company’s stock option activity for the six month period ended June 27, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2024	130,083	$39.63
Exercised	(106,971)	39.80
Outstanding and exercisable at June 27, 2025	23,112	$38.84	1.6	$1.8
Time-Based Restricted Stock Units
Most RSUs granted to employees during the six months ended June 27, 2025 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. RSUs are issued to members of the Board as a portion of their annual retainer and vest quarterly over a period of one year. The grant-date fair value of all RSUs is equal to the closing market price of Integer common stock on the date of grant.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     STOCK-BASED COMPENSATION (Continued)
The following table summarizes RSU activity for the six month period ended June 27, 2025:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	313,404	$88.36
Granted	139,512	133.58
Vested	(133,772)	88.23
Forfeited	(12,935)	103.38
Nonvested at June 27, 2025	306,209	$108.38
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
The following table summarizes PRSU activity for the six month period ended June 27, 2025:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	237,898	$88.95
Granted	65,974	149.99
Performance adjustment(a)	76,520	83.36
Vested	(153,040)	83.36
Forfeited	(11,074)	94.99
Nonvested at June 27, 2025	216,278	$109.24
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

	Six Months Ended
	June 27, 2025	June 28, 2024
Weighted average fair value	$162.62	$117.96
Risk-free interest rate	4.29%	4.13%
Expected volatility	33%	34%
Expected life (in years)	3.0	3.0
Expected dividend yield	—%	—%
The valuation of the market-based PRSUs granted during 2025 and 2024 also reflects a weighted average illiquidity discount of 8.78% and 8.00%, respectively, related to the one-year and six-month period, respectively, that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9.)     RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Restructuring charges	$637	$907	$1,301	$2,317
Acquisition and integration costs	2,007	1,056	6,749	7,391
Other general expenses	7	(1,173)	6	(1,055)
Total restructuring and other charges	$2,651	$790	$8,056	$8,653
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
The following table comprises restructuring and restructuring-related charges (gains) by classification in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Restructuring charges:
Restructuring and other charges	$637	$907	$1,301	$2,317
Restructuring-related expenses(a):
Cost of sales	1,439	391	1,840	730
Selling, general and administrative	499	469	542	606
Research, development and engineering	—	168	(6)	169
Total restructuring and restructuring-related charges	$2,575	$1,935	$3,677	$3,822
__________
(a) Restructuring-related expenses primarily include retention bonuses, consulting expenses and professional fees.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9.)     RESTRUCTURING AND OTHER CHARGES (Continued)
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence	Strategic reorganization and alignment	Manufacturing alignment to support growth	Total
December 31, 2024	$690	$115	$—	$805
Charges incurred, net of reversals	559	441	301	1,301
Cash payments	(1,083)	(532)	(301)	(1,916)
June 27, 2025	$166	$24	$—	$190
Acquisition and integration costs
Acquisition and integration costs primarily consist of professional fees directly related to business acquisitions and costs to integrate the systems, processes and organizations acquired. During the six months ended June 27, 2025, acquisition and integration costs primarily related to the Precision and VSi acquisitions. During the six months ended June 28, 2024, acquisition and integration costs primarily related to the Pulse and InNeuroCo acquisitions. In addition, acquisition and integration costs for the six months ended June 27, 2025, included a benefit of $0.3 million to adjust the fair value of acquisition-related contingent consideration liabilities. See Note 14 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
Other general expenses
During the six months ended June 27, 2025 and June 28, 2024, the Company recorded expenses related to other initiatives not described above, which primarily include gains and losses in connection with the disposal of property, plant and equipment. In addition, during the second quarter of 2024 the Company recorded $1.2 million of loss recoveries relating to property damage which occurred in the fourth quarter of 2023 at one of its manufacturing facilities.
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

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Income from continuing operations before taxes	$45,596	$40,042	$32,597	$64,881
Provision for income taxes	8,587	8,835	18,053	13,083
Effective tax rate	18.8%	22.1%	55.4%	20.2%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(10.)    INCOME TAXES (Continued)
The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the second quarter of 2025 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S. federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the Foreign Derived Intangible Income (“FDII”) deduction, the availability of tax credits and the recognition of certain discrete tax items. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the first six months of 2025 is due principally to the impact of the 2028 Convertible Notes Exchange Transactions, including the nondeductible induced conversion expense and reduction of future original issue discount amortization for U.S. income tax purposes. To a lesser extent, the remaining difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate are consistent with the differences recognized in the second quarter and first six months of 2024 and consist of the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S. federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the Foreign Derived Intangible Income (“FDII”) deduction, the availability of tax credits and the recognition of certain discrete tax items.
For the second quarter and first six months of 2025, the Company recorded discrete tax benefits of $0.7 million and $2.2 million, respectively. The discrete tax benefits for the second quarter and first six months of 2025 are predominately related to excess tax benefits from stock-based compensation, net of deductibility limitations. For the second quarter and first six months of 2024, the Company recorded discrete tax expense of $0.5 million and a discrete tax benefit of $0.3 million, respectively. The discrete tax expense for the second quarter of 2024 relates predominately to unfavorable return to provision adjustments attributable to certain foreign tax returns filed during the quarter. The net discrete tax benefit recorded for the six months of 2024 includes discrete tax amounts for the first quarter of 2024 predominately related to excess tax benefits, net of deductibility limitations, recognized upon vesting of RSUs.
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
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of June 27, 2025, the Company had unrecognized tax benefits of approximately $6.4 million, substantially all of which would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized. As of June 27, 2025, the Company believes it is reasonably possible that a reduction of approximately $4.0 million of the balance of unrecognized tax benefits may occur within the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) enacting a broad range of tax reform provisions, including extending and modifying certain key domestic and international Tax Cuts & Jobs Act provisions. Only certain provisions will have current-year financial reporting implications due to varying effective dates and discretionary elections. The Company is currently evaluating the OBBBA and does not anticipate a material impact to the condensed consolidated financial statements.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Numerator for basic and diluted EPS:
Income from continuing operations	$37,009	$31,207	$14,544	$51,798
Income (loss) from discontinued operations	—	39	(22)	(44)
Net income	$37,009	$31,246	$14,522	$51,754

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	35,035	33,600	34,488	33,540
Dilutive effect of share-based awards	319	476	352	481
Dilutive impact of Convertible Notes	359	1,453	990	1,243
Weighted average shares outstanding - Diluted	35,713	35,529	35,830	35,264

Basic earnings per share:
Income from continuing operations	$1.06	$0.93	$0.42	$1.54
Income (loss) from discontinued operations	—	—	—	—
Basic earnings per share	$1.06	$0.93	$0.42	$1.54

Diluted earnings per share:
Income from continuing operations	$1.04	$0.88	$0.41	$1.47
Income (loss) from discontinued operations	$—	$—	$—	$—
Diluted earnings per share	$1.04	$0.88	$0.41	$1.47
The following table sets forth potential shares of Common Stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
RSUs	85	3	259	2
PRSUs	36	41	131	41
Common Stock issuable upon conversion of the 2028 Convertible Notes	—	—	825	—
The dilutive effect for the Company's 2028 Convertible Notes and 2030 Convertible Notes (collectively, “Convertible Notes”) is calculated using the if-converted method. The Company is required, pursuant to the indentures governing the Convertible Notes, to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (the in-the-money portion) in cash, shares of the Common Stock, or a combination thereof. Because the principal amount of the Convertible Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the Convertible Notes. During the three and six months ended June 27, 2025, the potential conversion of the 2030 Convertible Notes was not included in the diluted earnings per share calculation because the average closing price of the Company's common stock for the applicable periods, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $150.96.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of Common Stock issued and outstanding for the six month periods ended June 27, 2025 and June 28, 2024:

	Issued	Treasury Stock	Outstanding
Beginning balance at December 31, 2024	33,546,262	(6)	33,546,256
Stock options exercised	102,179	—	102,179
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	237,131	—	237,131
Stock issued upon conversion of convertible debt	1,553,838	—	1,553,838
Exercise of capped call upon conversion of convertible debt	—	(436,980)	(436,980)
Stock issued for acquisition	32,393	—	32,393
Ending balance at June 27, 2025	35,471,803	(436,986)	35,034,817

Beginning balance at December 31, 2023	33,329,648	—	33,329,648
Stock options exercised	16,621	—	16,621
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	184,910	—	184,910
Ending balance at June 28, 2024	33,531,179	—	33,531,179

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) (“AOCI”) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
March 28, 2025	$67	$(789)	$11,306	$10,584	$162	$10,746
Unrealized gain on cash flow hedges	—	8,278	—	8,278	(1,739)	6,539
Realized gain on foreign currency hedges	—	(1,001)	—	(1,001)	210	(791)
Foreign currency translation gain	—	—	47,356	47,356	—	47,356
June 27, 2025	$67	$6,488	$58,662	$65,217	$(1,367)	$63,850

December 31, 2024	$67	$(6,482)	$(8,985)	$(15,400)	$1,357	$(14,043)
Unrealized gain on cash flow hedges	—	12,678	—	12,678	(2,662)	10,016
Realized loss on foreign currency hedges	—	292	—	292	(62)	230
Foreign currency translation gain	—	—	67,647	67,647	—	67,647
June 27, 2025	$67	$6,488	$58,662	$65,217	$(1,367)	$63,850
The foreign currency translation gains for the three and six month periods ended June 27, 2025, were due to the strengthening in value of the Euro against the U.S. Dollar.

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 27, 2025
Assets: Foreign currency hedging contracts	$6,488	$—	$6,488	$—
Liabilities: Contingent consideration	3,136	—	—	3,136

December 31, 2024
Liabilities: Foreign currency hedging contracts	$6,482	$—	$6,482	$—
Liabilities: Contingent consideration	904	—	—	904

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
Information regarding outstanding foreign currency forward contracts as of June 27, 2025 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$31,756	Apr 2026	1.0874	Euro	$2,654	Prepaid expenses and other current assets
7,266	Apr 2026	0.0232	UYU Peso	509	Prepaid expenses and other current assets
3,094	Apr 2026	0.2275	MYR Ringgit	137	Prepaid expenses and other current assets
48,004	May 2026	0.0494	MXN Peso	2,851	Prepaid expenses and other current assets
6,687	Oct 2026	0.0481	MXN Peso	337	Other long-term assets
Information regarding outstanding foreign currency forward contracts as of December 31, 2024 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$60,589	Dec 2025	1.0831	Euro	$1,950	Accrued expenses and other current liabilities
10,690	Dec 2025	0.0248	UYU Peso	248	Accrued expenses and other current liabilities
51,341	Dec 2025	0.0566	MXN Peso	3,893	Accrued expenses and other current liabilities
10,322	Jul 2026	0.0566	MXN Peso	391	Other long-term liabilities
The following tables present the effect of cash flow hedge derivative instruments on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 27, 2025 and June 28, 2024 (in thousands):

	Three Months Ended
	June 27, 2025		June 28, 2024
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$476,494	$725	$427,886	$(76)
Cost of sales	347,342	277	310,509	449
Operating expenses	69,814	(1)	62,883	66

	Six Months Ended
	June 27, 2025		June 28, 2024
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$913,886	$142	$835,682	$(66)
Cost of sales	664,416	(416)	610,032	806
Operating expenses	140,580	(18)	132,455	130

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income	Three Months Ended
	June 27, 2025	June 28, 2024		June 27, 2025	June 28, 2024
Foreign exchange contracts	$2,938	$(295)	Sales	$725	$(76)
Foreign exchange contracts	5,214	(3,209)	Cost of sales	277	449
Foreign exchange contracts	126	(293)	Operating expenses	(1)	66

	Six Months Ended		Location in Statements of Operations and Comprehensive Income	Six Months Ended
	June 27, 2025	June 28, 2024		June 27, 2025	June 28, 2024
Foreign exchange contracts	$4,746	$(1,554)	Sales	$142	$(66)
Foreign exchange contracts	7,633	(493)	Cost of sales	(416)	806
Foreign exchange contracts	299	56	Operating expenses	(18)	130
The Company expects to reclassify net gains totaling $6.2 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At June 27, 2025 and December 31, 2024, the Company had total notional amounts of $68.8 million and $33.0 million, respectively, of foreign currency contracts outstanding that were not designated as hedges. The fair value of derivatives not designated as hedges was not material for any period presented. Gains/losses on foreign currency contracts not designated as hedging instruments are included in Other (income) loss, net on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company recorded losses of $2.6 million and $2.2 million, respectively, for the three and six months ended June 27, 2025, compared to net losses of $0.3 million and $1.2 million, respectively, for the three and six months ended June 28, 2024.
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three and six months ended June 27, 2025 and June 28, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Fair value measurement at beginning of period	$3,445	$4,454	$904	$876
Amount recorded for current year acquisitions	—	—	2,541	3,578
Fair value measurement adjustment	(309)	—	(309)	—
Fair value measurement at end of period	$3,136	$4,454	$3,136	$4,454
As of June 27, 2025, the current and non-current portions of the contingent consideration liability were $1.8 million and $1.3 million, respectively, and included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2024, the contingent consideration liability was non-current and included in Other long-term liabilities.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The contingent consideration at June 27, 2025 is the estimated fair value of the Company’s remaining obligations under the purchase agreements for Precision, VSi, Pulse and InNeuroCo, to make additional payments if certain revenue goals are met. During the three months ended June 27, 2025, the Company assessed the probability of meeting the required revenue thresholds on certain acquisitions as unlikely and recorded fair value measurement adjustments totaling $0.3 million in Restructuring and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income. The fair value of the contingent consideration liability relating to the acquisitions of Precision and VSi was $1.4 million and $1.1 million, respectively, at the date of acquisition and at June 27, 2025. See Note 2, “Business Acquisitions,” for additional information about the Precision, VSi and Pulse acquisitions and related contingent consideration.
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
As of June 27, 2025 and December 31, 2024, the estimated fair value of the 2028 Convertible Notes was approximately $176 million and $800 million, respectively. As of June 27, 2025, the estimated fair value of the 2030 Convertible Notes was approximately $1.036 billion.
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
Equity investments comprise the following (in thousands):

	June 27, 2025	December 31, 2024
Equity method investment	$7,332	$7,237
Non-marketable equity securities	180	180
Total equity investments	$7,512	$7,417
The components of (Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Equity method investment (gain) loss	$8	$7	$(173)	$(1,129)
During the six months ended June 27, 2025, the Company received a cash distribution representing a return of capital on its equity method investment of $0.1 million. The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of June 27, 2025, the Company owned 7.6% of this fund.

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
The following table presents Property, Plant and Equipment (“PP&E”) by geographic area. In these tables, PP&E is aggregated based on the physical location of the tangible long-lived assets (in thousands):

	June 27, 2025	December 31, 2024
Long-lived tangible assets by geographic area:
United States	$283,119	$260,220
Ireland	158,028	139,889
Mexico	41,190	37,838
Rest of world	29,447	27,851
Total	$511,784	$465,798
The following table presents sales by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Cardio & Vascular	$286,855	$231,418	$545,726	$453,269
Cardiac Rhythm Management & Neuromodulation	171,998	168,061	332,343	324,992
Other Markets	17,641	28,407	35,817	57,421
Total sales	$476,494	$427,886	$913,886	$835,682
Revenue recognized from products and services transferred to customers over time represented 32% and 33%, respectively, of total revenue for the three and six months ended June 27, 2025, compared to 32% and 33%, respectively, for the three and six months ended June 28, 2024.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of total revenues.

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Customer A	21%	16%	21%	15%
Customer B	16%	17%	16%	17%
Customer C	14%	14%	14%	14%
All other customers	49%	53%	49%	54%
The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of total revenues are shipped.

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
United States	52%	56%	52%	57%
All other countries	48%	44%	48%	43%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)    SEGMENTS AND DISAGGREGATED REVENUE (Continued)
Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	June 27, 2025	December 31, 2024
Contract assets	$103,224	$103,772
Contract liabilities (included in Accrued expenses and other current liabilities)	2,774	4,440
Contract liabilities (included in Other long-term liabilities)	4,228	4,398
During the three and six months ended June 27, 2025, the Company recognized $0.6 million and $1.8 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2024. During the three and six months ended June 28, 2024, the Company recognized $1.3 million and $2.8 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2023.

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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors and other risks and uncertainties that arise from time to time are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in our other periodic filings with the SEC and include the following:
•operational risks, such as our dependence upon a limited number of customers; pricing pressures and contractual pricing restraints we face from customers; our reliance on third-party suppliers for raw materials, key products and subcomponents; interruptions in our manufacturing operations; uncertainty surrounding macroeconomic and geopolitical factors in the U.S. and globally; our ability to attract, train and retain a sufficient number of qualified associates to maintain and grow our business; the potential for harm to our reputation and competitive advantage caused by quality problems related to our products; our dependence upon our information technology systems and our ability to prevent cyber-attacks and other failures; global climate change and the emphasis on Environmental, Social and Governance matters by various stakeholders; our dependence upon our senior management team and key technical personnel; and consolidation in the healthcare industry resulting in greater competition;
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
Unless otherwise noted, any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. Except as may be required by applicable law, we disclaim any obligation to update forward-looking statements in this Form 10-Q whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial conditions or prospects, or otherwise.
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
The second quarter and first six months of 2025 ended on June 27 and consisted of 91 days and 178 days, respectively. The second quarter and first six months of 2024 ended on June 28 and consisted of 91 days and 180 days, respectively.
Impact of Global Events
Our future results of operations and liquidity could be materially adversely affected by uncertainty surrounding macroeconomic and geopolitical factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, elevated interest rates, disruptions in the commodities’ markets as a result of the conflict between Russia and Ukraine and conflicts in the Middle East, including Israel and Iran, and the introduction of or changes in tariffs or trade barriers. The impact of these issues on our business will vary by geographic market and product line, but specific impacts to our business may include increased borrowing costs, labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, delays in shipments to and from certain countries and potential increased expenses resulting from tariffs or other trade barriers. We monitor economic conditions closely. In response to reductions in revenue, we can take actions to align our cost structure with changes in demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions and other developments.
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
We used a portion of the remaining net proceeds from the issuance of the 2030 Convertible Notes to exchange $383.7 million in aggregate principal amount of our outstanding 2.125% Convertible Senior Notes due in 2028 (the “2028 Convertible Notes”) for an aggregate cash exchange consideration of $384.4 million in cash and 1,553,806 shares of Common Stock (the “Note Exchange Transactions”). The Note Exchange Transactions were considered an induced conversion and, as a result, we recorded $46.7 million during the three months ended March 28, 2025 in induced conversion expense within Other (income) loss, net in the Condensed Consolidated Statements of Operations and Comprehensive Income. Contemporaneously with the Note Exchange Transactions, we terminated a portion of the capped call transactions related to the 2028 Convertible Notes and received 436,963 shares of Common Stock. We allotted the remainder of the net proceeds to pay the down our revolving credit facility (the “Revolving Credit Facility”) and five-year “term A” loan (the “TLA Facility”).

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Discontinued Operations
On October 31, 2024, we completed the sale of our wholly-owned subsidiary Electrochem Solutions, Inc. (“Electrochem”), which focused on nonmedical applications for the energy, military and environmental sectors. As a result of the Electrochem divestiture, the results of operations of the Electrochem business have been classified as discontinued operations for all periods presented. Income (loss) from discontinued operations for the second quarters and first six months of 2025 and 2024 were not material.
All results and information presented exclude discontinued operations unless otherwise noted. Refer to Note 3, “Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information on the divestiture of Electrochem and discontinued operations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Overview
Income from continuing operations for the second quarter and first six months of 2025 was $37.0 million, or $1.04 per diluted share, and $14.5 million, or $0.41 per diluted share, respectively, compared to $31.2 million, or $0.88 per diluted share, and $51.8 million, or $1.47 per diluted share for the second quarter and first six months of 2024, respectively. These variances are primarily the result of the following:
•Sales for the second quarter and first six months of 2025 increased $48.6 million and $78.2 million, respectively, when compared to the same periods in 2024, driven by strong demand, new product ramps, growth from emerging customers with PMA (premarket approval) products and contributions from our recent acquisitions.
•Gross profit for the second quarter and first six months of 2025 increased $11.8 million and $23.8 million, respectively, primarily from higher sales volume leverage, efficiencies gained from the continued improvement in the supply chain and contributions from our recent acquisitions.
•Operating expenses for the second quarter and first six months of 2025 increased $6.9 million and $8.1 million, respectively, when compared to the same periods in 2024, primarily due to higher SG&A expenses. Operating expenses as a percentage of sales was 14.7% for the second quarter of 2025 and 2024 and improved to 15.4% for first six months of 2025, compared to 15.8% for the same period in 2024.
•Interest expense for the second quarter and first six months of 2025 decreased $4.8 million and $4.0 million, respectively, compared to the same periods in 2024, primarily due to lower interest rates on our outstanding borrowings, partially offset by higher average debt balance outstanding and higher losses from extinguishment of debt.
•During the first six months of 2025 and 2024 we recognized net gains $0.2 million and $1.1 million, respectively, from our equity investments. Gains and losses on equity investments are generally unpredictable in nature.
•Other (income) loss, net for the second quarter and first six months of 2025 were net losses of $4.0 million and $51.9 million, respectively, compared to net gains of $0.1 million and net losses of $0.9 million, respectively, for the second quarter and first six months of 2024. Other (income) loss, net includes $46.7 million of debt conversion inducement expense, which was recognized the first quarter of 2025, related to the partial exchange of our outstanding 2028 Convertible Notes.
•We recorded provisions for income taxes for the second quarter and first six months of 2025 of $8.6 million and $18.1 million, respectively, compared with provisions for income taxes of $8.8 million and $13.1 million, respectively, for the second quarter and first six months of 2024. The changes in income tax expense were primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	June 27,	June 28,	Change
	2025	2024	$	%
Product Line Sales:
Cardio & Vascular	$286,855	$231,418	$55,437	24.0%
Cardiac Rhythm Management & Neuromodulation	171,998	168,061	3,937	2.3%
Other Markets	17,641	28,407	(10,766)	(37.9)%
Total sales	476,494	427,886	48,608	11.4%
Cost of sales	347,342	310,509	36,833	11.9%
Gross profit	129,152	117,377	11,775	10.0%
Gross profit as a % of sales	27.1%	27.4%
Operating expenses:
Selling, general and administrative (“SG&A”)	52,923	46,479	6,444	13.9%
SG&A as a % of sales	11.1%	10.9%
Research, development and engineering (“RD&E”)	14,240	15,614	(1,374)	(8.8)%
RD&E as a % of sales	3.0%	3.6%
Restructuring and other charges	2,651	790	1,861	NM
Total operating expenses	69,814	62,883	6,931	11.0%
Operating income	59,338	54,494	4,844	8.9%
Operating expense as a % of sales	14.7%	14.7%
Operating income as a % of sales	12.5%	12.7%
Interest expense	9,754	14,572	(4,818)	(33.1)%
Loss on equity investments	8	7	1	14.3%
Other (income) loss, net	3,980	(127)	4,107	NM
Income from continuing operations before taxes	45,596	40,042	5,554	13.9%
Provision for income taxes	8,587	8,835	(248)	(2.8)%
Effective tax rate	18.8%	22.1%
Income from continuing operations	$37,009	$31,207	$5,802	18.6%
Income from continuing operations as a % of sales	7.8%	7.3%
Diluted earnings per share from continuing operations	$1.04	$0.88	$0.16	18.2%
NM - Calculated change not meaningful.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six Months Ended
	June 27,	June 28,	Change
	2025	2024	$	%
Product Line Sales:
Cardio & Vascular	$545,726	$453,269	$92,457	20.4%
Cardiac Rhythm Management & Neuromodulation	332,343	324,992	7,351	2.3%
Other Markets	35,817	57,421	(21,604)	(37.6)%
Total Sales	913,886	835,682	78,204	9.4%
Cost of sales	664,416	610,032	54,384	8.9%
Gross profit	249,470	225,650	23,820	10.6%
Gross profit as a % of sales	27.3%	27.0%
Operating expenses:
SG&A	104,083	92,914	11,169	12.0%
SG&A as a % of sales	11.4%	11.1%
RD&E	28,441	30,888	(2,447)	(7.9)%
RD&E as a % of sales	3.1%	3.7%
Restructuring and other charges	8,056	8,653	(597)	(6.9)%
Total operating expenses	140,580	132,455	8,125	6.1%
Operating income	108,890	93,195	15,695	16.8%
Operating expense as a % of sales	15.4%	15.8%
Operating income as a % of sales	11.9%	11.2%
Interest expense	24,559	28,563	(4,004)	(14.0)%
Gain on equity investments	(173)	(1,129)	956	(84.7)%
Other loss, net	51,907	880	51,027	NM
Income from continuing operations before taxes	32,597	64,881	(32,284)	(49.8)%
Provision for income taxes	18,053	13,083	4,970	38.0%
Effective tax rate	55.4%	20.2%
Income from continuing operations	$14,544	$51,798	$(37,254)	(71.9)%
Income from continuing operations as a % of sales	1.6%	6.2%
Diluted earnings per share from continuing operations	$0.41	$1.47	$(1.06)	(72.1)%
NM - Calculated change not meaningful.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales
For the second quarter and first six months of 2025, Cardio & Vascular (“C&V”) sales increased $55.4 million, or 24%, and $92.5 million, or 20%, respectively, versus the comparable 2024 periods. The increases in C&V sales for the second quarter and first six months of 2025 were driven by new product ramps in electrophysiology, acquisitions and strong customer demand in neurovascular. C&V sales for the second quarter and first six months of 2025 included $14.0 million and $27.2 million, respectively, of aggregate sales from the recent Precision and VSi acquisitions. Foreign currency exchange rate fluctuations increased C&V sales for the second quarter and first six months of 2025 by $0.8 million and $0.4 million, in comparison to the 2024 periods, primarily due to U.S. dollar fluctuations relative to the Euro.
For the second quarter and first six months of 2025, Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales increased $3.9 million, or 2%, and $7.4 million, or 2%, respectively, versus the comparable 2024 periods, driven by strong growth in emerging neuromodulation customers with PMA (pre-market approval) products, normalized cardiac rhythm management growth, and the final quarters of the planned decline of an early spinal cord stimulation neuromodulation finished implantable pulse generator (non-emerging) customer, announced in 2020. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales during the second quarter and first six months of 2025 in comparison to 2024.
Other Markets sales for the second quarter and first six months of 2025 decreased $10.8 million, or 38%, and decreased $21.6 million or 38%, respectively, versus the comparable 2024 periods, driven by execution of the Portable Medical Exit. Foreign currency exchange rate fluctuations did not have a material impact on Other Markets sales during the second quarter and first six months of 2025 in comparison to the 2024 periods.
Gross Profit

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Gross profit (in thousands)	$129,152	$117,377	249,470	225,650
Gross margin	27.1%	27.4%	27.3%	27.0%
Gross margin for the second quarter of 2025 decreased 30 basis points compared to the second quarter of last year and increased 30 basis points when comparing the first six months of 2025 to the comparable 2024 period.
Gross margin, or gross profit as a percentage of sales, has been and will continue to be affected by a variety of factors, including the average sales price of our products and services and transaction volume growth. We expect our gross margin to fluctuate over time depending on the factors described above.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year periods were due to the following (in thousands):

	Three Months Ended
	June 27, 2025	June 28, 2024	Change
Compensation and benefits(a)	$27,851	$24,659	$3,192
Depreciation and amortization expense(b)	12,709	11,450	1,259
Professional fees(c)	4,460	3,632	828
Contract services(d)	4,088	3,446	642
Travel and entertainment	806	585	221
Bank fees and charges	913	858	55
All other SG&A	2,096	1,849	247
Total SG&A expense	$52,923	$46,479	$6,444

	Six Months Ended
	June 27, 2025	June 28, 2024	Change
Compensation and benefits(a)	$55,414	$48,932	$6,482
Depreciation and amortization expense(b)	24,485	21,964	2,521
Professional fees(c)	7,800	7,505	295
Contract services(d)	8,067	6,891	1,176
Travel and entertainment	1,981	1,583	398
Bank fees and charges	1,745	1,689	56
All other SG&A	4,591	4,350	241
Total SG&A expense	$104,083	$92,914	$11,169
__________
(a)Compensation and benefits increased primarily due to annual merit increases and an increase in headcount related to the recent Precision and VSi acquisitions.
(b)Depreciation and amortization expense increased due to amortization of customer list intangible assets related to recent acquisitions.
(c)Professional fees increased due to higher legal and consulting fees.
(d)Contract services expense increased primarily due to higher software costs from information technology enhancements.
RD&E
RD&E expense for the second quarter and first six months of 2025 was $14.2 million and $28.4 million, respectively, compared to $15.6 million and $30.9 million, respectively, for the second quarter and first six months of 2024. The decrease in RD&E expense during the second quarter and first six months of 2025 compared to the same periods in 2024 is primarily due to the timing of program milestone achievements for customer funded programs. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

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
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Restructuring charges(a)	$637	$907	$1,301	$2,317
Acquisition and integration costs(b)	2,007	1,056	6,749	7,391
Other general expenses(c)	7	(1,173)	6	(1,055)
Total restructuring and other charges	$2,651	$790	$8,056	$8,653
__________
(a)Restructuring charges for the first six months of 2025 and 2024 primarily consist of costs associated with our strategic reorganization and alignment and manufacturing alignment to support growth initiatives.
(b)Amounts for the first six months of 2025 primarily include acquisition expenses related to the Precision and VSi acquisitions. Amounts for the first six months of 2024 primarily included acquisition expenses related to the InNeuroCo and Pulse acquisitions.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense is as follows (dollars in thousands):

	Three Months Ended
	June 27, 2025		June 28, 2024		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$7,632	2.41%	$13,481	4.92%	$(5,849)	(251)
Amortization of deferred debt issuance costs and original issue discount	1,615	0.55	938	0.39	677	16
Losses from extinguishment of debt	130	0.04	—	—	130	4
Interest expense on borrowings	9,377	3.00%	14,419	5.31%	(5,042)	(231)
Other interest expense	377		153		224
Total interest expense	$9,754		$14,572		$(4,818)

	Six Months Ended
	June 27, 2025		June 28, 2024		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$20,117	3.22%	$26,396	4.87%	$(6,279)	(165)
Amortization of deferred debt issuance costs and original issue discount	2,760	0.49	1,869	0.39	891	10
Losses from extinguishment of debt	867	0.14	—	—	867	14
Interest expense on borrowings	23,744	3.85%	28,265	5.26%	(4,521)	(141)
Other interest expense	815		298		517
Total interest expense	$24,559		$28,563		$(4,004)
During 2025, contractual interest expense has decreased due to a lower combined interest rates, partially offset by higher average debt balance outstanding and higher losses from extinguishment of debt. The lower combined interest rates are due to a favorable change to the mix in average debt balances outstanding and lower interest rates on our fixed rate debt as a result issuance of the 2030 Convertible Notes. The higher average debt balance outstanding is primarily the result of borrowings to fund the Precision and VSi acquisitions.
Other components of interest expense on borrowings include non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Amortization of deferred debt issuance costs and original issue discount increased during the second quarter and first six months 2025 compared to the same periods in 2024 as a result of higher unamortized balances related to new debt. The losses from extinguishment of debt during the second quarter and first six months of 2025 were related to prepayments of portions of the TLA Facility, primarily in connection with issuance of our 2030 Convertible Notes.
As of June 27, 2025 and December 31, 2024, approximately 91% and 50%, respectively, of our principal amount of debt are fixed rate borrowings.
See Note 7, “Debt,” of the Notes to the Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Gain) Loss on Equity Investments
(Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Equity method investment (gain) loss	$8	$7	$(173)	$(1,129)
The amounts for both periods in 2025 and 2024 relate to our share of equity method investee (gains) losses including unrealized appreciation/depreciation of the underlying interests of the investee. As of June 27, 2025 and December 31, 2024, the carrying value of our equity investments was $7.5 million and $7.4 million, respectively.
See Note 14, “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other (Income) Loss, Net
Other (income) loss, net for the second quarter and first six months of 2025 were losses of $4.0 million and $51.9 million, respectively, compared to gains of $0.1 million and net losses of $0.9 million, respectively, for the second quarter and first six months of 2024. Other (income) loss, net generally includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. In addition, Other (income) loss, net includes $46.7 million of debt conversion inducement expense, which was recognized in the first quarter of 2025, related to the partial exchange of our outstanding 2028 Convertible Notes.
Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits or Dominican peso. The impact of exchange rates on transactions denominated in foreign currencies included in Other (income) loss, net for the second quarter and first six months of 2025 were net losses of $3.9 million and $5.0 million, respectively, compared to net gains of $0.2 million and net losses of $0.9 million for the second quarter and first six months of 2024, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Provision for Income Taxes
We recognized income tax expense of $8.6 million for the second quarter of 2025 on $45.6 million of income before taxes (effective tax rate of 18.8%), compared to an income tax expense of $8.8 million on $40.0 million of income before taxes (effective tax rate of 22.1%) for the same period of 2024. The income tax expense for the first six months of 2025 was $18.1 million on $32.6 million of income before taxes (effective tax rate of 55.4%), compared to income tax expense of $13.1 million on income before taxes of $64.9 million (effective tax rate of 20.2%) for the same period of 2024. Income tax expense for the second quarter and first six months of 2025 included discrete tax benefits of $0.7 million and $2.2 million, respectively. The discrete tax benefits for the second quarter and first six months of 2025 are predominately related to excess tax benefits from stock-based compensation, net of deductibility limitations. Income tax expense for the second quarter and first six months of 2024 included discrete tax expense of $0.5 million and a discrete tax benefit of $0.3 million, respectively.
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
There is a potential for volatility of our effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities, changes in tax rates, and foreign currency exchange rate fluctuations. In addition, on July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) enacting a broad range of tax reform provisions, including extending and modifying certain key domestic and international Tax Cuts & Jobs Act provisions. Only certain provisions will have current-year financial reporting implications due to varying effective dates and discretionary elections. We are currently evaluating the OBBBA and do not anticipate a material impact to the condensed consolidated financial statements. We also continue to explore tax planning opportunities that may have a material impact on our effective tax rate.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Liquidity and Capital Resources
Sources of Liquidity

(dollars in thousands)	June 27, 2025	December 31, 2024
Cash and cash equivalents	$23,135	$46,543
Working capital from continuing operations	$521,400	$443,946
Current ratio from continuing operations	3.41	2.95
Cash and cash equivalents at June 27, 2025 decreased by $23.4 million from December 31, 2024, primarily as a result of cash generated by operating activities of $75.1 million offset by purchases of property, plant and equipment of $44.2 million, additional payments of $44.0 million during the second quarter on our TLA Facility and tax withholding payments related to net share settlements of restricted stock unit awards of $16.7 million. The payment of the cash portion of the purchase price payable at closing for acquisitions of each of Precision and VSi were fully funded by borrowings on our Revolving Credit Facility. Net proceeds from the issuance of our 2030 Convertible Notes were utilized to purchase capped call options relating to the 2030 Convertible Notes, exchange of a portion of our 2028 Convertible Notes, and pay down our Revolving Credit Facility and TLA Facility.
Working capital from continuing operations increased by $77.5 million from December 31, 2024, or $100.9 million excluding the decrease in cash and cash equivalents. The increase in working capital, exclusive of cash and cash equivalents, primarily relates to positive fluctuations in accounts receivable, inventory, prepaid expenses and other current assets, and accrued expenses. Inventory increased from higher sales volume and product demand which also contributed to the increase in accounts receivable. Accrued expenses primarily decreased from the payment of our calendar 2024 short-term incentive plan pay-out.
At June 27, 2025, $17.8 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
As of June 27, 2025, our capital structure consisted of $1.202 billion of debt, net of deferred debt issuance costs and unamortized discounts and 35 million shares of common stock outstanding. As of June 27, 2025, we had access to $784.7 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit, and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of June 27, 2025, our contractual debt service obligations for the next twelve months, consisting of interest on our outstanding debt, are estimated to be approximately $29 million. As of June 27, 2025, we have prepaid all contractual principal payments on our outstanding indebtedness required in the next twelve months. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
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
Credit Facilities and 2028 Convertible Notes
As of June 27, 2025, we had Senior Secured Credit Facilities that consist of an $800 million Revolving Credit Facility, with $10 million outstanding principal balance, and a TLA Facility with an outstanding principal balance of $101 million. The Revolving Credit Facility and TLA Facility mature on February 15, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for similar credit facilities.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
The conditions allowing holders of the 2028 Convertible Notes to convert have been met such that holders have the right to exercise their conversion option through the close of business on June 30, 2025. Any determination regarding the convertibility of the 2028 Convertible Notes during future periods will be made in accordance with the terms of the indenture governing the 2028 Convertible Notes. If a conversion request occurs, we have the intent and ability to refinance the amounts that may become due with respect to the 2028 Convertible Notes using the available borrowing capacity under the Revolving Credit Facility. As such, these obligations with respect to the 2028 Convertible Notes continue to be classified as a long-term liability on the Condensed Consolidated Balance Sheet at June 27, 2025. The conditions allowing holders of the 2030 Convertible Notes to convert have not been met as of June 27, 2025.
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following certain qualified acquisitions and (ii) an interest coverage ratio of at least 2.50:1.00. As of June 27, 2025, we were in compliance with these financial covenants. As of June 27, 2025, our Total Net Leverage Ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.7:1.0. For the twelve month period ended June 27, 2025, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 10.4:1.0.
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
Factoring Arrangements
We utilize accounts receivable factoring arrangements with financial institutions to accelerate the timing of cash receipts and enhance our cash position. These arrangements, in all cases, do not contain recourse provisions, which would obligate us in the event of our customers’ failure to pay. During the first six months of 2025 and 2024, we sold, without recourse, $131.1 million and $116.8 million of accounts receivable, respectively. See Note 1, “Basis of Presentation” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information regarding our factoring arrangements.
Summary of Cash Flow
The following cash flow summary information includes cash flows related to discontinued operations.

	Six Months Ended
(in thousands)	June 27, 2025	June 28, 2024
Cash provided by (used in):
Operating activities	$75,138	$70,474
Investing activities	(214,994)	(198,796)
Financing activities	115,989	138,768
Effect of foreign currency exchange rates on cash and cash equivalents	459	17
Net change in cash and cash equivalents	$(23,408)	$10,463
Operating Activities – During the first six months of 2025, we generated cash from operations of $75.1 million, compared to $70.5 million for the first six months of 2024. The increase of $4.7 million was the result of a $25.4 million increase in net income adjusted for non-cash items such as depreciation and amortization, partially offset by a $20.8 million decrease in cash flow provided by changes in operating assets and liabilities.
The increase in net income adjusted for non-cash items such as depreciation and amortization was primarily from higher sales volume and margin. The decrease associated with changes in operating assets and liabilities is primarily related to an increase in working capital from higher sales volume in the first six months of 2025 as compared to the same period in 2024.
Investing Activities – The $16.2 million increase in net cash used in investing activities was primarily attributable to greater cash paid for acquisitions offset by a decrease in purchases of property, plant and equipment. Investing activities for the first six months of 2025 included net cash paid of $170.9 million for the Precision and VSi acquisitions, compared to net cash paid of $138.5 million during the first six months of 2024 for the Pulse acquisition.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Financing Activities – Net cash provided by financing activities for the first six months of 2025 was $116.0 million compared to $138.8 million provided by financing activities for the first six months of 2024. Cash provided by financing activities for the first six months of 2025 was primarily the net proceeds from the issuance of our 2030 Convertible Notes of $977.5 million, which was partially offset by a $71.0 million purchase of capped call options associated with the 2030 Convertible Notes, $383.7 million in aggregate principal amount of exchanged 2028 Convertible Notes, $274.0 million of principal payments on our TLA Facility, $116.0 million net payments on our Revolving Credit Facility, and $13.1 million related to stock-based compensation activity. Net cash provided by financing activities for the first six months of 2024 was primarily related to net borrowings on our Revolving Credit Facility of $157.0 million, primarily to fund the Pulse acquisition, partially offset by $9.9 million related to stock-based compensation activity and $8.3 million of principal payments on financing leases.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as disclosed below, there have been no material changes to the Company’s exposure to market risk during the six months ended June 27, 2025. Refer to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further information about the Company’s exposure to market risk.
As of June 27, 2025, the Company reduced the aggregate principal amount outstanding of its floating-rate debt to $111 million from $501 million at December 31, 2024. A hypothetical one percentage point (100 basis points) change in the applicable rate index on the $111 million of floating rate debt outstanding as of June 27, 2025 would increase our interest expense by approximately $1 million.
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of June 27, 2025. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of June 27, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended June 27, 2025, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 1A.RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Report on Form 10-Q for the quarter ended March 28, 2025.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 27, 2025, the Company issued 32 shares of its unregistered common stock upon settlement of conversions of an aggregate of $11,000 in principal amount of the 2028 Convertible Notes. These shares of the Company’s common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. We did not receive any proceeds upon conversion.
ITEM 5.OTHER INFORMATION
Compensatory Arrangements of Certain Officers
On July 22, 2025, the Company was notified by John Harris, the Company’s Executive Vice President, Global Operations and Manufacturing Strategy, that he intends to retire, effective March 31, 2027 (the “Retirement Date”). Mr. Harris’s decision is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
In connection with his anticipated retirement, on July 22, 2025, Mr. Harris entered into a cash retention award agreement with the Company, pursuant to which Mr. Harris will (i) remain a Company employee and provide similar services to the Company through the Retirement Date to enable a smooth transition of his role and (ii) receive a cash retention award of $235,000 (the “Cash Retention Award Agreement”). The Cash Retention Award Agreement is subject to Mr. Harris remaining employed by the Company through the Retirement Date and executing a release in favor of the Company. He will be ineligible for any equity awards in 2027.
The foregoing description of the Cash Retention Award Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2025, and is incorporated by reference herein.
Rule 10b5-1 Plan Trading Arrangements
During the fiscal quarter ended June 27, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Integer Holdings Corporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended July 1, 2016).
3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Integer Holdings Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 28, 2025).

3.3	By-Laws of Integer Holdings Corporation (Amended and Restated as of May 21, 2025) (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 28, 2025).
10.1#*	Employment Agreement between John Harris and the Company, dated September 1, 2016.
10.2#*	Employment Offer Letter, dated January 19, 2024, for John Harris.
10.3#*	Special Long-Term Award Agreement for John Harris, dated July 11, 2024.
10.4#*	Cash Retention Award Agreement for John Harris, dated July 22, 2025.
10.5#*	Employment Offer Letter, dated April 28, 2023, for Jim Stephens.
10.6#*	Executive Retirement Agreement, dated April 22, 2025, by and between Integer Holdings Corporation and Joseph W. Dziedzic.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.LAB*	XBRL Extension Label Linkbase Document
101.PRE*	XBRL Extension Presentation Linkbase Document
101.DEF*	XBRL Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	July 24, 2025	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Diron Smith
Diron Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)