Form 10-Q
period 2025-09-26
Integer Holdings Corp
filed 2025-10-23
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2025
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of October 17, 2025 was: 35,038,426 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended September 26, 2025

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	September 26, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$58,944	$46,543
Accounts receivable, net of provision for credit losses of $0.5 million and $0.3 million, respectively	310,165	245,269
Inventories	263,538	247,126
Contract assets	107,106	103,772
Prepaid expenses and other current assets	38,369	28,409
Total current assets	778,122	671,119
Property, plant and equipment, net	517,003	465,798
Goodwill	1,098,818	1,017,729
Other intangible assets, net	837,698	778,286
Deferred income taxes	8,545	8,309
Operating lease assets	99,514	86,082
Financing lease assets	32,151	27,689
Other long-term assets	25,459	22,959
Total assets	$3,397,310	$3,077,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$10,000
Accounts payable	110,744	101,498
Operating lease liabilities	9,125	7,352
Accrued expenses and other current liabilities	89,952	108,323
Total current liabilities	209,821	227,173
Long-term debt	1,193,826	980,153
Deferred income taxes	114,696	124,608
Operating lease liabilities	82,693	77,702
Financing lease liabilities	25,510	23,760
Other long-term liabilities	24,927	25,360
Total liabilities	1,651,473	1,458,756
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,475,146 and 33,546,262 shares issued, respectively; 35,038,156 and 33,546,256 shares outstanding, respectively	35	34
Additional paid-in capital	765,566	741,977
Treasury stock, at cost; 436,990 shares and 6 shares, respectively	(26,858)	—
Retained earnings	945,447	891,247
Accumulated other comprehensive income (loss)	61,647	(14,043)
Total stockholders’ equity	1,745,837	1,619,215
Total liabilities and stockholders’ equity	$3,397,310	$3,077,971
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$467,691	$431,417	$1,381,577	$1,267,099
Cost of sales	341,531	314,849	1,005,947	924,881
Gross profit	126,160	116,568	375,630	342,218
Operating expenses:
Selling, general and administrative	50,451	44,820	154,534	137,734
Research, development and engineering	10,949	11,923	39,390	42,811
Restructuring and other charges	8,321	1,814	16,377	10,467
Total operating expenses	69,721	58,557	210,301	191,012
Operating income	56,439	58,011	165,329	151,206
Interest expense	9,367	14,577	33,926	43,140
Gain on equity investments	(50)	(906)	(223)	(2,035)
Other loss, net (see Note 7)	1,130	916	53,037	1,796
Income from continuing operations before taxes	45,992	43,424	78,589	108,305
Provision for income taxes	6,314	7,142	24,367	20,225
Income from continuing operations	39,678	36,282	54,222	88,080
Loss from discontinued operations, net of tax	—	(843)	(22)	(887)
Net income	$39,678	$35,439	$54,200	$87,193

Basic earnings per share:
Income from continuing operations	$1.13	$1.08	$1.56	$2.62
Loss from discontinued operations	—	(0.03)	—	(0.03)
Basic earnings per share	1.13	1.05	1.56	2.60

Diluted earnings per share:
Income from continuing operations	$1.11	$1.01	$1.52	$2.49
Loss from discontinued operations	—	(0.02)	—	(0.03)
Diluted earnings per share	1.11	0.99	1.52	2.46

Weighted average shares outstanding:
Basic	35,081	33,656	34,689	33,579
Diluted	35,608	35,791	35,755	35,441

Comprehensive Income
Net income	$39,678	$35,439	$54,200	$87,193
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,857)	27,335	65,790	9,986
Change in fair value of cash flow hedges, net of tax	(346)	(1,466)	9,900	(3,726)
Other comprehensive income (loss)	(2,203)	25,869	75,690	6,260
Comprehensive income	$37,475	$61,308	$129,890	$93,453
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 26, 2025	September 27, 2024
Cash flows from operating activities:
Net income	$54,200	$87,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,158	82,104
Debt related charges included in interest expense	5,239	2,962
Debt conversion inducement expense	46,681	—
Inventory step-up amortization	—	1,056
Stock-based compensation	17,467	18,729
Non-cash lease expense	7,583	6,928
Non-cash gain on equity investments	(223)	(2,035)
Contingent consideration fair value adjustment	(660)	—
Other non-cash losses	804	4,433
Deferred income taxes	4,082	—
Gain on sale of discontinued operations	(46)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(46,793)	(4,888)
Inventories	(12,241)	(31,515)
Prepaid expenses and other assets	117	(495)
Contract assets	(2,106)	(13,159)
Accounts payable	3,187	4,295
Accrued expenses and other liabilities	(22,359)	(5,355)
Income taxes	(9,357)	(8,279)
Net cash provided by operating activities	140,733	141,974
Cash flows from investing activities:
Acquisition of property, plant and equipment	(63,555)	(86,267)
Acquisitions, net of cash acquired	(170,872)	(138,544)
Settlement of working capital from sale of discontinued operations	(950)	—
Other investing activities	115	(220)
Net cash used in investing activities	(235,262)	(225,031)
Cash flows from financing activities:
Principal payments of long-term debt	(657,697)	(2)
Proceeds from issuance of convertible notes, net of discount	977,500	—
Proceeds from revolving credit facility	301,000	234,500
Payments of revolving credit facility	(427,000)	(117,500)
Purchase of capped calls	(71,000)	—
Payment of debt issuance costs	(1,386)	(2,071)
Proceeds from the exercise of stock options	3,644	742
Tax withholdings related to net share settlements of restricted stock unit awards	(16,812)	(10,773)
Principal payments on finance leases	(4,165)	(9,772)
Other financing activities	1,194	501
Net cash provided by financing activities	105,278	95,625
Effect of foreign currency exchange rates on cash and cash equivalents	1,652	(668)
Net increase in cash and cash equivalents	12,401	11,900
Cash and cash equivalents, beginning of period	46,543	23,674
Cash and cash equivalents, end of period	$58,944	$35,574
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Total stockholders’ equity, beginning balance	$1,703,537	$1,553,910	$1,619,215	$1,519,042

Common stock and additional paid-in capital
Balance, beginning of period	760,776	730,191	742,011	727,468
Stock awards exercised or vested	(106)	(147)	(13,149)	(10,038)
Stock-based compensation	4,931	6,115	17,467	18,729
Capped calls related to the issuance of 2030 Convertible Notes, net of tax	—	—	(53,130)	—
Partial conversion of convertible notes due 2028 and partial unwind of related capped calls, net of tax	—	—	68,413	—
Issuance of common stock for acquisition	—	—	3,989	—
Balance, end of period	765,601	736,159	765,601	736,159
Treasury stock
Balance, beginning of period	(26,858)	—	—	—
Treasury shares purchased	—	—	(26,858)	—
Balance, end of period	(26,858)	—	(26,858)	—
Retained earnings
Balance, beginning of period	905,769	823,105	891,247	771,351
Net income	39,678	35,439	54,200	87,193
Balance, end of period	945,447	858,544	945,447	858,544
Accumulated other comprehensive income (loss)
Balance, beginning of period	63,850	614	(14,043)	20,223
Other comprehensive income (loss)	(2,203)	25,869	75,690	6,260
Balance, end of period	61,647	26,483	61,647	26,483

Total stockholders’ equity, ending balance	$1,745,837	$1,621,186	$1,745,837	$1,621,186
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
The third quarter and first nine months of 2025 ended on September 26 and consisted of 91 days and 269 days, respectively. The third quarter and first nine months of 2024 ended on September 27 and consisted of 91 days and 271 days, respectively.
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
Factoring Arrangements
The Company has receivable factoring arrangements, pursuant to which certain receivables may be sold on a non-recourse basis to financial institutions. Factoring fees are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the nine months ended September 26, 2025 and September 27, 2024, the Company sold accounts receivable of $201.8 million and $162.6 million, respectively. The Company recorded factoring fees of $0.5 million and $1.4 million, respectively, for the three and nine months ended September 26, 2025, compared to $0.3 million and $1.1 million, respectively, for the three and nine months ended September 27, 2024.
Supplier Financing Arrangements
The Company utilizes supplier financing arrangements with financial institutions to sell certain accounts receivable on a non-recourse basis. Fees for supplier financing arrangements are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the nine months ended September 26, 2025 and September 27, 2024, the Company sold and de-recognized accounts receivable of $131.9 million and $119.4 million, respectively. The Company recorded costs associated with the supplier financing arrangements of $0.6 million and $1.6 million, respectively, for the three and nine months ended September 26, 2025, compared to $0.6 million and $1.7 million, respectively, for the three and nine months ended September 27, 2024.

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
Accounting Guidance to be Adopted in Future Periods
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update make targeted improvements to Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software to increase the operability of the recognition guidance considering different methods of software development. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires additional quantitative and qualitative income tax disclosures to allow readers of the condensed consolidated financial statements to assess how the Company’s operations, related tax risks and tax planning affect its tax rate and prospects for future cash flows. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. The Company will adopt this guidance for the annual period ending December 31, 2025. The adoption of this ASU will not affect the Company's financial position or its results of operations but will result in additional disclosures.

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
During the third quarter of 2025, the Company recorded measurement period adjustments related to revisions of the preliminary fair value estimates of certain acquired property, plant and equipment, resulting in an increase of $0.7 million to property, plant and equipment and a corresponding decrease to goodwill. Other measurement period adjustments recorded during the first nine months of 2025 were not material. The changes to the preliminary fair value estimates resulting from the measurement period adjustments recorded during the first nine months of 2025 did not have a material impact to the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)    BUSINESS ACQUISITIONS (Continued)
The following table summarizes the preliminary purchase price allocations (in thousands):

	Precision	VSi	Total
Fair value of net assets acquired
Current assets (excluding inventory)	$11,609	1,982	$13,591
Inventory	4,019	1,018	5,037
Property, plant and equipment	13,674	2,732	16,406
Goodwill	50,823	5,155	55,978
Definite-lived intangible assets	72,700	13,600	86,300
Operating lease assets	13,862	1,505	15,367
Other noncurrent assets	43	—	43
Current liabilities (including current operating lease liabilities)	(4,341)	(773)	(5,114)
Operating lease liabilities (noncurrent)	(8,922)	(1,256)	(10,178)
Fair value of net assets acquired	$153,467	$23,963	$177,430
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
$64,000
Actual and Pro Forma disclosures
The following unaudited pro forma financial information assumes the Precision acquisition had occurred at the beginning of the earliest period presented that does not include Precision's actual results. Pro forma results for VSi have not been presented as the results of VSi are not material in relation to the condensed consolidated financial statements of the Company. Actual results for each acquired business are included in the Company’s consolidated results subsequent to the date of their acquisition (in thousands):

	Three Months Ended September 27, 2024	Nine Months Ended September 27, 2024
Sales	$447,240	$1,309,660
Income from continuing operations	34,191	77,573
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
Sales related to Precision and VSi from the date of acquisition through the three and nine months ended September 26, 2025 were $14.9 million and $42.1 million, respectively, in the aggregate and earnings were not material.
Acquisition costs
Direct acquisition costs are expensed as incurred and included in Restructuring and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income. During the three and nine months ended September 26, 2025, direct costs of the Precision and VSi acquisitions were a benefit of $0.1 million and costs of $3.4 million, respectively. Direct costs of the Pulse acquisition during the three and nine months ended September 27, 2024 were $0.2 million and $5.7 million, respectively.

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
In connection with the closing of the transaction, the Company recognized a pre-tax gain on sale of discontinued operations of $0.9 million, of which $0.8 million was recorded during the year ended December 31, 2024. During the quarter ended September 26, 2025, the Company paid $1.0 million to the purchaser related to a final working capital adjustment.
Selected financial information of the Electrochem business included in discontinued operations is below.
Loss from discontinued operations, net of tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$—	$8,752	$—	$25,182
Cost of sales	—	6,405	68	19,252
Gross profit	—	2,347	(68)	5,930
Selling, general and administrative expenses	—	937	—	2,069
Research, development and engineering costs	—	413	—	1,382
Restructuring and other charges	—	461	—	675
Interest expense	—	719	—	2,105
Gain on sale of discontinued operations	—	—	(46)	—
Loss from discontinued operations before taxes	—	(183)	(22)	(301)
Income tax provision	—	660	—	586
Loss from discontinued operations, net of tax	$—	$(843)	$(22)	$(887)
Cash flow information from discontinued operations for the nine months ended September 27, 2024 was as follows (in thousands):

Cash used in operating activities	$(116)
Cash used in investing activities	(218)

Depreciation and amortization	$975
Capital expenditures	218

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental information, including discontinued operations, relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	September 26, 2025	September 27, 2024
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$20,068	$12,777
Common stock issued for conversion of debt	183,972	—
Common stock received under capped call upon conversion of debt	26,858	—
Write-off of unamortized deferred costs and original issued discount upon conversion of debt included in Additional paid in capital	5,124	—
Common stock issued for acquisition	3,989	—
Supplemental lease disclosures:
Assets acquired under operating leases	12,288	3,491
Assets acquired under finance leases	7,537	7,283
(5.)    INVENTORIES
Inventories comprise the following (in thousands):

	September 26, 2025	December 31, 2024
Raw materials	$107,774	$104,620
Work-in-process	142,703	126,810
Finished goods	13,061	15,696
Total	$263,538	$247,126

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 26, 2025 were as follows (in thousands):

Medical
December 31, 2024	$1,017,729
Precision and VSi acquisitions (Note 2)	56,752
Acquisition-related adjustments (Note 2)	(774)
Foreign currency translation	25,111
September 26, 2025	$1,098,818
Intangible Assets
See Note 2, “Business Acquisitions” for additional details regarding intangible assets acquired during 2025. Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 26, 2025
Definite-lived:
Purchased technology and patents	$326,171	$(222,934)	$103,237
Customer lists	955,108	(322,916)	632,192
Amortizing tradenames and other	20,078	(8,097)	11,981
Total amortizing intangible assets	$1,301,357	$(553,947)	$747,410
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2024
Definite-lived:
Purchased technology and patents	$293,164	$(204,591)	$88,573
Customer lists	870,692	(284,104)	586,588
Amortizing tradenames and other	20,002	(7,165)	12,837
Total amortizing intangible assets	$1,183,858	$(495,860)	$687,998
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Cost of sales	$4,989	$5,080	$14,505	$12,961
Selling, general and administrative expenses	11,260	8,546	32,715	27,625
Total intangible asset amortization expense	$16,249	$13,626	$47,220	$40,586
Estimated future intangible asset amortization expense based on the carrying value as of September 26, 2025 is as follows (in thousands):

	Remainder of 2025	2026	2027	2028	2029	After 2029
Amortization Expense	$17,135	$63,201	$60,210	$58,601	$56,297	$491,966

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     DEBT
Long-term debt comprises the following (in thousands):

	September 26, 2025			December 31, 2024
	Principal Amount	Unamortized Discounts and Issuance Costs	Net Carrying Amount	Principal Amount	Unamortized Discounts and Issuance Costs	Net Carrying Amount
Senior Secured Credit Facilities:
Revolving credit facilities	$—	$—	$—	$126,000	$—	$126,000
Term loan A	101,000	(272)	100,728	375,000	(1,302)	373,698
2028 Convertible Notes	116,297	(1,714)	114,583	499,994	(9,539)	490,455
2030 Convertible Notes	1,000,000	(21,485)	978,515	—	—	—
Total	$1,217,297	$(23,471)	$1,193,826	$1,000,994	$(10,841)	$990,153
Current portion of long-term debt			—			(10,000)
Long-term debt			$1,193,826			$980,153
In September 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), governing the Company’s senior secured credit facilities (the “Senior Secured Credit Facilities”). In February 2023, the Company issued $500.0 million aggregate principal amount of 2.125% Convertible Senior Notes due in 2028 (the “2028 Convertible Notes”). In March 2025, the Company issued $1.0 billion aggregate principal amount of 1.875% Convertible Senior Notes due in 2030 (the “2030 Convertible Notes”). For additional details about the Senior Secured Credit Facilities, the 2028 Convertible Notes and the Capped Call Transactions as defined below, refer to Note 9, “Debt” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Senior Secured Credit Facilities
As of September 26, 2025, the Company maintained Senior Secured Credit Facilities consisting of a five-year $800 million revolving credit facility (the “Revolving Credit Facility”) and a five-year “term A” loan (the “TLA Facility”). A portion of the Revolving Credit Facility is available for swingline loans of up to a sublimit of $40 million and for the issuance of standby letters of credit of up to a sublimit of $40 million.
Revolving Credit Facility
The Revolving Credit Facility matures on February 15, 2028. As of September 26, 2025, the Company had available borrowing capacity on the Revolving Credit Facility of $794.7 million after giving effect to $5.3 million of outstanding standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at a rate based on the secured overnight financing rate for the applicable interest period plus an adjustment of 0.10% per annum, in relation to any loan in U.S. dollars, and the Euro Interbank Offered Rate, in relation to any loan in Euros, plus a margin based on the Company’s Secured Net Leverage Ratio (as defined in the 2021 Credit Agreement). Swingline loans bear interest at a rate based on the prime rate plus a margin based on the Company’s Secured Net Leverage Ratio. In addition, the Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which ranges between 0.15% and 0.25%, depending on the Company’s Secured Net Leverage Ratio. As of September 26, 2025, the commitment fee on the unused portion of the Revolving Credit Facility was 0.15%.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     DEBT (Continued)
TLA Facility
The TLA Facility matures on February 15, 2028. During the first nine months of 2025, the Company used a portion of the proceeds from its offering of the 2030 Convertible Notes to prepay the required quarterly principal installments under the TLA Facility through maturity. The interest rate terms for the TLA Facility are the same as those described above for the Revolving Credit Facility borrowings in U.S. dollars. Additionally, in connection with the partial repayments of the TLA Facility, the Company incurred a $0.9 million loss on extinguishment of debt from the write-off of a portion of the remaining deferred debt issuance costs and original issue discount, which were expensed and included in Interest expense during the first nine months of 2025. As of September 26, 2025, the interest rate on the TLA Facility was 5.51%.
Covenants
The 2021 Credit Agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require the Company not to exceed a specified maximum Total Net Leverage Ratio (as defined in the 2021 Credit Agreement) and an interest coverage ratio as of the end of each fiscal quarter. As of September 26, 2025, the Company was in compliance with these financial covenants.
Contractual principal maturities under the Senior Secured Credit Facilities as of September 26, 2025, are as follows (in thousands):

	Remainder of 2025	2026	2027	2028
Future minimum principal payments	$—	$—	$—	$101,000
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
2030 Convertible Notes
The issuance of the 2030 Convertible Notes resulted in $976.1 million in net proceeds to the Company after deducting initial purchasers’ discounts and issuance costs.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     DEBT (Continued)
Debt discount and issuance costs related to the 2030 Convertible Notes were $23.9 million, including $22.5 million of discount and $1.4 million of new debt issuance costs related to the 2030 Convertible Notes. The debt discount and issuance costs are amortized as interest expense using the effective interest method over the term of the 2030 Convertible Notes. The effective interest rate of the 2030 Convertible Notes was 2.38% as of September 26, 2025.
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
As of September 26, 2025, the conditions allowing holders of the 2030 Convertible Notes to convert had not been met and, therefore, the 2030 Convertible Notes are classified as a long-term liability on the Condensed Consolidated Balance Sheets at September 26, 2025.
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
As of June 30, 2025, the conditions allowing holders of the 2028 Convertible Notes to convert had been met and, therefore, the 2028 Convertible Notes were eligible for conversion at the option of the holders beginning on July 1, 2025 and ending at the close of business on September 30, 2025. Subsequent to September 26, 2025, the conditions allowing holders of the 2028 Convertible Notes to convert were no longer met as of September 30, 2025, and therefore, will not be eligible for optional conversion during the fourth calendar quarter of 2025. Any determination regarding the convertibility of the 2028 Convertible Notes during future periods will be made in accordance with the terms of the indenture governing the 2028 Convertible Notes. As of September 26, 2025, the Company classified the 2028 Convertible Notes as a long-term liability given it had the intent and ability to refinance any amounts that may have come due from optional conversions by using available borrowing capacity under the Revolving Credit Facility.
The 2028 Convertible Notes are accounted for as a single liability measured at amortized cost. The discount and issuance costs related to the 2028 Convertible Notes are being amortized to interest expense over the contractual term of the 2028 Convertible Notes. As of September 26, 2025, the 2028 Convertible Notes had an effective interest rate of 2.76%.
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
Stock-based Compensation Expense
The classification of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
RSUs and PRSUs	$4,931	$6,091	$17,467	$18,582
Discontinued operations	—	24	—	147
Total stock-based compensation expense	$4,931	$6,115	$17,467	$18,729

Cost of sales	$809	$955	$3,315	$3,035
Selling, general and administrative	3,858	4,845	13,266	14,625
Research, development and engineering	260	276	907	872
Restructuring and other charges	4	15	(21)	50
Discontinued operations	—	24	—	147
Total stock-based compensation expense	$4,931	$6,115	$17,467	$18,729
Stock Options
The following table summarizes the Company’s stock option activity for the nine month period ended September 26, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2024	130,083	$39.63
Exercised	(106,971)	39.80
Outstanding and exercisable at September 26, 2025	23,112	$38.84	1.3	$1.4
Time-Based Restricted Stock Units
Most RSUs granted to employees during the nine months ended September 26, 2025 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. RSUs are issued to members of the Board as a portion of their annual retainer and vest quarterly over a period of one year. The grant-date fair value of all RSUs is equal to the closing market price of Integer common stock on the date of grant.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     STOCK-BASED COMPENSATION (Continued)
The following table summarizes RSU activity for the nine month period ended September 26, 2025:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	313,404	$88.36
Granted	144,623	132.93
Vested	(139,692)	88.94
Forfeited	(18,767)	106.26
Nonvested at September 26, 2025	299,568	$108.48
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
The following table summarizes PRSU activity for the nine month period ended September 26, 2025:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	237,898	$88.95
Granted	65,974	149.99
Performance adjustment(a)	76,520	83.36
Vested	(153,040)	83.36
Forfeited	(11,074)	94.99
Nonvested at September 26, 2025	216,278	$109.24
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

	Nine Months Ended
	September 26, 2025	September 27, 2024
Weighted average fair value	$162.62	$117.96
Risk-free interest rate	4.29%	4.13%
Expected volatility	33%	34%
Expected life (in years)	3.0	3.0
Expected dividend yield	—%	—%
The valuation of the market-based PRSUs granted during 2025 and 2024 also reflects a weighted average illiquidity discount of 8.78% and 8.00%, respectively, related to the one-year and six-month period, respectively, that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9.)     RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Restructuring charges	$702	$714	$2,003	$3,031
Acquisition and integration costs	1,372	1,017	8,121	8,408
Other general expenses	6,247	83	6,253	(972)
Total restructuring and other charges	$8,321	$1,814	$16,377	$10,467
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
The following table comprises restructuring and restructuring-related charges (gains) by classification in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Restructuring charges:
Restructuring and other charges	$702	$714	$2,003	$3,031
Restructuring-related expenses(a):
Cost of sales	2,275	869	4,115	1,599
Selling, general and administrative	(228)	331	314	937
Research, development and engineering	—	2	(6)	171
Total restructuring and restructuring-related charges	$2,749	$1,916	$6,426	$5,738
__________
(a) Restructuring-related expenses primarily include retention bonuses, consulting expenses, professional fees and equipment relocation costs.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9.)     RESTRUCTURING AND OTHER CHARGES (Continued)
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence	Strategic reorganization and alignment	Manufacturing alignment to support growth	Total
December 31, 2024	$690	$115	$—	$805
Charges incurred, net of reversals	674	579	750	2,003
Cash payments	(1,206)	(677)	(700)	(2,583)
September 26, 2025	$158	$17	$50	$225
Acquisition and integration costs
Acquisition and integration costs primarily consist of professional fees directly related to business acquisitions and costs to integrate the systems, processes and organizations acquired. During the nine months ended September 26, 2025, acquisition and integration costs primarily related to the Precision and VSi acquisitions. In addition, acquisition and integration costs for the three and nine months ended September 26, 2025, included benefits of $0.4 million and $0.7 million, respectively, to adjust the fair value of acquisition-related contingent consideration liabilities. During the nine months ended September 27, 2024, acquisition and integration costs primarily related to the Pulse and InNeuroCo acquisitions. See Note 14 “Financial Instruments and Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
Other general expenses
During the three and nine months ended September 26, 2025, the Company incurred $6.2 million of expense related to termination benefits from actions to align labor with manufacturing volumes. During the nine months ended September 27, 2024, the Company recorded $1.2 million of loss recoveries relating to property damage which occurred in the fourth quarter of 2023 at one of its manufacturing facilities. Other general expenses for the nine months ended September 26, 2025 and September 27, 2024 also includes gains and losses in connection with the disposal of property, plant and equipment.
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

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Income from continuing operations before taxes	$45,992	$43,424	$78,589	$108,305
Provision for income taxes	6,314	7,142	24,367	20,225
Effective tax rate	13.7%	16.4%	31.0%	18.7%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(10.)    INCOME TAXES (Continued)
The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the third quarter of 2025 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S. federal rate, the Global Intangible Low-Taxed Income (“GILTI”) tax, the Foreign Derived Intangible Income (“FDII”) deduction, the availability of tax credits and the recognition of certain discrete tax items. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the first nine months of 2025 is due principally to the impact of the 2028 Convertible Notes Exchange Transactions, including the nondeductible induced conversion expense and reduction of future original issue discount amortization for U.S. income tax purposes. To a lesser extent, the remaining difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate are consistent with the differences recognized in the third quarter and first nine months of 2024 and consist of the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S. federal rate, the GILTI tax, the FDII deduction, the availability of tax credits and the recognition of certain discrete tax items.
For the third quarter and first nine months of 2025, the Company recorded discrete tax benefits of $2.3 million and $4.5 million, respectively. The net discrete tax benefits for the third quarter and first nine months of 2025 relate predominately to favorable return to provision adjustments attributable to the 2024 U.S. tax return. The remainder of the discrete tax benefits relate predominately to excess tax benefits from stock-based compensation, net of deductibility limitations. For the third quarter and first nine months of 2024, the Company recorded discrete tax benefits of $1.6 million and $1.9 million, respectively. The net discrete tax benefits for the third quarter and first nine months of 2024 predominately related to favorable return to provision adjustments attributable to the 2023 U.S. tax return. The remainder of the discrete tax amounts relate predominately to excess tax benefits, net of deductibility limitations, recognized upon vesting of RSUs, partially offset by tax expense from shortfalls recorded for the forfeiture of certain PRSUs, as well as unfavorable return to provision adjustments attributable to certain foreign tax returns for the 2023 tax year.
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
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of September 26, 2025, the Company had unrecognized tax benefits of approximately $6.4 million, substantially all of which would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized. As of September 26, 2025, the Company believes it is reasonably possible that a reduction of approximately $4.0 million of the balance of unrecognized tax benefits may occur within the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Numerator for basic and diluted EPS:
Income from continuing operations	$39,678	$36,282	$54,222	$88,080
Loss from discontinued operations	—	(843)	(22)	(887)
Net income	$39,678	$35,439	$54,200	$87,193

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	35,081	33,656	34,689	33,579
Dilutive effect of share-based awards	258	492	320	485
Dilutive impact of Convertible Notes	269	1,643	746	1,377
Weighted average shares outstanding - Diluted	35,608	35,791	35,755	35,441

Basic earnings per share:
Income from continuing operations	$1.13	$1.08	$1.56	$2.62
Loss from discontinued operations	—	(0.03)	—	(0.03)
Basic earnings per share	$1.13	$1.05	$1.56	$2.60

Diluted earnings per share:
Income from continuing operations	$1.11	$1.01	$1.52	$2.49
Loss from discontinued operations	$—	$(0.02)	$—	$(0.03)
Diluted earnings per share	$1.11	$0.99	$1.52	$2.46
The following table sets forth potential shares of Common Stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
RSUs	94	1	255	1
PRSUs	56	41	106	41
Common Stock issuable upon conversion of the 2028 Convertible Notes	—	—	550	—
The dilutive effect for the Company's 2028 Convertible Notes and 2030 Convertible Notes (collectively, “Convertible Notes”) is calculated using the if-converted method. The Company is required, pursuant to the indentures governing the Convertible Notes, to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (the in-the-money portion) in cash, shares of the Common Stock, or a combination thereof. Because the principal amount of the Convertible Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the Convertible Notes. During the three and nine months ended September 26, 2025, the potential conversion of the 2030 Convertible Notes was not included in the diluted earnings per share calculation because the average closing price of the Company's common stock for the applicable periods, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $150.96.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of Common Stock issued and outstanding for the nine month periods ended September 26, 2025 and September 27, 2024:

	Issued	Treasury Stock	Outstanding
Beginning balance at December 31, 2024	33,546,262	(6)	33,546,256
Stock options exercised	102,179	—	102,179
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	240,460	—	240,460
Stock issued upon conversion of convertible debt	1,553,852	—	1,553,852
Exercise of capped call upon conversion of convertible debt	—	(436,984)	(436,984)
Stock issued for acquisition	32,393	—	32,393
Ending balance at September 26, 2025	35,475,146	(436,990)	35,038,156

Beginning balance at December 31, 2023	33,329,648	—	33,329,648
Stock options exercised	23,981	—	23,981
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	187,846	—	187,846
Stock issued upon conversion of convertible debt	5	—	5
Exercise of capped call upon conversion of convertible debt	—	(2)	(2)
Ending balance at September 27, 2024	33,541,480	(2)	33,541,478

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) (“AOCI”) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
June 27, 2025	$67	$6,488	$58,662	$65,217	$(1,367)	$63,850
Unrealized gain on cash flow hedges	—	2,238	—	2,238	(470)	1,768
Realized gain on foreign currency hedges	—	(2,677)	—	(2,677)	563	(2,114)
Foreign currency translation loss	—	—	(1,857)	(1,857)	—	(1,857)
September 26, 2025	$67	$6,049	$56,805	$62,921	$(1,274)	$61,647

December 31, 2024	$67	$(6,482)	$(8,985)	$(15,400)	$1,357	$(14,043)
Unrealized gain on cash flow hedges	—	14,916	—	14,916	(3,132)	11,784
Realized gain on foreign currency hedges	—	(2,385)	—	(2,385)	501	(1,884)
Foreign currency translation gain	—	—	65,790	65,790	—	65,790
September 26, 2025	$67	$6,049	$56,805	$62,921	$(1,274)	$61,647
The foreign currency translation gain for the nine month periods ended September 26, 2025, was due to the strengthening in value of the Euro against the U.S. Dollar.

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 26, 2025
Assets: Foreign currency hedging contracts	$6,049	$—	$6,049	$—
Liabilities: Contingent consideration	2,785	—	—	2,785

December 31, 2024
Liabilities: Foreign currency hedging contracts	$6,482	$—	$6,482	$—
Liabilities: Contingent consideration	904	—	—	904

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
Information regarding outstanding foreign currency forward contracts as of September 26, 2025 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$26,276	Jul 2026	1.1252	Euro	$1,224	Prepaid expenses and other current assets
6,722	Jul 2026	0.0236	UYU Peso	437	Prepaid expenses and other current assets
2,782	Jul 2026	0.2338	MYR Ringgit	51	Prepaid expenses and other current assets
56,588	Sep 2026	0.0499	MXN Peso	4,255	Prepaid expenses and other current assets
4,261	Dec 2026	0.0508	MXN Peso	82	Other long-term assets
Information regarding outstanding foreign currency forward contracts as of December 31, 2024 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$60,589	Dec 2025	1.0831	Euro	$1,950	Accrued expenses and other current liabilities
10,690	Dec 2025	0.0248	UYU Peso	248	Accrued expenses and other current liabilities
51,341	Dec 2025	0.0566	MXN Peso	3,893	Accrued expenses and other current liabilities
10,322	Jul 2026	0.0566	MXN Peso	391	Other long-term liabilities
The following tables present the effect of cash flow hedge derivative instruments on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 26, 2025 and September 27, 2024 (in thousands):

	Three Months Ended
	September 26, 2025		September 27, 2024
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$467,691	$1,274	$431,417	$163
Cost of sales	341,531	1,403	314,849	(841)
Operating expenses	69,721	—	58,557	(21)

	Nine Months Ended
	September 26, 2025		September 27, 2024
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$1,381,577	$1,416	$1,267,099	$97
Cost of sales	1,005,947	987	924,881	(35)
Operating expenses	210,301	(18)	191,012	109

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income	Three Months Ended
	September 26, 2025	September 27, 2024		September 26, 2025	September 27, 2024
Foreign exchange contracts	$(156)	$739	Sales	$1,274	$163
Foreign exchange contracts	2,519	(3,104)	Cost of sales	1,403	(841)
Foreign exchange contracts	(125)	(190)	Operating expenses	—	(21)

	Nine Months Ended		Location in Statements of Operations and Comprehensive Income	Nine Months Ended
	September 26, 2025	September 27, 2024		September 26, 2025	September 27, 2024
Foreign exchange contracts	$4,590	$(815)	Sales	$1,416	$97
Foreign exchange contracts	10,152	(3,597)	Cost of sales	987	(35)
Foreign exchange contracts	174	(134)	Operating expenses	(18)	109
The Company expects to reclassify net gains totaling $6.0 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At September 26, 2025 and December 31, 2024, the Company had total notional amounts of $110.7 million and $33.0 million, respectively, of foreign currency contracts outstanding that were not designated as hedges. The fair value of derivatives not designated as hedges was not material for any period presented. Gains/losses on foreign currency contracts not designated as hedging instruments are included in Other loss, net on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company recorded losses of $0.3 million and $2.1 million, respectively, for the three and nine months ended September 26, 2025, compared to net gains of $1.0 million and losses of $0.2 million, respectively, for the three and nine months ended September 27, 2024.
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three and nine months ended September 26, 2025 and September 27, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Fair value measurement at beginning of period	$3,136	$4,454	$904	$876
Amount recorded for current year acquisitions	—	—	2,541	3,578
Fair value measurement adjustment	(351)	—	(660)	—
Fair value measurement at end of period	$2,785	$4,454	$2,785	$4,454
As of September 26, 2025, the current and non-current portions of the contingent consideration liability were $1.4 million and $1.4 million, respectively, and included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2024, the contingent consideration liability was non-current and included in Other long-term liabilities.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The contingent consideration at September 26, 2025 is the estimated fair value of the Company’s remaining obligations under the purchase agreements for Precision, VSi, Pulse, and InNeuroCo, to make additional payments if certain revenue goals are met. The Company assessed the probability of meeting the required revenue thresholds on certain acquisitions as unlikely and, during the three and nine months ended September 26, 2025, recorded fair value measurement adjustments of $0.4 million and $0.7 million, respectively, in Restructuring and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income. The fair value of the contingent consideration liability relating to the acquisition of Precision was $1.4 million at the date of acquisition and at September 26, 2025. The fair value of the contingent consideration liability relating to the acquisition of VSi was $1.1 million at the date of acquisition and $0.8 million at September 26, 2025. See Note 2, “Business Acquisitions,” for additional information about the Precision, VSi and Pulse acquisitions and related contingent consideration.
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
As of September 26, 2025 and December 31, 2024, the estimated fair value of the 2028 Convertible Notes was approximately $150 million and $800 million, respectively. As of September 26, 2025, the estimated fair value of the 2030 Convertible Notes was approximately $969 million.
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
Equity investments comprise the following (in thousands):

	September 26, 2025	December 31, 2024
Equity method investment	$7,382	$7,237
Non-marketable equity securities	180	180
Total equity investments	$7,562	$7,417
The components of Gain on equity investments for each period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Equity method investment gain	$(50)	$(1,153)	$(223)	$(2,282)
Impairment charges	—	247	—	247
Gain on equity investments	$(50)	$(906)	$(223)	$(2,035)
During the nine months ended September 26, 2025, the Company received a cash distribution representing a return of capital on its equity method investment of $0.1 million. During the third quarter of 2024 the Company determined that an investment in one of its non-marketable equity securities was impaired and recorded an impairment charge of $0.3 million. The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of September 26, 2025, the Company owned 7.6% of this fund.

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
The following table presents Property, Plant and Equipment (“PP&E”) by geographic area. In these tables, PP&E is aggregated based on the physical location of the tangible long-lived assets (in thousands):

	September 26, 2025	December 31, 2024
Long-lived tangible assets by geographic area:
United States	$287,338	$260,220
Ireland	158,809	139,889
Mexico	41,868	37,838
Rest of world	28,988	27,851
Total	$517,003	$465,798
The following table presents sales by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Cardio & Vascular	$277,149	$241,009	$822,875	$694,278
Cardiac Rhythm Management & Neuromodulation	169,156	165,094	501,499	490,086
Other Markets	21,386	25,314	57,203	82,735
Total sales	$467,691	$431,417	$1,381,577	$1,267,099
Revenue recognized from products and services transferred to customers over time represented 33% of total revenue for both the three and nine months ended September 26, 2025, compared to 30% and 32%, respectively, for the three and nine months ended September 27, 2024.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of total revenues.

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Customer A	19%	19%	20%	17%
Customer B	15%	15%	15%	16%
Customer C	15%	13%	15%	14%
All other customers	51%	53%	50%	53%
The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of total revenues are shipped.

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
United States	54%	56%	53%	57%
All other countries	46%	44%	47%	43%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)    SEGMENTS AND DISAGGREGATED REVENUE (Continued)
Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	September 26, 2025	December 31, 2024
Contract assets	$107,106	$103,772
Contract liabilities (included in Accrued expenses and other current liabilities)	4,422	4,440
Contract liabilities (included in Other long-term liabilities)	3,707	4,398
During the three and nine months ended September 26, 2025, the Company recognized $0.9 million and $2.7 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2024. During the three and nine months ended September 27, 2024, the Company recognized $1.1 million and $3.9 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2023.

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
We operate our business in one segment and derive our revenues from three product lines: Cardio & Vascular, Cardiac Rhythm Management & Neuromodulation, and Other Markets.
The third quarter and first nine months of 2025 ended on September 26 and consisted of 91 days and 269 days, respectively. The third quarter and first nine months of 2024 ended on September 27 and consisted of 91 days and 271 days, respectively.
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
2030 Convertible Notes Issuance and 2028 Convertible Notes Exchange Transactions
On March 18, 2025, we issued $1.0 billion in aggregate principal amount of 1.875% Convertible Senior Notes due in 2030 (the “2030 Convertible Notes”). The total net proceeds from the issuance of the 2030 Convertible Notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were $976.1 million. We used $71.0 million of the net proceeds from the offering to fund the cost of entering into capped call transactions relating to the 2030 Convertible Notes.
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
Market Exit
During 2022, we announced plans to exit our portable medical market (the “Portable Medical Exit”) to enhance profitability and reallocate manufacturing capacity to support growth. Since that time, we have been working closely with impacted customers to support the transition of these products to other suppliers. Due to quality and regulatory requirements, we expected it would take three to four years to complete this transition. The Portable Medical Exit will be completed with the final sales and market exit occurring during the fourth quarter of 2025. Portable Medical sales are included in our Other Markets product line sales.
Discontinued Operations
On October 31, 2024, we completed the sale of our wholly-owned subsidiary Electrochem Solutions, Inc. (“Electrochem”), which focused on nonmedical applications for the energy, military and environmental sectors. As a result of the Electrochem divestiture, the results of operations of the Electrochem business have been classified as discontinued operations for all periods presented. Loss from discontinued operations for the third quarters and first nine months of 2025 and 2024 were not material.
All results and information presented exclude discontinued operations unless otherwise noted. Refer to Note 3, “Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information on the divestiture of Electrochem and discontinued operations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Overview
Income from continuing operations for the third quarter and first nine months of 2025 was $39.7 million, or $1.11 per diluted share, and $54.2 million, or $1.52 per diluted share, respectively, compared to $36.3 million, or $1.01 per diluted share, and $88.1 million, or $2.49 per diluted share for the third quarter and first nine months of 2024, respectively. These variances are primarily the result of the following:
•Sales for the third quarter and first nine months of 2025 increased $36.3 million and $114.5 million, respectively, when compared to the same periods in 2024, driven by strong demand, new product ramps, growth from emerging customers with PMA (premarket approval) products and contributions from our recent acquisitions.
•Gross profit for the third quarter and first nine months of 2025 increased $9.6 million and $33.4 million, respectively, primarily from higher sales volume, efficiencies gained from the continued improvement in the supply chain, and contributions from our recent acquisitions.
•Operating expenses for the third quarter and first nine months of 2025 increased $11.2 million and $19.3 million, respectively, when compared to the same periods in 2024, primarily due to higher SG&A expenses. Operating expenses as a percentage of sales were 14.9% and 13.6% for the third quarters of 2025 and 2024, respectively, and 15.2% and 15.1% for the first nine months of 2025 and 2024, respectively.
•Interest expense for the third quarter and first nine months of 2025 decreased $5.2 million and $9.2 million, respectively, compared to the same periods in 2024, primarily due to lower interest rates on our outstanding borrowings, partially offset by higher average debt balance outstanding and higher losses from extinguishment of debt.
•During the third quarter and first nine months of 2025 we recognized net gains from our equity investments of $0.1 million and $0.2 million, respectively, compared to net gains of $0.9 million and $2.0 million, respectively, for the third quarter and first nine months of 2024. Gains and losses on equity investments are generally unpredictable in nature.
•Other loss, net for the third quarter and first nine months of 2025 were net losses of $1.1 million and $53.0 million, respectively, compared to net losses of $0.9 million and $1.8 million, respectively, for the third quarter and first nine months of 2024. Other loss, net for 2025 includes $46.7 million of debt conversion inducement expense, which was recognized in the first quarter of 2025, related to the partial exchange of our outstanding 2028 Convertible Notes.
•We recorded provisions for income taxes for the third quarter and first nine months of 2025 of $6.3 million and $24.4 million, respectively, compared with provisions for income taxes of $7.1 million and $20.2 million, respectively, for the third quarter and first nine months of 2024. The changes in income tax expense were primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	September 26,	September 27,	Change
	2025	2024	$	%
Product Line Sales:
Cardio & Vascular	$277,149	$241,009	$36,140	15.0%
Cardiac Rhythm Management & Neuromodulation	169,156	165,094	4,062	2.5%
Other Markets	21,386	25,314	(3,928)	(15.5)%
Total sales	467,691	431,417	36,274	8.4%
Cost of sales	341,531	314,849	26,682	8.5%
Gross profit	126,160	116,568	9,592	8.2%
Gross profit as a % of sales	27.0%	27.0%
Operating expenses:
Selling, general and administrative (“SG&A”)	50,451	44,820	5,631	12.6%
SG&A as a % of sales	10.8%	10.4%
Research, development and engineering (“RD&E”)	10,949	11,923	(974)	(8.2)%
RD&E as a % of sales	2.3%	2.8%
Restructuring and other charges	8,321	1,814	6,507	NM
Total operating expenses	69,721	58,557	11,164	19.1%
Operating income	56,439	58,011	(1,572)	(2.7)%
Operating expense as a % of sales	14.9%	13.6%
Operating income as a % of sales	12.1%	13.4%
Interest expense	9,367	14,577	(5,210)	(35.7)%
Gain on equity investments	(50)	(906)	856	(94.5)%
Other loss, net	1,130	916	214	NM
Income from continuing operations before taxes	45,992	43,424	2,568	5.9%
Provision for income taxes	6,314	7,142	(828)	(11.6)%
Effective tax rate	13.7%	16.4%
Income from continuing operations	$39,678	$36,282	$3,396	9.4%
Income from continuing operations as a % of sales	8.5%	8.4%
Diluted earnings per share from continuing operations	$1.11	$1.01	$0.10	9.9%
NM - Calculated change not meaningful.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine Months Ended
	September 26,	September 27,	Change
	2025	2024	$	%
Product Line Sales:
Cardio & Vascular	$822,875	$694,278	$128,597	18.5%
Cardiac Rhythm Management & Neuromodulation	501,499	490,086	11,413	2.3%
Other Markets	57,203	82,735	(25,532)	(30.9)%
Total Sales	1,381,577	1,267,099	114,478	9.0%
Cost of sales	1,005,947	924,881	81,066	8.8%
Gross profit	375,630	342,218	33,412	9.8%
Gross profit as a % of sales	27.2%	27.0%
Operating expenses:
SG&A	154,534	137,734	16,800	12.2%
SG&A as a % of sales	11.2%	10.9%
RD&E	39,390	42,811	(3,421)	(8.0)%
RD&E as a % of sales	2.9%	3.4%
Restructuring and other charges	16,377	10,467	5,910	56.5%
Total operating expenses	210,301	191,012	19,289	10.1%
Operating income	165,329	151,206	14,123	9.3%
Operating expense as a % of sales	15.2%	15.1%
Operating income as a % of sales	12.0%	11.9%
Interest expense	33,926	43,140	(9,214)	(21.4)%
Gain on equity investments	(223)	(2,035)	1,812	(89.0)%
Other loss, net	53,037	1,796	51,241	NM
Income from continuing operations before taxes	78,589	108,305	(29,716)	(27.4)%
Provision for income taxes	24,367	20,225	4,142	20.5%
Effective tax rate	31.0%	18.7%
Income from continuing operations	$54,222	$88,080	$(33,858)	(38.4)%
Income from continuing operations as a % of sales	3.9%	7.0%
Diluted earnings per share from continuing operations	$1.52	$2.49	$(0.97)	(39.0)%
NM - Calculated change not meaningful.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales
For the third quarter and first nine months of 2025, Cardio & Vascular (“C&V”) sales increased $36.1 million, or 15%, and $128.6 million, or 19%, respectively, versus the comparable 2024 periods. The increases in C&V sales for the third quarter and first nine months of 2025 were driven by new product ramps in electrophysiology, acquisitions, and strong customer demand in neurovascular. C&V sales for the third quarter and first nine months of 2025 included $14.9 million and $42.1 million, respectively, of aggregate sales from the recent Precision and VSi acquisitions. Foreign currency exchange rate fluctuations increased C&V sales for the third quarter and first nine months of 2025 by $0.8 million and $1.2 million, in comparison to the 2024 periods, primarily due to U.S. dollar fluctuations relative to the Euro.
For the third quarter and first nine months of 2025, Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales increased $4.1 million, or 2%, and $11.4 million, or 2%, respectively, versus the comparable 2024 periods, driven by strong growth in emerging neuromodulation customers with PMA (pre-market approval) products, normalized cardiac rhythm management growth, and the final quarters of the planned decline of an early spinal cord stimulation neuromodulation finished implantable pulse generator (non-emerging) customer, announced in 2020. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales during the third quarter and first nine months of 2025 in comparison to 2024.
Other Markets sales for the third quarter and first nine months of 2025 decreased $3.9 million, or 16%, and decreased $25.5 million or 31%, respectively, versus the comparable 2024 periods, driven by execution of the Portable Medical Exit. Foreign currency exchange rate fluctuations did not have a material impact on Other Markets sales during the third quarter and first nine months of 2025 in comparison to the 2024 periods.
Gross Profit

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Gross profit (in thousands)	$126,160	$116,568	375,630	342,218
Gross margin	27.0%	27.0%	27.2%	27.0%
Gross margin, or gross profit as a percentage of sales, has been and will continue to be affected by a variety of factors, including the average sales price of our products and services and transaction volume growth. We expect our gross margin to fluctuate over time depending on the factors described above.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year periods were due to the following (in thousands):

	Three Months Ended
	September 26, 2025	September 27, 2024	Change
Compensation and benefits(a)	$25,108	$23,379	$1,729
Depreciation and amortization expense(b)	12,831	10,061	2,770
Professional fees(c)	4,841	4,189	652
Contract services(d)	4,498	3,573	925
Travel and entertainment	573	486	87
Bank fees and charges	1,141	905	236
All other SG&A	1,459	2,227	(768)
Total SG&A expense	$50,451	$44,820	$5,631

	Nine Months Ended
	September 26, 2025	September 27, 2024	Change
Compensation and benefits(a)	$80,522	$72,311	$8,211
Depreciation and amortization expense(b)	37,316	32,025	5,291
Professional fees(c)	12,641	11,694	947
Contract services(d)	12,565	10,464	2,101
Travel and entertainment	2,554	2,069	485
Bank fees and charges	2,886	2,594	292
All other SG&A	6,050	6,577	(527)
Total SG&A expense	$154,534	$137,734	$16,800
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
RD&E
RD&E expense for the third quarter and first nine months of 2025 was $10.9 million and $39.4 million, respectively, compared to $11.9 million and $42.8 million, respectively, for the third quarter and first nine months of 2024. The decrease in RD&E expense during the third quarter and first nine months of 2025 compared to the same periods in 2024 is primarily due to the timing of program milestone achievements for customer funded programs. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

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
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Restructuring charges(a)	$702	$714	$2,003	$3,031
Acquisition and integration costs(b)	1,372	1,017	8,121	8,408
Other general expenses(c)	6,247	83	6,253	(972)
Total restructuring and other charges	$8,321	$1,814	$16,377	$10,467
__________
(a)Restructuring charges for the first nine months of 2025 and 2024 primarily consist of costs associated with our strategic reorganization and alignment and manufacturing alignment to support growth initiatives.
(b)Amounts for the first nine months of 2025 primarily include acquisition expenses related to the Precision and VSi acquisitions. In addition, acquisition and integration costs for the first nine months of 2025 included a benefit of $0.7 million to adjust the fair value of acquisition-related contingent consideration liabilities. Amounts for the first nine months of 2024 primarily included acquisition expenses related to the InNeuroCo and Pulse acquisitions.
(c)Amounts for 2025 include $6.2 million primarily related to termination benefits from actions to align labor with manufacturing volumes. Amount for the first nine months of 2024 includes loss recoveries of $1.2 million recorded during the second quarter of 2024 relating to property damage which occurred in the fourth quarter of 2023 at one of our manufacturing facilities. Amounts for both years also include gains and losses in connection with the disposal of property, plant and equipment.
Refer to Note 9, “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense is as follows (dollars in thousands):

	Three Months Ended
	September 26, 2025		September 27, 2024		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$7,390	2.39%	$13,276	4.94%	$(5,886)	(255)
Amortization of deferred debt issuance costs and original issue discount	1,612	0.58	1,093	0.45	519	13
Losses from extinguishment of debt	—	—	—	—	—	—
Interest expense on borrowings	9,002	2.97%	14,369	5.39%	(5,367)	(242)
Other interest expense	365		208		157
Total interest expense	$9,367		$14,577		$(5,210)

	Nine Months Ended
	September 26, 2025		September 27, 2024		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$27,507	2.95%	$39,672	4.89%	$(12,165)	(194)
Amortization of deferred debt issuance costs and original issue discount	4,372	0.52	2,962	0.41	1,410	11
Losses from extinguishment of debt	867	0.09	—	—	867	9
Interest expense on borrowings	32,746	3.56%	42,634	5.30%	(9,888)	(174)
Other interest expense	1,180		506		674
Total interest expense	$33,926		$43,140		$(9,214)
During 2025, contractual interest expense has decreased due to a lower weighted average interest rate, partially offset by a higher average debt balance outstanding and, on a year-to-date basis, higher losses from extinguishment of debt. The favorable weighted average interest rate is due to the replacement of some of our higher variable rate debt with lower fixed rate debt through issuance of the 2030 Convertible Notes. The higher average debt balance outstanding is primarily the result of borrowings to fund the Precision and VSi acquisitions.
Other components of interest expense on borrowings include non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Amortization of deferred debt issuance costs and original issue discount increased during the third quarter and first nine months 2025 compared to the same periods in 2024 as a result of higher unamortized balances related to new debt. The losses from extinguishment of debt during the first nine months of 2025 were related to prepayments of portions of the TLA Facility, primarily in connection with issuance of our 2030 Convertible Notes.
As of September 26, 2025 and December 31, 2024, approximately 92% and 50%, respectively, of our principal amount of debt are fixed rate borrowings.
See Note 7, “Debt,” of the Notes to the Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Gain on Equity Investments
Gain on equity investments for each period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Equity method investment gain	$(50)	$(1,153)	$(223)	$(2,282)
Impairment charges on non-marketable equity securities	—	247	—	247
Gain on equity investments	$(50)	$(906)	$(223)	$(2,035)
Equity method investment gain for both periods in 2025 and 2024 relates to our share of equity method investee gains including unrealized appreciation/depreciation of the underlying interests of the investee. As of September 26, 2025 and December 31, 2024, the carrying value of our equity investments was $7.6 million and $7.4 million, respectively.
During the third quarter of 2024, we determined that one of our investments in non-marketable equity securities was impaired and recorded an impairment charge of $0.3 million. As of September 26, 2025 and December 31, 2024, the carrying value of our non-marketable equity securities was $0.2 million.
See Note 14, “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.
Other Loss, Net
Other loss, net for the third quarter and first nine months of 2025 were net losses of $1.1 million and $53.0 million, respectively, compared to net losses of $0.9 million and $1.8 million, respectively, for the third quarter and first nine months of 2024. Other loss, net generally includes gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. In addition, Other loss, net includes $46.7 million of debt conversion inducement expense, which was recognized in the first quarter of 2025, related to the partial exchange of our outstanding 2028 Convertible Notes.
Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits, or Dominican peso. The impact of exchange rates on transactions denominated in foreign currencies included in Other loss, net for the third quarter and first nine months of 2025 were net losses of $1.0 million and $6.0 million, respectively, compared to net losses of $0.8 million and $1.7 million for the third quarter and first nine months of 2024, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in exchange rates could have a significant impact, positive or negative, on our financial results in the future.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Provision for Income Taxes
We recognized income tax expense of $6.3 million for the third quarter of 2025 on $46.0 million of income before taxes (effective tax rate of 13.7%), compared to an income tax expense of $7.1 million on $43.4 million of income before taxes (effective tax rate of 16.4%) for the same period of 2024. The income tax expense for the first nine months of 2025 was $24.4 million on $78.6 million of income before taxes (effective tax rate of 31.0%), compared to income tax expense of $20.2 million on income before taxes of $108.3 million (effective tax rate of 18.7%) for the same period of 2024. Income tax expense for the third quarter and first nine months of 2025 included discrete tax benefits of $2.3 million and $4.5 million, respectively. The net discrete tax benefits for the third quarter and first nine months of 2025 relate predominately to favorable return to provision adjustments attributable to the 2024 U.S. tax return. The remainder of the discrete tax benefits relate predominately to excess tax benefits from stock-based compensation, net of deductibility limitations. Income tax expense for the third quarter and first nine months of 2024 included discrete tax benefits of $1.6 million and $1.9 million, respectively.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Liquidity and Capital Resources
Sources of Liquidity

(dollars in thousands)	September 26, 2025	December 31, 2024
Cash and cash equivalents	$58,944	$46,543
Working capital from continuing operations	$568,301	$443,946
Current ratio from continuing operations	3.71	2.95
Cash and cash equivalents at September 26, 2025 increased by $12.4 million from December 31, 2024, primarily as a result of cash generated by operating activities of $140.7 million, partially offset by purchases of property, plant and equipment of $63.6 million, additional net principal payments of $51.1 million on our Senior Secured Credit Facility and tax withholding payments related to net share settlements of restricted stock unit awards of $16.8 million. The payment of the cash portion of the purchase price payable at closing for acquisitions of each of Precision and VSi were fully funded by borrowings on our Revolving Credit Facility. Net proceeds from the issuance of our 2030 Convertible Notes were utilized to purchase capped call options relating to the 2030 Convertible Notes, exchange of a portion of our 2028 Convertible Notes, and pay down our Revolving Credit Facility and TLA Facility.
Working capital from continuing operations increased by $124.4 million from December 31, 2024, or $112.0 million excluding the increase in cash and cash equivalents. The increase in working capital, exclusive of cash and cash equivalents, primarily relates to positive fluctuations in accounts receivable, inventory, and accrued expenses. Inventory increased from higher sales volume and product demand which also contributed to the increase in accounts receivable. Accrued expenses primarily decreased from the payment of our calendar 2024 short-term incentive plan pay-out.
At September 26, 2025, $24.8 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
As of September 26, 2025, our capital structure consisted of $1.194 billion of debt, net of deferred debt issuance costs and unamortized discounts and 35 million shares of common stock outstanding. As of September 26, 2025, we had access to $794.7 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit, and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of September 26, 2025, our contractual debt service obligations for the next twelve months, consisting of interest on our outstanding debt, are estimated to be approximately $28 million. As of September 26, 2025, we have prepaid all contractual principal payments on our outstanding indebtedness required in the next twelve months. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
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
Credit Facilities and 2028 Convertible Notes
As of September 26, 2025, we had Senior Secured Credit Facilities that consist of an $800 million Revolving Credit Facility, with no outstanding principal balance, and a TLA Facility with an outstanding principal balance of $101 million. The Revolving Credit Facility and TLA Facility mature on February 15, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for similar credit facilities.
During the first quarter of 2025, we issued $1.0 billion aggregate principal amount of 2030 Convertible Notes, which mature on March 15, 2030 and bear interest at a fixed rate of 1.875% per annum. The total net proceeds from the issuance of the 2030 Convertible Notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $976 million. We used the net proceeds from the issuance of the 2030 Convertible Notes to pay down our Revolving Credit Facility and TLA Facility, exchange a portion of our 2028 Convertible Notes, and to pay the cost of the capped calls related to the issuance of our 2030 Convertible Notes.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
The conditions allowing holders of the 2028 Convertible Notes to convert had been met such that holders had the right to exercise their conversion option through the close of business on September 30, 2025. Subsequent to the end of our third fiscal quarter, the conditions allowing holders of the 2028 Convertible Notes and 2030 Convertible Notes (collectively, the “Convertible Notes”) to convert were not met as of September 30, 2025, and therefore, the Convertible Notes will not be eligible for early conversion during the fourth quarter ended December 31, 2025. Any determination regarding the convertibility of the Convertible Notes during future periods will be made in accordance with the terms of the indenture governing the Convertible Notes. These obligations are classified as a long-term liability on the Condensed Consolidated Balance Sheet at September 26, 2025.
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following certain qualified acquisitions and (ii) an interest coverage ratio of at least 2.50:1.00. As of September 26, 2025, we were in compliance with these financial covenants. As of September 26, 2025, our Total Net Leverage Ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.6:1.0. For the twelve month period ended September 26, 2025, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 11.2:1.0.
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
Factoring Arrangements
We utilize accounts receivable factoring arrangements with financial institutions to accelerate the timing of cash receipts and enhance our cash position. These arrangements, in all cases, do not contain recourse provisions, which would obligate us in the event of our customers’ failure to pay. During the first nine months of 2025 and 2024, we sold, without recourse, $201.8 million and $162.6 million of accounts receivable, respectively. See Note 1, “Basis of Presentation” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information regarding our factoring arrangements.
Summary of Cash Flow
The following cash flow summary information includes cash flows related to discontinued operations.

	Nine Months Ended
(in thousands)	September 26, 2025	September 27, 2024
Cash provided by (used in):
Operating activities	$140,733	$141,974
Investing activities	(235,262)	(225,031)
Financing activities	105,278	95,625
Effect of foreign currency exchange rates on cash and cash equivalents	1,652	(668)
Net change in cash and cash equivalents	$12,401	$11,900
Operating Activities – During the first nine months of 2025, we generated cash from operations of $140.7 million, compared to $142.0 million for the first nine months of 2024, as a $28.9 million increase in net income adjusted for non-cash items such as depreciation and amortization was offset by a $30.2 million decrease in cash flow provided by changes in operating assets and liabilities.
The increase in net income adjusted for non-cash items such as depreciation and amortization was primarily from higher sales volume and margin. The decrease associated with changes in operating assets and liabilities is primarily related to an increase in working capital from higher sales volume in the first nine months of 2025 as compared to the same period in 2024.
Investing Activities – The $10.2 million increase in net cash used in investing activities was primarily attributable to greater cash paid for acquisitions offset by a decrease in purchases of property, plant and equipment. Investing activities for the first nine months of 2025 included net cash paid of $171.8 million for the Precision and VSi acquisitions, compared to net cash paid of $138.5 million during the first nine months of 2024 for the Pulse acquisition.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Financing Activities – Net cash provided by financing activities for the first nine months of 2025 was $105.3 million compared to $95.6 million provided by financing activities for the first nine months of 2024. Cash provided by financing activities for the first nine months of 2025 was primarily the net proceeds from the issuance of our 2030 Convertible Notes of $977.5 million, which was partially offset by a $71.0 million purchase of capped call options associated with the 2030 Convertible Notes, $383.7 million in aggregate principal amount of exchanged 2028 Convertible Notes, $274.0 million of principal payments on our TLA Facility, $126.0 million net payments on our Revolving Credit Facility, and $13.2 million related to stock-based compensation activity. Net cash provided by financing activities for the first nine months of 2024 was primarily related to net borrowings on our Revolving Credit Facility of $117.0 million, primarily to fund the Pulse acquisition, partially offset by $10.0 million related to stock-based compensation activity and $9.8 million of principal payments on financing leases.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as disclosed below, there have been no material changes to the Company’s exposure to market risk during the nine months ended September 26, 2025. Refer to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further information about the Company’s exposure to market risk.
As of September 26, 2025, the Company reduced the aggregate principal amount outstanding of its floating-rate debt to $101 million from $501 million at December 31, 2024. A hypothetical one percentage point (100 basis points) increase in the applicable rate index on the $101 million of floating rate debt outstanding as of September 26, 2025 would increase our interest expense by approximately $1 million.
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of September 26, 2025. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of September 26, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended September 26, 2025, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 1A.RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Report on Form 10-Q for the quarter ended March 28, 2025.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 26, 2025, the Company issued 14 shares of its unregistered common stock upon settlement of conversions of an aggregate of $4,000 in principal amount of the 2028 Convertible Notes. These shares of the Company’s common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. We did not receive any proceeds upon conversion.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Plan Trading Arrangements
During the fiscal quarter ended September 26, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

Dated:	October 23, 2025	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Diron Smith
Diron Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)