Form 10-Q/A
period 2025-09-26
Integer Holdings Corp
filed 2025-10-24
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q/A, Amendment No. 1 (this “Amendment”), amends the Quarterly Report on Form 10-Q of Integer Holdings Corporation (the “Company”) for the quarterly period ended September 26, 2025, that was originally filed on October 23, 2025 (the “Original Form 10-Q”). This Amendment is being filed solely to add additional context to Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Original Form 10-Q at page 35. This Amendment incorporates certain narrative disclosures the Company previously communicated in its earnings call on October 23, 2025, related to sales outlook, including updates related to the adoption of new products in the market, that the Company expects will primarily impact its next three fiscal quarters. There are no changes to any of the financial information presented in the Original Form 10-Q.
No other changes have been made to the Original Form 10-Q by this Amendment. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q, except to reflect the amendment described above.

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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Sales Outlook
We recently updated our sales outlook for 2025, primarily to reflect lower than anticipated demand for select emerging customers’ products. In addition, based on recent customer updates, we expect sales of three new products to decline in 2026, two electrophysiology products and one neuromodulation product from an emerging customer with PMA (pre-market approval) products. We believe the magnitude of these changes on multiple products at the same time is highly unusual. The market adoption of these products has been lower than anticipated.
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

Dated:	October 24, 2025	INTEGER HOLDINGS CORPORATION

		By:	/s/ Diron Smith
Diron Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)