Form 10-K
period 2025-12-31
Integer Holdings Corp
filed 2026-02-23
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2025
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.        ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates as of June 27, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the last sale price of $122.56, as reported on the New York Stock Exchange on that date was approximately $4.261 billion. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent stockholders of the registrant have been excluded. This exclusion should not be deemed a determination or an admission that these individuals are, in fact, affiliates of the registrant.
Shares of common stock outstanding as of February 18, 2026: 34,407,347
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are specifically incorporated by reference into the indicated parts of this report:

Document	Part
Proxy Statement for the 2026 Annual Meeting of Stockholders (which shall be filed with the U.S. Securities and Exchange Commission within 120 days after the end of
the fiscal year to which this report relates)
Part III, Item 10 “Directors, Executive Officers and Corporate Governance”

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accountant Fees and Services”

INTEGER HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

PART I

ITEM 1.    BUSINESS

OVERVIEW
Integer Holdings Corporation, headquartered in Plano, Texas, is one of the world’s largest medical device contract development and manufacturing organizations (“CDMOs”), serving the Cardio and Vascular, Neuromodulation, and Cardiac Rhythm Management markets. As a strategic partner of choice, we advance the goals of our medical device customers through industry-leading engineering and manufacturing, with a relentless commitment to quality, service, and innovation. Our brands include Greatbatch Medical® and Lake Region Medical®. Our primary customers include large, multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries. When used in this report, the terms “Integer,” “we,” “us,” “our” and the “Company” mean Integer Holdings Corporation and its subsidiaries.
Over the past several years, Integer has evolved our portfolio strategy to focus on higher growth medtech markets where we possess differentiated capabilities. Integer continues to execute a tuck-in acquisition strategy that has added capabilities, leading brands and complementary technologies, increased customer penetration, and enhanced scale in our targeted growth markets. These markets are attractive to Integer because they have strong, long-term growth characteristics, and allow us to leverage our existing expertise in process technology and systems engineering to provide comprehensive solutions to our customers. Integer is now a pure-play medical technology company focused on Cardio and Vascular, Neuromodulation, and Cardiac Rhythm Management markets.
Our Acquisitions
The following is a summary of our acquisitions since the beginning of 2025.
On December 4, 2025, we acquired certain assets of Biocoat Incorporated (“Biocoat”). Prior to the acquisition, Biocoat was a privately-held manufacturer specializing in high value surface coating technology platforms, including UV and thermal cure hydrophilic coatings.
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
Refer to Note 2, “Business Acquisitions” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information about the transactions above.

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
The following are the principal products and services offered by our Cardio & Vascular product line:
Interventional Cardiology. Our interventional cardiology portfolio is focused primarily on the design, development and manufacture of catheter and wire-based technologies intended to diagnose and treat cardiac disease. Key products and capabilities span a full suite of devices including coronary stents, balloon catheters, atherectomy devices, imaging and sensing devices, chronic total occlusion solutions, percutaneous transluminal coronary angioplasty and access guidewires, introducer sheaths, and vascular closure devices. Core areas of technical expertise include laser-cut hypotubes, catheter shafts (extrusion, filmcast, and reflow), integrated hub assemblies, pad printing, tip shaping, hydrophobic and hydrophilic coatings, complex machining, and sensor integration.
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
Integer’s broad technology and capability portfolio within the peripheral vascular markets enables us to address the full spectrum of devices needed in the diagnoses and treatment of peripheral vascular disease. In the peripheral artery disease markets, our technologies are focused on the manufacture and development of interventional guidewires, support catheters, introducers and guiding sheaths, balloon catheters, self-expanding stents, stent coating, and stent grafts as well as embolic protection devices. Our neurovascular technology portfolio encompasses micro guidewires, micro and access catheters, aspiration catheters, stent retrievers, embolization coils, hydrophilic coatings, as well as flow diverters. In the interventional oncology market, we offer customers guidewires and microcatheters designed to enable the effective delivery of embolic agents.
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
Vascular Access, Infusion Therapy and Hemodialysis. Our solutions in these markets are focused on vessel access, treatment and device placement for medication and fluid delivery in patients with severe conditions requiring repeated vessel access. We design and manufacture a wide range of vascular access guidewires, stylets, catheters, valved / non-valved peelable and micro introducers. Our portfolio of market-ready vascular access guidewires and introducers kits enables a range of venous and arterial access applications, including transradial access. Additionally, we support customers with custom introducer sheaths and kit solutions leveraging our deep expertise in thin-wall sheath design, hydrophilic coatings and guidewire manufacturing (including polymer-jacketed, mandrel, and nitinol core guidewire constructions).

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
During 2021, we initiated plans to exit our portable medical market to enhance profitability and reallocate manufacturing capacity to support growth. Since that time, we have been working closely with impacted customers to support the transition of these products to other suppliers. Due to quality and regulatory requirements, we expected it would take three to four years to complete this transition. We currently expect Portable Medical sales to wind down with the final sales and market exit occurring in 2026.

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
Our customers are primarily large multi-national medical device OEMs and their subsidiaries. During 2025, three of our customers, Abbott Laboratories, Boston Scientific and Medtronic were each in excess of 10% of total sales and collectively accounted for 49% of our total sales. We believe that the diversification of our sales among the various subsidiaries and market segments with those three customers reduces our exposure to negative developments with any one customer. The loss of a significant amount of business from any large customer or a further consolidation of such customers could have a material adverse effect on our financial condition and results of operations, as further explained in Item 1A, “Risk Factors,” of this report.
Sales and Marketing
With limited exceptions, we sell our products directly to our customers, including large, multi-national OEMs and their affiliated subsidiaries. In 2025, approximately 53% of our products sold were shipped to locations in the United States (“U.S.”). Sales within and outside the U.S. are primarily to customers whose corporate offices are located and headquartered in the U.S. Information regarding our sales by geographic area is set forth in Note 19, “Segment and Geographic Information,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report.
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
Firm backlog orders at December 31, 2025 were approximately $675 million. The majority of the orders outstanding at December 31, 2025 are expected to be shipped within one year.
Competition
The CDMO industry has traditionally been highly fragmented amongst several hundred companies, many of which we believe have limited manufacturing capabilities and limited sales and marketing expertise. We believe that very few companies offer the scope of manufacturing capabilities and services that we provide to medical device companies; however, we may compete in the future against other companies that provide broad manufacturing capabilities and related services. We compete against different companies depending on the type of product or service offered or the geographic area served. We also face competition from existing and prospective customers that employ in-house capabilities to produce some of the products we provide.

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
Strategic Overview
Integer’s mission is to advance the goals of our medical device customers through industry-leading engineering and manufacturing, with a relentless commitment to quality, service, and innovation. Our three key focus areas comprise two elements each and are designed to drive sustained outperformance.
Customer Success recognizes that Integer’s success depends upon our ability to enable our customers to achieve their goals and objectives.
•Customer Experience: we are committed to delivering exceptional service in every interaction with our customers throughout the product life cycle.
•Impactful Innovation: we focus on delivering meaningful, differentiated and innovative solutions that create value for our customers and help improve patients’ lives.
Operational Excellence reflects our focus on continuous improvements at all levels of our organization to ensure we meet our customers’ needs effectively and efficiently, while creating value for our stakeholders.
•Integer Operating System (“IOS”): we are taking a systemic approach to optimizing our business by streamlining and standardizing our key processes.
•Integer Production System (“IPS”): as a key component of the IOS, IPS is designed to standardize manufacturing systems and processes by leveraging best practices to deliver world-class operational performance in the areas of safety, quality, delivery, and overall efficiency.
Leadership Impact reflects our ongoing investment in developing strong leaders to continuously raise the bar on performance and deliver sustained results for our customers and stakeholders.
•Leadership Capability: we are focused on developing strong leaders from within the Company, while continuing to attract talent externally, to position our Company for sustained outperformance.
•Engaged Associates: our associates are our most important strength, and we continue to ensure they are motivated, empowered, and aligned with our Company’s vision, mission, and goals.
We believe we are well-positioned within the medical device market and that there is a robust pipeline of opportunities to pursue. We have expanded our medical device capabilities and are excited about opportunities to partner with customers to drive innovation. We believe we have the scale and global presence, supported by world-class engineering, manufacturing, and quality capabilities, to capture these opportunities, drive sales growth, and expand margins over the long-term.
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
Patents and Proprietary Technology
Our policy is to protect our intellectual property rights related to our technologies and products, and we rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our rights. Where appropriate, we apply for U.S. and foreign patents. We also are a party to license agreements with third parties under which we have obtained, on varying terms, exclusive or non-exclusive rights to patents held by them. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license is material in relation to any segment of our business or to our business as a whole. As of December 31, 2025, we owned 731 patents, including both U.S. and foreign, and have license rights to a number of other patents.
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
Manufacturing, Regulatory and Quality Assurance
We leverage our strength as an innovative designer and manufacturer of finished devices and components to the medical device industry. Our manufacturing and engineering services include: design, testing, component manufacture, and device manufacture. We also provide regulatory and clinical services including product registration, clinical evaluations, and post-market surveillance in accordance with the regulatory requirements of the U.S. and European Union (“EU”) as well as other geographies. We have integrated our proprietary technologies in our own products and those of our customers. Our flexible, high productivity manufacturing capabilities span sites across the U.S., Mexico, Uruguay, Ireland, Malaysia, Costa Rica and the Dominican Republic.
Due to the highly regulated nature of the products we produce, we have implemented strong quality systems across all sites which are supplemented by a corporate quality system that harmonizes the major functions across sites. The quality systems at our sites are compliant with and certified to various recognized international standards, requirements, and regulations. Each site’s quality system is certified under the International Organization for Standardization (“ISO”) quality system standard, ISO 13485 (Medical device and component sites). This certification requires, among other things, an implemented quality system that applies (as applicable) to the design and manufacture of components, assemblies and finished medical devices, including component quality and supplier control. Maintenance of these certifications requires periodic re-examination from accredited notified bodies at each facility.
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
The FDA’s Quality Management System Regulation sets forth quality requirements for our sites that includes product design and manufacturing processes, requires the maintenance of certain records, and provides for on-site inspection of our facilities and periodic review by the FDA. The ability to commercially market our non-exempt products in the U.S. is granted by the FDA under procedures referred to as 510(k) pre-market notification or pre-market approval (“PMA”).  These processes require us to obtain FDA approval or authorization before marketing the device.
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

The member countries of the EU have a single set of requirements that apply to all member countries and medical products. The EU is in the process of replacing its regulatory requirements from the European Medical Device Directives (“MDD”) and Active Implantable Medical Device Directive (“AIMDD”) with the European Medical Device Regulation (“EU-MDR”). The EU MDR became effective in May 2021, resulting in additional premarket and post-market requirements which must be in place by the timeline associated with the class of the device (Class III devices: by the end of 2027; Class III custom-made implantable devices: by May 26, 2026; Some Class IIb implantable devices: by the end of 2027; The remaining Class II devices: by the end of 2028; Unique Device Identification to be included on Class I devices by May 26, 2025). These directives require, and the EU-MDR requires, companies that wish to manufacture and distribute medical devices in the EU to obtain a CE Mark for those products. The CE Mark indicates the product has met minimum standards of performance, essential requirements, safety conformity assessment and quality. Companies must work with an EU recognized Notified Body to gain approval for the product and manufacturing site before obtaining free movement of products throughout the member countries. In Europe, our devices are considered Class IIa, or Class III, under MDD or AIMDD and Class IIa or Class III under the EU-MDR.
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

Human Capital
Our Board of Directors and the executive team put significant focus on our human capital resources, as we strive to build leadership capability and create an inclusive work environment that inspires excellence and drives results. This framework recognizes the value of individuals as critical to Integer’s operational strategy. As of December 31, 2025, Integer employed approximately 11,000 associates in addition to a contingent workforce of approximately 400 to assist with various projects and service functions and address peaks in staff requirements. As of December 31, 2025, our workforce is distributed as follows:
•43% in the U.S.;
•25% in Mexico;
•15% in Ireland;
•9% in the Dominican Republic;
•4% in Uruguay;
•3% in Malaysia; and
•less than 1% combined in China, Costa Rica and Switzerland.
Associate Management and Development
Leaders at Integer are responsible for managing and developing their associates. To facilitate leaders’ efforts, we rely on a “Talent Cycle” framework, which is a holistic, integrated approach for meeting the human capital needs of Integer. The Talent Cycle (i) defines the major categories of leadership responsibilities in alignment with the employment lifecycle and (ii) prioritizes programs and resources to ensure these responsibilities are executed consistently. Stages of the Talent Cycle include:
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
Leadership Development
Our success as a company is tied to the effectiveness of our leaders in setting direction, aligning resources and engaging our workforce in accomplishing our strategic goals. To that end we have built a foundation of leadership development resources and programs to enhance our leaders’ capabilities. This includes leadership competencies, feedback tools, and various online and virtual programs aligned to our talent programs and leadership competencies. New leaders also complete training as part of their onboarding experience to learn about leadership expectations at Integer.
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

Inclusion and Non-Discrimination
Through our values and Code of Conduct, we strive to create a culture that unifies and embraces the uniqueness that each associate brings to Integer, which we believe positions us for long-term success. We are committed to creating a better, more inclusive company in which all of us accept, respect and value one another’s individual differences, encouraging different perspectives and ideas that improve team synergy and communication. We seek to cultivate an inclusive mindset in our leaders and associates and foster an inclusive work environment, so the Company can seek to realize the full value of its workforce. The Company has established and maintains seven employee resource groups, each of which is open to all associates.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning our executive officers is presented below as of February 23, 2026. The officers’ terms of office run from year to year until the first meeting of the Board of Directors occurring immediately following our Annual Meeting of Stockholders, and until their successors are elected and qualified, except in the case of earlier death, retirement, resignation or removal.
Payman Khales, age 56, is President and Chief Executive Officer of the Company and a member of our Board of Directors. He assumed those roles on October 24, 2025. Previously, Mr. Khales served as the Company’s Chief Operating Officer, where he oversaw the Company’s Cardio & Vascular and Cardiac Rhythm Management and Neuromodulation product categories, as well as global Operations and Manufacturing Strategy. He joined the Company in 2018 as President, Cardio & Vascular. Prior to joining Integer, Mr. Khales was the President of the Environmental Technologies Segment at CECO Environmental Company from May 2014 through July 2017. Previously, he was employed by Ingersoll Rand Company where he held a variety of different roles in the United States and Canada, including Vice President Product Management for the global Power Tools division from January 2012 through April 2014, and Vice President Strategic Accounts & Channels from February 2010 through December 2011.
Lindsay Blackwood, age 49, is Senior Vice President, General Counsel, Chief Ethics and Compliance Officer and Corporate Secretary and has served in that role since joining the Company in March 2025. Ms. Blackwood previously served as the Executive Vice President and General Counsel and Corporate Secretary of The Brink’s Company (“Brink’s) from November 2021 to March 2025. She joined Brink’s in 2012 as Assistant General Counsel and, in 2020, was named Vice President, Associate General Counsel. She served as Brink’s Corporate Secretary from 2013 to 2025. Prior to joining Brink’s, she served as Associate Chief Counsel and Corporate Secretary for Cigna Corporation, a multinational healthcare and insurance company.
Tony Carr, age 47, has served as Executive Vice President, Quality and Regulatory Affairs since May 2025. He previously served as Senior Vice President of Global Quality, Regulatory, and Compliance at Getinge, beginning in April 2023. Prior to that, he spent over 20 years at Boston Scientific Corporation (“Boston Scientific”), where he held roles of increasing responsibility, including Vice President, Quality for Boston Scientific’s Endoscopy and Urology businesses.
John Harris, age 66, is Executive Vice President, Global Operations and Manufacturing Strategy. Mr. Harris was promoted to his current position in January 2024 from Senior Vice President, Operations for the Cardio & Vascular product line, which position he had held since 2022. During his 25-year career with Integer, John has held numerous executive roles, including also serving as Vice President of Operations for Cardio & Vascular product line from 2018 to 2022.
Andrew Senn, age 44, is President, Cardio and Vascular. Mr. Senn was appointed to the position in January 2025. Previously, Mr. Senn began serving as Senior Vice President, Strategy and Business Development in January 2022 and assumed the Investor Relations responsibilities in February 2023. From October 2015 to January 2022, Mr. Senn served as Vice President in various roles responsible for research & development, marketing and commercial sales. From January 2013 until the Company’s acquisition of Lake Region Medical in October 2015, he was responsible for research & development and program management for Lake Region Medical. Prior to joining Lake Region Medical, Mr. Senn served as Director of Program Management responsible for electrophysiology systems at St. Jude Medical from June 2009 until January 2013. From June 2003 to June 2009, Mr. Senn served in various engineering and program management roles at Lake Region Medical.
Diron Smith, age 53, is Executive Vice President and Chief Financial Officer. He assumed that role in October 2023 following his appointment as interim Chief Financial Officer in May 2023. Mr. Smith joined the Company in August of 2021 as Vice President, Financial Planning & Analysis. Prior to joining the Company, he served in various finance roles at Tiffany & Co., including Vice President, Finance Officer, Americas from January 2021 to August 2021, Vice President, Finance Officer, Global Supply & Distribution from October 2017 to January 2021, and Senior Director Finance, Global Jewelry Supply from March 2016 to October 2017. Prior to joining Tiffany & Co., Mr. Smith worked in finance at General Electric for 15 years and in assurance services at KPMG for five years.
Jim Stephens, age 52, is President, Cardiac Rhythm Management & Neuromodulation. He joined the Company in May 2023. Prior to joining Integer, Mr. Stephens served as President and Chief Executive Officer of HDT Global, a global manufacturer of highly engineered infrastructure solutions from 2020 until its sale in July 2021. Mr. Stephens also served for approximately 18 years in various leadership positions at Parker Hannifin Corporation, including from 2017 to 2020 as General Manager of its Stratoflex Products Division and from 2015 to 2017 as General Manager of its Aircraft Wheel & Brake Division. Earlier in his career, he held positions at domnick hunter (UK) and Ceridian Corporation.
Kirk Thor, age 62, is Executive Vice President and Chief Human Resources Officer. From 2013 until joining the Company in January 2018, Mr. Thor was Vice President for Global Talent Management & Organization Effectiveness at Flowserve Corporation. From 2007 to 2012, he served as Vice President for Talent Management & Organization Development at JC Penney.

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
•the success of our acquisition strategy;
•our ability to develop new innovative products;
•our ability to execute our business model and our business strategy;
•the timing for final sales of our Portable Medical products;
•the pipeline of opportunities we intend to pursue in our markets, as well as the timing of launch and value of new products;
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

While it is not possible to create a comprehensive list of all factors that may cause actual results to differ from results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include, but in no way are limited to, the following:
•operational risks, such as our dependence upon a limited number of customers; reductions in demand from any significant customer or group of customers; pricing pressures and contractual pricing restraints we face from customers; our reliance on third-party suppliers for raw materials, key products and subcomponents; the cost of raw materials, products and subcomponent that are incorporated into our products; trade regulations; changes in order forecasts; our ability to predict and meet the demand for our products; interruptions in our manufacturing operations; our ability to attract, train and retain a sufficient number of qualified associates to maintain and grow our business; the potential for harm to our reputation and competitive advantage caused by quality problems related to our products; our dependence upon our information technology systems and our ability to prevent cyber-attacks and other failures; global climate change and the emphasis on ESG (as defined below) matters by various stakeholders; our dependence upon our senior management team and key technical personnel; and consolidation in the healthcare industry both at a competitor and customer level, resulting in increased competition and pricing pressure;
•strategic risks, such as the intense competition we face and our ability to successfully market our current or new products; our ability to recover the R&D investments made in the development of new products; our customers in-sourcing or dual sourcing production; our ability to respond to changes in technology; our ability to develop new products and expand into new geographic and product markets; and our ability to successfully identify, make and integrate acquisitions to expand and develop our business in accordance with expectations;
•market, financial and indebtedness risks, such as our ability to accurately forecast future performance based on operating results that often fluctuate; the volatility of our stock price; the ability of our stock purchase program, including our accelerated share repurchase program, to enhance stockholder value; stockholder activism; our significant amount of outstanding indebtedness and our ability to remain in compliance with financial and other covenants under the credit agreement governing our senior secured credit facilities (“Senior Secured Credit Facilities”); economic and credit market uncertainties that could interrupt our access to capital markets, borrowings or financial transactions; the conditional conversion feature of the 2028 Convertible Notes (as defined below) and the 2030 Convertible Notes (as defined below) adversely impacting our liquidity; the conversion of our 2028 Convertible Notes and 2030 Convertible Notes; diluting ownership interests of existing holders of our common stock; the counterparty risk associated with our capped call transaction; the counter financial and market risks related to our international operations and sales; our complex international tax profile; and our ability to realize the full value of our intangible assets;
•legal and compliance risks, such as legal proceedings against us; regulatory issues resulting from product complaints, recalls or regulatory audits; the potential of becoming subject to product liability or intellectual property claims; our ability to protect our intellectual property and proprietary rights; our ability to comply with customer-driven policies and third-party standards or certification requirements; our ability to obtain and/or retain necessary licenses from third parties for new technologies; our ability and the cost to comply with environmental regulations; legal and regulatory risks from our international operations; the fact that the healthcare industry is highly regulated and subject to various regulatory changes; and our business being indirectly subject to healthcare industry cost containment measures and third-party coverage and reimbursement policies that could result in reduced sales of our products; and
•other risks and uncertainties that arise from time to time and are described in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

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
Operational Risks
We depend heavily on a limited number of customers, and if we lose any of them or they significantly reduce their business with us, we would lose a substantial portion of our revenues.
In 2025, our top three customers collectively accounted for approximately 49% of our revenues. Reductions in demand from these customers has negatively impacted our results of operations during prior fiscal years and may impact our future results of operations if significant reductions in demand from any significant customer or groups of customers occur. We have long-term supply agreements with a majority, but not all, of our large customers; however, these customers may not agree to renew or extend our supply agreements with them. Furthermore, many of our supply agreements do not contain minimum purchase level requirements. In addition, we are dependent on the continued growth, viability and financial stability of these customers. The markets in which these customers operate are subject to rapid technological change, market adoption risk, strong competition and short product life cycles. As a result, when these customers are adversely affected by these and other factors, we have in the past been and may in the future be adversely affected. The loss of any large customer, a material reduction of business with that customer, or a delay or failure by that customer to make payments due to us, would harm our business, financial condition and results of operations.
We are subject to pricing pressures from customers and contractual pricing constraints, which could harm our operating results and financial condition.
Given the dynamics of the industry in which we operate, we have reduced prices for some of our customers in recent years, and we expect customer pressure for continued price reductions in future periods. These additional price reductions, if they were to occur, may cause our operating results and financial condition to suffer.
We rely on third-party suppliers for raw materials, key products, subcomponents, and services. Unavailability of, or increased prices for, these materials, products, subcomponents, or services could adversely affect our results of operations and financial condition.
Our business depends on a continuous supply of raw materials. The principal raw materials used in our business include platinum, stainless steel, gold, copper, titanium, nitinol, lithium, palladium, iridium, tantalum, nickel cobalt, ruthenium, vanadium oxide, carbon monoflouride and plastics, among others. The supply and price of raw materials has been and may continue to be susceptible to fluctuations due to transportation issues, government regulations, price controls, industry bans, wars in Ukraine and the Middle East, increased tensions in Asia relating to China and Taiwan, changing geopolitical conditions, including any political instability resulting from war, terrorism, insurrections and foreign civil unrest, tariffs, worldwide economic conditions or other unforeseen circumstances. Increasing global demand for raw materials has caused prices of certain materials to increase. Significant increases in the cost of raw materials that cannot be recovered through increases in the prices of our products could adversely affect our results of operations. There can be no assurance that our customers will support or approve higher prices or that price increases and productivity gains or procurement deflation projects or savings will fully offset any raw material cost increases in the future. In addition, there are a limited number of worldwide suppliers of several raw materials needed to manufacture our products. For reasons of quality, cost effectiveness or availability, we obtain some raw materials from a single supplier. Although we work closely with our suppliers to seek to ensure continuity of supply, we may not be able to continue to procure raw materials critical to our business in sufficient quantities or at all or to procure them at acceptable price levels. A disruption or delay in deliveries from our suppliers, price increases or decreased availability of raw materials could have an adverse effect on our ability to meet our commitments to our customers and increase our operating costs. Finally, continued uncertainty around inflationary pressures and macroeconomic conditions have increased the risk of creating new, or exacerbated existing, economic challenges we face with regard to our supply chain. Inflation has the potential to increase our overall cost structure, and sustained inflation has resulted in, and may continue to result in, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. While we have implemented cost containment measures and taken other actions to offset these inflationary pressures in our global supply chain, we may not be able to completely offset all the increases in our operational costs, which could adversely affect our results of operations and financial condition.
We rely on third-party manufacturers and service providers to supply many of the products and subcomponents that are incorporated into our products and components. These third-party manufacturers and service providers have their own complex supply chains and related risks, whether due to the shipping risks described below, the raw material and availability risks described above, or other causes. Manufacturing problems may occur with these and other outside sources, as a supplier may fail to develop or manufacture products and subcomponents for us on a timely basis or at all, or may supply us with products and subcomponents that do not meet our quality, quantity and cost requirements. Our third-party suppliers are also subject to shipping risks, including container shortages, blocked shipping lanes, and port backlogs. If any of these problems occur, we may be unable to obtain substitute sources for these products and subcomponents on a timely basis or on terms acceptable to us or at all, which could harm our ability to manufacture our own products and components profitably or on time. In addition, to the extent the processes our third-party suppliers use to manufacture products and subcomponents are proprietary, we may be unable to obtain comparable products and subcomponents from alternative suppliers.
Our business is also subject to potential increased costs and expenses and other risks resulting from existing and potential future U.S. and foreign legislation, regulations, trade agreements, tariffs, trade wars, import restrictions, boycotts, embargoes, government investigations, trade policies and compliance matters relating to the products we manufacture outside of the U.S and import into the U.S. and other materials we import for the production of products, including the tariffs on steel and copper that the U.S. has imposed and other tariffs that the current U.S. presidential administration has imposed or threatened to impose, particularly relating to imports into the U.S. from Canada, Mexico and Ireland, and China. Additionally, government actions on quotas, duties, tariffs or taxes or restrictions on imports, all or any of which could adversely affect our operations, increase the costs of products that we manufacture outside the U.S. or adversely impact our profits or margins. Adverse changes in import costs and restrictions, including tariffs, or the failure by us or our suppliers to comply with trade regulations or similar laws, could harm our business. If additional tariffs or trade restrictions are implemented by the U.S. or other countries in connection with a global trade war, the cost of our products manufactured in Mexico or other countries and imported into the U.S. or other countries could increase further, which, in turn, could adversely affect the demand for these products, make our products less competitive and have an adverse effect on our business and results of operations. We cannot predict whether new or additional trade actions such as customs quotas, duties, tariffs, taxes or restrictions will be imposed by the U.S. government or the governments of other countries, and such actions may have a material adverse effect on our business, financial conditions and cash flow.
If we are not able to match our manufacturing capacity with demand for our products, our financial results may suffer.
Many of our products have a long production cycle, and we must anticipate demand for our products to ensure adequate manufacturing and testing capacity and make certain decisions based on our estimates, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, working capital management, facility and capacity requirements, facility footprint planning, personnel needs and other resource requirements. Rapid increases in customer demand may stress personnel and other capacity resources. If we are unable to anticipate demand, and our manufacturing or testing capacity does not keep pace with product demand, we will be unable to fulfill orders in a timely manner, which could result in a loss of business from such customer and may negatively impact our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may harm our financial results, including by decreasing gross margins and increasing research and development costs as a percentage of revenue.
Interruptions of our manufacturing operations could delay production and adversely affect our operations.
Our products are designed and manufactured in facilities located around the world. In most cases, the manufacturing of specific product lines is concentrated in one or a few locations. If an event (including any weather, natural disaster or adverse climate change-related events, war or terrorism, civil unrest, disruption in utilities and other services affecting our facilities or a future pandemic, epidemic, outbreak of a contagious disease or other public health crisis) occurred that resulted in material damage, loss or incapacitation of one or more of these manufacturing facilities or if we lacked sufficient labor to fully operate any of our facilities, we may not be able to transfer the manufacture of the relevant products to another facility or location in a cost-effective or timely manner, if at all, which could materially and adversely affect our business. This potential inability to transfer production could occur for a number of reasons, including but not limited to a lack of necessary relevant manufacturing capability or capacity at another facility, or the regulatory requirements of the FDA or other governmental regulatory agencies. Other disruptions in our manufacturing operations for any reason, including equipment malfunction, failure to follow specific protocols and procedures, civil unrest or environmental factors could lead to an inability to supply our customers with our products, unanticipated costs, lost revenues and damage to our reputation. For example, we have recently seen civil unrest in certain U.S. cities where we have manufacturing facilities, such as Minneapolis, where we manufacture a large number of products. In addition, our business involves complex manufacturing processes and the use of various hazardous materials, chemicals and other regulated substances, such as trichloroethylene, which can be dangerous to our associates. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur. Any accident, such as a chemical spill or fire, could result in significant manufacturing delays or claims for damages resulting from injuries, which would harm our business, results of operations and financial condition. The potential liability resulting from any such accident or death, to the extent not covered by insurance, could harm our financial condition or operating results. Any disruption of operations at any of our facilities, and in particular our larger facilities, could result in production delays, which could adversely affect our operations and harm our business.
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
We are a global company with a complex business model. In the ordinary course of business, our operations are, and in the future are expected to continue to be, dependent on digital technologies and information technology (“IT”) systems. Due to the complex nature of our business, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data. We use these technologies and systems for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. The security of this information and these systems are important to our operations and business strategy. Our IT systems and infrastructure have been, and in the future are expected to continue to be, subject to the risk of cyber-attacks by hackers or malware, or breach due to associate error, malfeasance or other disruptions, including natural disasters, failures in hardware or software and power fluctuations. As the techniques used to obtain unauthorized access, disable or degrade service or sabotage infrastructure and systems change frequently, have become increasingly sophisticated and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. If our systems for protecting against cybersecurity risks or other IT disruptions prove insufficient, our business could be disrupted, resulting in numerous consequences, including temporary or permanent loss of, damage to, third party access to, or misappropriation or public disclosure of our or a third party’s intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; litigation, including individual claims, consumer class actions and commercial litigation; regulatory intervention and sanctions or fines; prolonged negative publicity; and increased costs required to prevent, respond to, or mitigate such cybersecurity attacks or IT disruptions. In addition, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed or stolen. Emerging technologies such as generative artificial intelligence (“AI”) may be used by malicious actors to identify vulnerabilities, create more targeted and sophisticated phishing narratives or otherwise strengthen social engineering capabilities, which may increase our threat landscape. In addition, the adoption or use of AI tools by us, our customers, suppliers and other business partners and third-party vendors may inadvertently introduce new vulnerabilities, propagate inaccurate outputs, or expose proprietary, confidential or personal data to unintended parties, which could increase cybersecurity and operational risks. Vulnerabilities may be introduced from the use of AI by us, our customers, suppliers and other business partners and third-party vendors. These risks could harm our reputation and brand, and our relationships with customers, suppliers, employees and other third parties, and may result in claims or proceedings against us. In certain circumstances, we may rely on third-party vendors to process, store and transmit data for our business whose operations are subject to similar risks. While we conduct security risk assessments prior to engaging third party suppliers and other vendors and business partners to validate that they maintain appropriate safeguards to protect our and their information systems in connection with the services they provide, as described below in greater detail under Item 1C, “Cybersecurity,” it is possible that they suffer a cybersecurity attack, including one amplified by the use of AI-based tools, that negatively impacts us. These risks could have a material adverse effect on our business, financial condition and results of operations. If we are unable to protect our business against or efficiently respond to cybersecurity attacks, it could have a material adverse impact on our business, results of operations and financial condition.
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
Customer, investor and employee expectations relating to ESG are continuing to evolve. In addition, certain governmental and non-governmental organizations are enhancing or advancing requirements specific to ESG matters. Stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. Stakeholders may begin to request or require disclosures on ESG topics such as greenhouse gas emissions, human capital matters and specific ESG-risk management practices, including as a result of existing and potential legislation, such as the Corporate Sustainability Reporting Directive in the European Union and the California climate rules. A failure to adequately meet stakeholder expectations and/or applicable legal and regulatory requirements may result in material noncompliance, the loss of business, reputational impacts, reduced investor demand to purchase or continue to hold our common stock, diluted market valuation and an inability to attract customers. In addition, our adoption of certain standards or mandated compliance with certain requirements could necessitate additional investments that could increase our operating costs and have a negative impact on our profitability.
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
Heightened geopolitical tensions and resulting trade restrictions, including escalating or retaliatory tariffs between regions, could increase the cost of our products or otherwise make products manufactured in certain locations less competitive in key markets, which could reduce customer demand and impair our ability to successfully market our current or future products.
We have in the past spent and in the future may need to spend more time and resources than we expect to develop, market and introduce new products. We may at times determine that it is not technically or economically feasible for us to continue to manufacture certain products and we may not be successful in developing or marketing replacement products. Additionally, new products and technologies that we develop may not be rapidly accepted because of industry-specific factors, including the need for regulatory clearance, entrenched patterns of clinical practice, uncertainty over third-party reimbursement and our competitors developing products that provide better features, clinical outcomes or economic value than those that we currently offer or subsequently develop, and we may not be able to recover all or a meaningful part of our investment in the new products and technologies. If any of these events occurs, our business will be harmed and our revenues and operating results will be adversely affected.
We may face intense competition that could harm our business, including competitors, insourcing and the possibility of dual sourcing; and we may be unable to compete successfully against new entrants and established companies with greater resources.
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
In addition, some of our competitors outside of the U.S. may have resources and support from their governments that we do not, such as preferences for local manufacturers, and may not be subject to the same tariffs, trade policies, trade compliance regulations and government investigations as us.
Our competitors are not all subject to the same standards, regulatory and/or other legal requirements to which we are subject and, therefore, they could have a competitive advantage in developing, manufacturing, and marketing products and services. Any inability to develop, gain regulatory approval for, and supply commercial quantities of competitive products to existing and potential customers as quickly and effectively as our competitors could limit acceptance of our products and negatively and materially affect our operating results.
If we do not respond to changes in technology, our products may become obsolete or less competitive and we may experience a loss of customers and lower revenues.
We sell our products to customers in several industries that are characterized by extensive research and development, rapid technological changes, new product introductions and evolving industry standards. To be successful, we must anticipate our customers’ needs and demands, as well as potential shifts in preferences. Without the timely introduction of new products, technologies and enhancements, our products and services will likely become technologically obsolete or less competitive over time and we may lose or see a reduction in business from a significant number of our customers. We dedicate a significant amount of effort and resources to the development of our products, technologies and enhancements. Rapid advancements in AI may also require us to adapt our products and capabilities more quickly than in the past, and our failure to effectively adopt or integrate AI technologies could make our products less competitive. Our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, develop or acquire new technologies and enhancements (including but not limited to AI), secure intellectual property protection for our products, and manufacture products in a cost-effective manner. In addition, we would be harmed if our products and technologies do not meet customer requirements and expectations. Our inability, for technological or other reasons, to successfully develop and introduce new and innovative products, technologies and enhancements could result in a loss of customers and lower revenues. Moreover, once introduced, new products may materially and adversely impact sales of our existing products or make them less desirable or even obsolete, which could materially and adversely impact our revenues and operating results.
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
Specific risks in connection with expanding into new geographic and product markets include: longer product development cycles, the inability to transfer our quality standards and technology into new products, the failure to receive or the delay in receipt of regulatory approval for new products or modifications to existing products and the failure of our existing customers or the market generally to accept the new or modified products. Our inability to develop new products or expand into new geographic and product markets, as currently intended, could hurt our business, financial condition and results of operations.
If we are not successful in making acquisitions to expand and develop our business, our operating results may suffer.
One facet of our growth strategy is to make acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional or enhanced products to our existing customers and to expand our business into related markets. Our continued growth through acquisitions depends on our ability to successfully identify and acquire companies that complement or enhance our existing business on acceptable terms. We may not be able to identify or complete future acquisitions. In addition, we will need to comply with the terms of our current or any future debt agreements to pursue and complete future acquisitions. In connection with pursuing this growth strategy, some of the risks that we may encounter include expenses associated with and difficulties in identifying potential targets, the costs associated with unsuccessful acquisitions, the acquisition or assumption of unexpected or unanticipated liabilities or costs resulting from the acquisition of a target company or the operation of an acquired business, and higher prices for acquired companies because of significant competition for attractive acquisition targets.
Successful integration and anticipated benefits of acquisitions cannot be assured and integration matters could divert attention of management away from operations.
Part of our business strategy includes acquiring additional businesses and assets, which we have done in each of the last seven years. If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages, gains from synergies and cost savings. Our ability to realize the anticipated benefits from acquisitions will depend, to a large extent, on our ability to integrate these acquired businesses with our legacy businesses. Integrating and coordinating aspects of the operations and personnel of the acquired business with legacy businesses involves complex operational, technological and personnel-related challenges. This process is time-consuming and expensive, disrupts the businesses of both companies and may not result in the achievement of the full benefits expected by us, including cost synergies expected to arise from supply chain efficiencies and overlapping general and administrative functions.

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
Market, Financial and Indebtedness Risks
Our operating results may fluctuate, which may make it difficult to forecast our future performance and may result in volatility in our common stock price and declines in the price of common stock could subject us to litigation.
The price of our common stock has been and is likely to continue to be volatile. For example, between January 1, 2025 and February 18, 2026, our common stock’s daily closing price on NYSE has ranged from a low of $63.32 to a high of $144.36. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation. We are currently experiencing securities class action litigation and may experience more such litigation following recent or future periods of volatility or declines in our stock price. For more information, see Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report. Any securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our business.
The price of our common stock may fluctuate significantly for numerous reasons, including the fluctuation of our operating results, which have fluctuated in the past and are likely to continue to fluctuate from quarter to quarter, making forecasting future performance difficult and resulting in volatility in our common stock price. These fluctuations are due to a variety of factors, including the following:
•timing of orders placed by our customers and revisions of our customers’ forecasts;
•our customers’ approach to inventory management;
•changes in the mix of our revenue represented by our various products and customers could result in reductions in our profits if the mix of our revenue represented by lower margin products increases;
•a portion of our costs are fixed in nature, which results in our operations being sensitive to fluctuations in production volumes;
•increased costs and decreased availability of raw materials or supplies, including due to tariffs; and
•our ability to effectively execute on operational initiatives to drive manufacturing efficiencies.
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
On November 4, 2025, we announced that our Board of Directors had approved a share repurchase program with no expiration date, under which we are authorized to repurchase shares of common stock for up to $200 million on the open market, in privately-negotiated purchases, including accelerated share repurchases, or otherwise. As of December 31, 2025, approximately $150 million remained available under the program.

Although the Board of Directors has authorized the share repurchase program, the share repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. Our ability to repurchase shares of stock may be limited by restrictive covenants in our debt agreements and in the indentures governing the 2028 Convertible Notes and 2030 Convertible Notes. The repurchase program may be limited, suspended or discontinued at any time without prior notice. Repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so.
On February 19, 2026, we entered into an accelerated share repurchase agreement (“ASR Agreement”) to repurchase approximately $50 million of our common stock under our previously authorized share repurchase program. The ultimate number of shares repurchased will be based on the volume-weighted average price of our common stock during the repurchase period under the ASR Agreement, less a discount and subject to adjustments in accordance with the terms and conditions of the ASR Agreement. After giving effect to the ASR Agreement, we will have approximately $100 million of capacity remaining under our share repurchase program.
Activist shareholders could negatively impact our business and cause disruptions.
We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. While our Board of Directors and management team welcome their views and opinions with the goal of enhancing value for all shareholders, we may be subject to actions or proposals from activist shareholders that may not align with our business strategies or the best interests of all of our shareholders.
In the event of such shareholder activism — particularly with respect to matters which our board of directors, in exercising their fiduciary duties, disagree with or have determined not to pursue — our business could be adversely affected because responding to such actions by activist shareholders can be costly and time-consuming, disruptive to our operations and divert the attention of management, our Board of Directors and our employees, and our ability to execute our strategic plan could also be impaired as a result. Such an activist campaign could require us to incur substantial legal, public relations and other advisory fees and proxy solicitation expenses. Further, we may become subject to, or we may initiate, litigation as a result of proposals by activist shareholders or matters relating thereto, which could be a further distraction to our board of directors and management and could require us to incur significant additional costs. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist shareholders may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees, collaborators or other partners, disrupt relationships with us, and the market price of our ordinary shares could also experience periods of increased volatility as a result.
We have significant indebtedness that could adversely affect our operations, financial condition, and cash flows if we fail to meet certain financial covenants required by our debt agreements or if our access to capital markets is interrupted.
At December 31, 2025, we had $1.2 billion in principal amount of debt outstanding under the Senior Secured Credit Facilities and the 2.125% convertible senior notes due 2028 (the “2028 Convertible Notes”) and the 1.875% convertible senior notes due 2030 (the “2030 Convertible Notes”). As of December 31, 2025, our debt service obligations, comprised of interest on our outstanding indebtedness and commitment fees on the unused portion of our Revolving Credit Facility, are estimated to be approximately $27 million for 2026. The outstanding indebtedness and the terms and covenants of the agreements under which this debt was incurred, could, among other things:
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
•place us at a competitive disadvantage compared to our competitors that have less outstanding indebtedness; and
•adversely affect the market price of our common stock, including by dilution resulting from the conversion of all or some of our 2028 Convertible Notes or our 2030 Convertible Notes.
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
The holders of our 2028 Convertible Notes have had the ability to, and may in the future continue to have the ability to, convert their notes at their option prior to the scheduled maturities and the holders of our 2030 Convertible Notes may in the future have the ability to convert their notes at their option prior to the scheduled maturities. One of the conditional conversion features of the 2028 Convertible Notes has been triggered from time and time, most recently as of June 30, 2025, due to the trading price of our common stock exceeding 130% of the 2028 Convertible Notes conversion price on at least 20 out of the 30 consecutive trading days prior to such date. Whether the 2028 Convertible Notes or the 2030 Convertible Notes will be convertible in any future period will depend on the satisfaction, with respect to the 2028 Convertible Notes, of this condition or, with respect to the 2030 Convertible Notes, another conversion condition at such time. If one or more noteholders elect to convert their 2028 Convertible Notes, or, once eligible for conversion, the 2030 Convertible Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, holders of our 2028 Convertible Notes and our 2030 Convertible Notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the indenture governing the 2028 Convertible Notes or the indenture governing the 2030 Convertible Notes), at a repurchase price equal to the principal amount of the 2028 Convertible Notes or the 2030 Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any, to but not including, the fundamental change repurchase date. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2028 Convertible Notes or the 2030 Convertible Notes or pay the cash amounts due upon conversion of such notes. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2028 Convertible Notes or the 2030 Convertible Notes or pay the cash amounts due upon conversion of such notes. Our failure to repurchase the 2028 Convertible Notes or the 2030 Convertible Notes or to pay the cash amounts due upon conversion of such notes when required will constitute a default under the indenture governing the 2028 Convertible Notes or the 2030 Convertible Notes, as applicable. A default under the indenture governing the 2028 Convertible Notes or the indenture governing the 2030 Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, including the 2021 Credit Agreement governing the Senior Secured Credit Facilities, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness, the 2028 Convertible Notes and the 2030 Convertible Notes. We could also be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2028 Convertible Notes and 2030 Convertible Notes as a current liability rather than a long-term liability if any of the conditional conversion features are triggered or upon the occurrence of a fundamental change, which would result in a material reduction of our net working capital.
Certain provisions in the 2028 Convertible Notes, the indenture governing the 2028 Convertible Notes, the 2030 Convertible Notes and the indenture governing the 2030 Convertible Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the 2028 Convertible Notes, the 2030 Convertible Notes, the indenture governing the 2028 Convertible Notes and the indenture governing the 2030 Convertible Notes could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover constitutes a fundamental change, holders of the 2028 Convertible Notes and the 2030 Convertible Notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the indenture governing the 2028 Convertible Notes or indenture governing the 2030 Convertible Notes), we may be required to increase the conversion rate for holders of the 2028 Convertible Notes or the 2030 Convertible Notes, as applicable, who convert their notes in connection with such takeover. In either case, and in other cases, our obligations under the 2028 Convertible Notes, the 2030 Convertible Notes, the indenture governing the 2028 Convertible Notes or the indenture governing the 2030 Convertible Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock may view as favorable.
Transactions relating to our 2028 Convertible Notes or the 2030 Convertible Notes may affect the market price of our common stock.
The conversion of some or all of our 2028 Convertible Notes or the 2030 Convertible Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such 2028 Convertible Notes or the 2030 Convertible Notes. Our 2028 Convertible Notes have in the past been, and may in the future continue to be, convertible at the option of their holders under certain circumstances. In addition, our 2030 Convertible Notes will become convertible at the option of their holders under certain circumstances. If holders of our 2028 Convertible Notes or our 2030 Convertible Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.
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
A significant portion of our sales and operations is currently generated from customers located outside of the U.S., and are subject to a variety of market and financial risks and costs that could adversely affect our profitability and operating results.
Our sales outside the U.S., which accounted for approximately 47% of sales for 2025, and our operations in Europe, Asia, Mexico, South America, Central America and the Caribbean are and will continue to be subject to a number of risks and potential costs, including:

•changes in foreign economic conditions or regulatory requirements;
•exchange controls, currency restrictions and changes in foreign currency exchange rates, and in particular the relative strength of the U.S. dollar, which is our functional and reporting currency;
•local product preferences and product requirements;
•outstanding accounts receivables that take longer to collect than is typical in the U.S.;
•difficulties in enforcing agreements through foreign legal systems;
•less protection of intellectual property in some countries outside of the U.S.;
•trade protection measures, including costs we may incur as a result of the enactment of new tariffs or changes in existing tariffs (in particular, the potential new tariffs imposed by the current U.S. presidential administration on goods imported into the U.S. from Mexico, where we currently manufacture a significant portion of our products) or our inability to pass these tariff costs on to our customers, and import and export licensing requirements;
•work force instability and differing labor regulations;
•significant natural disasters and other events or factors impact local infrastructure;
•political and economic instability, including civil or international conflicts, war and terrorism;
•transportation delays or interruptions; and
•complex tax and cash management issues.
These risks are also present in connection with our entry into new geographic markets.
Some of our locations expose us to higher security risks, which could result in both harm to our employees and contractors or substantial costs. Some of our services are performed in or adjacent to high-risk locations where the country or location and surrounding area experience political, social, or economic turmoil, war or civil unrest, or high levels of criminal or terrorist activities. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel, and we may suffer the loss of employees and contractors, which could harm our business, reputation, and operating results.
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
The tax regimes we are subject to or operate under may be subject to significant changes, and changes in international tax laws or additional changes in U.S. tax laws could materially affect our financial position and results of operations. Changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability. Certain provisions of the One Big Beautiful Bill Act (OBBA), including Net CFC Tested Income (formerly GILTI), as well as the 15% global minimum tax under the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Global Anti-Base Erosion Rules, may impact our income tax expense, profitability, and capital allocation decisions and may negatively impact our effective tax rate. If tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is possible such changes could adversely impact our financial results.

Our effective income tax rate is the result of the income tax rates in the various countries in which we do business. Our mix of income and losses in these jurisdictions affects our effective tax rate. For example, relatively more income in higher tax rate jurisdictions would increase our effective tax rate and thus lower our net income. Similarly, if we generate losses in tax jurisdictions for which no benefits are available, our effective income tax rate will increase. Our effective income tax rate may also be impacted by the recognition of discrete income tax items, such as required adjustments to our liabilities for uncertain tax positions or our deferred tax asset valuation allowance. Our effective income tax rate has fluctuated from 15.4% in 2023, to 18.0% in 2024 and to 18.0% for 2025. A significant increase in our effective income tax rate could have a material adverse impact on our earnings.
We have recorded deferred tax assets based on our assessment that we will be able to realize the benefits of favorable tax attributes. Realization of deferred tax assets involve significant judgments and estimates which are subject to change and ultimately depends on generating sufficient taxable income of the appropriate character during the appropriate periods. Changes in circumstances may affect the likelihood of such realization, which in turn may trigger a write-down of our deferred tax assets, the amount of which would depend on a number of factors. A write-down would reduce our reported net income, which may adversely impact our financial condition or results of operations or cash flows.  In addition, we are potentially subject to ongoing and periodic tax examinations and audits in various jurisdictions. An adjustment from a taxing authority, could result in higher tax costs, penalties and interest, thereby adversely impacting our financial condition, results of operations or cash flows.
We may never realize the full value of our intangible assets, which represent a significant portion of our total assets.
At December 31, 2025, we had $1.9 billion of goodwill and other intangible assets, representing 57% of our total assets. These intangible assets consist primarily of goodwill, trademarks, tradenames, customer relationships and patented technology arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested annually or upon the occurrence of certain events that indicate that the assets may be impaired. Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events that indicate that the assets may not be recoverable. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, our significant amount of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. In the event of a significant charge to earnings, the market price of our common stock could be adversely affected. In addition, intangible assets with definite lives, which represent $735.1 million of our net intangible assets at December 31, 2025, will continue to be amortized. These expenses will continue to reduce our future earnings or increase our future losses. The accounting for intangible assets requires reliance on forward-looking estimates of sales and/or earnings. Estimating the future performance of our business is extremely challenging and the range of deviation from internal estimates could be more significant in the current market environment.
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
Legal disputes relating to intellectual property have occurred in the past and may occur in the future. Any litigation or other challenges regarding our patents or other intellectual property, with or without merit, could be costly and time consuming and could divert the attention of our management and key personnel from our business operations. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. The complexity of the technology involved in producing our products and the uncertainty of intellectual property litigation increases these risks. If we are not successful in defending these claims, we could be required to stop selling, delay shipments of, or redesign our products, discontinue the use of related technologies or designs, pay monetary amounts as damages, and satisfy indemnification obligations that we have with some of our customers. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be made subject to significant damages or injunctions against development and sale of our products.
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
Federal, state and local regulations impose various environmental controls on the manufacturing, transportation, storage, use and disposal of batteries and hazardous chemicals and other materials used in, and hazardous waste produced by the manufacturing of our products. Conditions relating to our historical operations, including a former manufacturing facility located in South Plainfield, New Jersey previously operated by a subsidiary of Lake Region Medical, may require expenditures for clean-up in the future that could materially adversely affect our financial results. In addition, changes in environmental laws and regulations have imposed and in the future may impose costly compliance requirements on us or otherwise subject us to future liabilities. Additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our products or restricting disposal or transportation of batteries may be imposed that may result in higher costs or lower operating results. In addition, we cannot predict the effect that additional or modified environmental regulations may have on us or our customers.
Our international operations expose us to legal and regulatory risks, which could adversely affect our business.
Our international operations are, and will continue to be, subject to risks relating to changes in foreign legal and regulatory requirements. In addition, our international operations are governed by various U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act and other similar anti-corruption laws in other countries that prohibit us and our business partners and other intermediaries from making improper payments or offers of payment to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. In recent years, both the U.S. and non-U.S. regulators have increased regulation, enforcement, inspections, and governmental investigations of the medical device industry, including increased U.S. government oversight and enforcement of the U.S. Foreign Corrupt Practices Act. Any alleged or actual violations of these or other U.S. or foreign regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities and could adversely affect our business, reputation, operating results, and financial condition.
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

Furthermore, healthcare industry regulations are complex, change frequently and have tended to become more stringent over time. Federal and state legislatures have periodically considered and implemented programs to reform or amend the U.S. healthcare system at both the federal and state levels. In addition, these regulations may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. We may be required to incur significant expenses to comply with these regulations or remedy past violations of these regulations. Our failure to comply with applicable government regulations could also result in cessation of portions or all of our operations, impositions of fines and restrictions on our ability to carry on or expand our operations, seizures or recalls of our products or those of our customers, inability to sell our products and adverse publicity affecting both us and our customers.
Furthermore, our facilities are subject to periodic inspection by the FDA and other federal, state and foreign government authorities, which require manufacturers of medical devices to adhere to certain regulations, which require, among other things, periodic audits, design controls, quality control testing and documentation procedures, as well as complaint evaluations and investigation The FDA also requires the reporting of certain adverse events and product malfunctions and requires the reporting of certain recalls or other field safety corrective actions for medical devices. Issues identified through such inspections and reports may result in FDA enforcement action through any of the actions discussed above. Moreover, issues identified through such inspections and reports may require significant resources to resolve.
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
Our business is indirectly subject to healthcare industry third-party coverage and reimbursement and cost containment measures that could result in reduced sales of our products.
Several of our customers rely on third-party payors, such as government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. Even when we develop or acquire a promising new product, demand for the product may be limited unless reimbursement approval is obtained from private and government third-party payors. Internationally, healthcare reimbursement systems vary significantly. In some countries, medical centers are constrained by fixed budgets, regardless of the volume and nature of patient treatment. Other countries require application for, and approval of, government or third-party reimbursement. Without both favorable coverage determinations by, and the financial support of, government and third-party insurers, the market for many of our products would be adversely affected. In this regard, we cannot be sure that third-party payors will maintain the current level of coverage and reimbursement to our customers for use of our existing products. Adverse coverage determinations, including reductions in the amount of reimbursement, could harm our business by discouraging customers’ selection of, and reducing the prices they are willing to pay for, our products.
In addition, the continuing efforts of governments, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third-party payors for procedures in which our products are used. If this occurs, sales of medical devices may decline significantly and our customers may reduce or eliminate purchases of our products or demand further price reductions. The cost containment measures that healthcare payors are instituting, both in the U.S. and internationally, could reduce our revenues and harm our operating results.

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

ITEM 2.    PROPERTIES

Our principal executive office and headquarters is located in Plano, Texas, in a leased facility. As of December 31, 2025, we operated 21 facilities in the U.S., 3 in Mexico, 3 in Ireland, and one facility each in the Dominican Republic, Uruguay, Malaysia, China, Costa Rica and Switzerland. Of these facilities, 26 were leased and 7 were owned. We occupy approximately 2.3 million square feet of manufacturing and RD&E space worldwide, the majority of which is located in the U.S. Mexico and Ireland. We believe the facilities we operate and their equipment are effectively utilized, well maintained, generally are in good condition, and will be able to accommodate our capacity needs to meet current levels of demand. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities or expand or dispose of existing facilities.

ITEM 3.    LEGAL PROCEEDINGS

For information regarding certain legal proceedings pending against us, see Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ITGR.” According to the records of our transfer agent, there were approximately 100 holders of record of our common stock on February 18, 2026. Because many of these shares are held by brokers and other institutions on behalf of the ultimate beneficial holders of these shares, we are unable to estimate the total number of stockholders represented by these record holders.
We have not paid cash dividends in the past and do not anticipate paying any cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2025, the Company issued 6 shares of its unregistered common stock upon settlement of conversions of an aggregate of $13,000 in principal amount of the 2028 Convertible Notes. These shares of the Company’s common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. We did not receive any proceeds upon conversion.
Issuer Purchases of Equity Securities
The following table contains information regarding our purchases of our common stock during the fourth fiscal quarter of 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(a)
September 27, 2025 - October 24, 2025	—	$—	—	$—
October 25, 2025 - November 21, 2025	234,190	68.37	234,190	184.0
November 22, 2025 - December 31, 2025	464,166	73.25	464,166	150.0
Total	698,356		698,356
(a) All open-market purchases during the quarter were made under the authorization from our Board of Directors to purchase up to $200.0 million of Integer common stock announced November 4, 2025. The share repurchase program has no expiration date and will continue until otherwise suspended or terminated. Refer to Note 17, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information.

Stock Performance Graph
The following graph compares, for the five year period ended December 31, 2025, the cumulative total stockholder return for Integer Holdings Corporation, the Russell 2000 Index, and iShares US Medical Devices ETF. The graph assumes that $100 was invested on December 31, 2020 and assumes reinvestment of dividends. No adjustments have been made for the value provided to shareholders for spin-offs. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

Total Return Performance
Index Value
$200
$160
$120
$80
$40
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Integer Holdings Corporation
Russell 2000 Index
iShares US Medical Devices ETF

Company/Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25

Integer Holdings Corporation	$100.00	$105.42	$84.32	$122.03	$163.22	$96.60
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
iShares US Medical Devices ETF	100.00	121.04	97.17	100.29	108.93	116.30

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
Our Business
Integer Holdings Corporation is one of the largest medical device contract development and manufacturing organizations in the world, serving the cardio and vascular, neuromodulation, and cardiac rhythm management markets. As a strategic partner of choice, we advance the goals of our medical device customers through industry-leading engineering and manufacturing, with a relentless commitment to quality, service, and innovation.
We operate our business in one segment and derive our revenues from three product lines: Cardio & Vascular, Cardiac Rhythm Management & Neuromodulation and Other Markets.
Impact of Global Events
Our future results of operations and liquidity could be materially adversely affected by uncertainty surrounding macroeconomic and geopolitical factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, changes in interest rates, disruptions in the commodities’ markets or in supply chain as a result of wars in Ukraine and the Middle East, and the tensions in Asia relating to China and Taiwan, and the introduction of or changes in tariffs or trade barriers. The impact of these issues on our business will vary by geographic market and product line, but specific impacts to our business may include increased borrowing costs, labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, delays in shipments to and from certain countries and potential increased expenses resulting from tariffs or other trade barriers.
We monitor economic conditions closely. In response to reductions in revenue, we can take actions to align our cost structure with changes in demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions and other developments.
Sales Outlook
In 2026, we expect sales growth to be impacted by lower sales related to three new products due to lower than anticipated market adoption. We believe the magnitude of these changes on multiple products at the same time is highly unusual.
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
We used a portion of the remaining net proceeds from the issuance of the 2030 Convertible Notes to exchange $383.7 million in aggregate principal amount of our outstanding 2.125% Convertible Senior Notes due in 2028 (the “2028 Convertible Notes” and together with the “2030 Convertible Notes” the “Convertible Notes”) for an aggregate cash exchange consideration of $384.4 million in cash and 1,553,806 shares of common stock (the “Note Exchange Transactions”). The Note Exchange Transactions were considered an induced conversion and, as a result, we recorded $46.7 million during 2025 in induced conversion expense within Other loss, net in the Consolidated Statements of Operations. Contemporaneously with the Note Exchange Transactions, we terminated a portion of the capped call transactions related to the 2028 Convertible Notes and received 436,963 shares of common stock. We allotted the remainder of the net proceeds to pay the down our revolving credit facility and five-year “term A” loan.

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
On December 4, 2025, we acquired certain assets of Biocoat. Prior to the acquisition, Biocoat was a privately-held manufacturer specializing in high value surface coating technology platforms, including UV and thermal cure hydrophilic coatings.
On February 28, 2025, we acquired substantially all of the assets and assumed certain liabilities of VSi . Prior to the acquisition, VSi was a privately-held full-service provider of parylene coating solutions, primarily focused on complex medical device applications.
On January 7, 2025, we acquired substantially all of the assets and assumed certain liabilities of Precision. Prior to the acquisition, Precision was a privately-held manufacturer specializing in high value surface coating technology platforms, including fluoropolymer, anodic coatings, ion treatment solutions and laser processing.
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
Refer to Note 2, “Business Acquisitions” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information about the transactions above.
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
Loss from discontinued operations was not material for 2025. Loss from discontinued operations, net of tax, was $1.2 million for 2024, which represented the results of operations of Electrochem for ten months prior to its divestiture on October 31, 2024 and a pre-tax gain on sale of discontinued operations of $0.8 million.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Consolidated Financial Statements, contained in Item 8, “Financial Statements and Supplementary Data,” of this report, for the periods presented (dollars in thousands, except per share amounts):

			Change
			2025 vs. 2024
	2025	2024	$	%
Cardio & Vascular	$1,107,084	$949,576	$157,508	16.6%
Cardiac Rhythm Management & Neuromodulation	668,803	660,610	8,193	1.2%
Other Markets	77,750	106,410	(28,660)	(26.9)%
Total sales	1,853,637	1,716,596	137,041	8.0%
Cost of sales	1,353,251	1,257,582	95,669	7.6%
Gross profit	500,386	459,014	41,372	9.0%
Gross profit as a % of sales	27.0%	26.7%
Operating expenses:
Selling, general and administrative	211,748	185,202	26,546	14.3%
SG&A as a % of sales	11.4%	10.8%
Research, development and engineering	49,499	53,425	(3,926)	(7.3)%
RD&E as a % of sales	2.7%	3.1%
Restructuring and other charges	17,875	12,149	5,726	47.1%
Total operating expenses	279,122	250,776	28,346	11.3%
Operating income	221,264	208,238	13,026	6.3%
Operating expense as a % of sales	15.1%	14.6%
Operating income as a % of sales (“Operating margin”)	11.9%	12.1%
Interest expense	43,206	56,374	(13,168)	(23.4)%
(Gain) loss on equity investments, net	(550)	780	(1,330)	NM
Other loss, net	53,212	3,521	49,691	NM
Income from continuing operations before income taxes	125,396	147,563	(22,167)	(15.0)%
Provision for income taxes	22,566	26,510	(3,944)	(14.9)%
Effective tax rate	18.0%	18.0%
Income from continuing operations	$102,830	$121,053	$(18,223)	(15.1)%
Income from continuing operations as a % of sales	5.5%	7.1%
Diluted earnings per share from continuing operations	$2.89	$3.40	$(0.51)	(15.0)%
NM - Calculated change not meaningful.

MANAGEMENT’S DISCUSSION AND ANALYSIS
2025 Compared to 2024
The following discussion is a comparison between results for the years ended December 31, 2025 and 2024. For a discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 20, 2025.
Financial Overview
Income from continuing operations for 2025 was $102.8 million or $2.89 per diluted share compared to $121.1 million or $3.40 per diluted share for 2024. These variances are primarily the result of the following:
•Sales for 2025 increased 8% to $1.854 billion, driven by new product ramps in targeted high-growth markets, higher demand across our base business, and contributions from our recent acquisitions.
•Gross profit for 2025 increased $41.4 million, or 9%, primarily from higher sales volume leverage, efficiencies gained from the continued improvement in the supply chain and contributions from our recent acquisitions.
•Operating expenses for 2025 increased by $28.3 million compared to 2024, due to higher SG&A and Restructuring and other charges, partially offset by lower RD&E costs.
•Interest expense for 2025 decreased by $13.2 million, primarily due to lower interest rates on our outstanding borrowings, partially offset by higher average debt balance outstanding and higher losses from extinguishment of debt.
•We recognized net gains on equity investments of $0.6 million during 2025 compared to net losses of $0.8 million during 2024. Gains and losses on equity investments are generally unpredictable in nature.
•Other loss, net for 2025 and 2024 was $53.2 million and $3.5 million, respectively, primarily driven by a $46.7 million of debt conversion inducement expense recorded in 2025 related to the partial exchange of our outstanding 2028 Convertible Notes during the first quarter of 2025.
•We recorded provisions for income taxes of $22.6 million and $26.5 million for 2025 and 2024, respectively. The changes in income tax were primarily due to relative changes in pre-tax income and the impact of discrete tax items.
Sales
Sales by product line for 2025 and 2024 were as follows (dollars in thousands):

			Change
	2025	2024	$	%
Cardio & Vascular	$1,107,084	$949,576	$157,508	16.6%
Cardiac Rhythm Management & Neuromodulation	668,803	660,610	8,193	1.2
Other Markets	77,750	106,410	(28,660)	(26.9)
Total sales	$1,853,637	$1,716,596	$137,041	8.0
Cardio & Vascular (“C&V”) sales for 2025 increased $157.5 million, or 17%, in comparison to 2024. The increase in C&V sales for 2025 was driven by strong growth from new product ramps in electrophysiology, contributions from acquisitions, and strong demand in neurovascular. C&V sales for 2025 included $58.7 million of aggregate sales attributable to the 2025 acquisitions. Foreign currency exchange rate fluctuations increased C&V sales for 2025 by $2.2 million in comparison to 2024, primarily due to U.S. dollar fluctuations relative to the Euro.
Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales for 2025 increased $8.2 million, or 1%, in comparison to 2024, with Cardiac Rhythm Management and Neuromodulation growing at market, offset by the planned decline of an early spinal cord simulation neuromodulation finished implantable pulse generator (non-emerging) customer, announced in 2020. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales for 2025 in comparison to 2024.
Other Markets sales for 2025 decreased $28.7 million, or 27%, in comparison to 2024, driven by the decline in Portable Medical from the multi-year exit announced in 2022. Foreign currency exchange rate fluctuations did not have a material impact on Other Markets sales for 2025 in comparison to 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Gross Profit

			Change
	2025	2024	$	%
Gross profit (in thousands)	$500,386	$459,014	$41,372	9.0%
Gross margin	27.0%	26.7%
Gross profit as a percent of sales (“Gross margin”) for 2025 increased 30 basis points compared to 2024. Gross margin, or gross profit as a percentage of sales, has been and will continue to be affected by a variety of factors, including the average sales price of our products and services and transaction volume growth. We expect our gross margin to fluctuate over time depending on the factors described above.
SG&A Expenses
SG&A expenses comprise the following for 2025 and 2024 (in thousands):

			Change
	2025	2024	$	%
Compensation and benefits(a)	$109,012	$97,086	$11,926	12.3%
Depreciation and amortization expense(b)	50,852	42,837	8,015	18.7
Professional fees(c)	19,889	16,338	3,551	21.7
Contract services(d)	17,196	14,197	2,999	21.1
Bank fees and charges	3,446	3,695	(249)	(6.7)
Travel and entertainment	3,324	2,641	683	25.9
All other SG&A	8,029	8,408	(379)	(4.5)
Total SG&A expense	$211,748	$185,202	$26,546
__________
(a)Compensation and benefits increased primarily due to annual merit increases, acquisitions, leadership transition costs, and enterprise resource planning (“ERP”) implementation costs. Leadership transition costs primarily include incremental costs associated with executive leadership transitions. ERP implementation costs relate to direct and incremental costs incurred in connection with our multi-phase implementation of a new ERP solution and the related technology infrastructure costs.
(b)Depreciation and amortization expense increased due to amortization of customer list intangible assets related to recent acquisitions.
(c)Professional fees increased primarily due to higher legal and consulting fees.
(d)Contract services expense increased primarily due to higher software costs from information technology enhancements.
RD&E
RD&E expenses for 2025 and 2024 were $49.5 million and $53.4 million, respectively. The decrease in RD&E expenses for 2025 compared to 2024 was primarily due to the timing of program milestone achievements for customer funded programs. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

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
Restructuring and other charges comprise the following for 2025 and 2024 (in thousands):

			Change
	2025	2024	$	%
Restructuring charges(a)	2,284	4,013	(1,729)	(43.1)%
Acquisition and integration costs(b)	8,165	8,941	(776)	(8.7)
Other general expenses(c)	7,426	(805)	8,231	NM
Total restructuring and other charges	$17,875	$12,149	$5,726	47.1
NM - Calculated change not meaningful.
__________
(a)Restructuring charges for 2025 and 2024 primarily consisted of costs associated with our operational excellence and manufacturing alignment to support growth initiatives.
(b)Amount for 2025 includes $1.8 million of acquisition expenses and $6.3 million of integration expenses. Acquisition expenses 2025 primarily include acquisition expenses related to the Precision, VSi, and Biocoat acquisitions, and are net of a benefit for adjustments to the fair value of acquisition-related contingent consideration liabilities totaling $2.3 million. Amount for 2024 includes acquisition expenses of $5.5 million, primarily related to the Pulse and Precision acquisitions, and $3.4 million of integration expenses. The acquisition amount for 2024 is net of benefits of $3.6 million related to adjustments to the fair value of acquisition-related contingent consideration liabilities. See Note 18, “Financial Instruments and Fair Value Measurements,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information related to the fair value measurement of the contingent consideration.
(c)Amount for 2025 includes $6.9 million primarily related to termination benefits from actions to align labor with manufacturing volumes. Amount for 2024 includes loss recoveries of $1.2 million recorded during the second quarter of 2024 relating to property damage which occurred in the fourth quarter of 2023 at one of our manufacturing facilities. Amounts for both years also include gains and losses in connection with the disposal of property, plant and equipment.
Refer to Note 12, “Restructuring and Other Charges,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information regarding these initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense for 2025 and 2024 is as follows (dollars in thousands):

	2025		2024		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$34,736	2.81%	$51,520	4.83%	$(16,784)	(202)
Amortization of deferred debt issuance costs and original issue discount	5,989	0.54	4,057	0.42	1,932	12
Loss from extinguishment of debt	893	0.07	—	—	893	7
Interest expense on borrowings	41,618	3.42%	55,577	5.25%	(13,959)	(183)
Other interest expense	1,588		797		791
Total interest expense	$43,206		$56,374		$(13,168)
Interest expense relates primarily to borrowings made under our Senior Secured Credit Facilities, which consist of a five-year $800 million revolving credit facility (the “Revolving Credit Facility”) and a five-year “term A” loan (the “TLA Facility”), and our Convertible Notes. Other interest expense primarily includes interest on finance leases.
During 2025, contractual interest expense has decreased due to a lower weighted average interest rate, partially offset by a higher average debt balance outstanding and higher losses from extinguishment of debt. The favorable weighted average interest rate is due to the replacement of some of our higher variable rate debt with lower fixed rate debt through issuance of the 2030 Convertible Notes. The higher average debt balance outstanding is primarily the result of borrowings to fund the 2025 acquisitions.
Other components of interest expense on borrowings include non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Amortization of deferred debt issuance costs and original issue discount increased during 2025 compared to 2024 as a result of higher unamortized balances related to new debt. The losses from extinguishment of debt during 2025 were related to prepayments of portions of the TLA Facility, primarily in connection with issuance of our 2030 Convertible Notes.
As of December 31, 2025 and 2024, approximately 92% and 50%, respectively, of our principal amount of debt were fixed rate borrowings.
See Note 9, “Debt,” of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information pertaining to our debt.
(Gain) Loss on Equity Investments, Net
During 2025 and 2024, we recognized net gains of $0.6 million and net losses of $0.8 million, respectively, on our equity investments. Gains and losses on equity investments are generally unpredictable in nature. During 2024, we recognized impairment charges of $0.2 million related to investments in our non-marketable equity securities. The residual gains and losses for 2025 and 2024 relate to our share of equity method investee gains/losses, including unrealized appreciation and depreciation of the underlying interests of the investee. As of December 31, 2025 and December 31, 2024, the carrying value of our equity investments was $7.9 million and $7.4 million, respectively. See Note 18, “Financial Instruments and Fair Value Measurements,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for further details regarding these investments.
Other Loss, Net
Other loss, net reflects certain items not directly related to our core operations, including foreign currency gains and losses from the impact of exchange rates on transactions denominated in foreign currencies and other non-core items. Other loss, net for 2025 and 2024 were net losses of $53.2 million and $3.5 million, respectively. Other loss, net for 2025 includes $46.7 million of debt conversion inducement expense, which was recognized in the first quarter of 2025, related to the partial exchange of our outstanding 2028 Convertible Notes, and foreign currency losses totaling $6.1 million. Other loss, net for 2024 includes and foreign currency losses totaling $3.2 million. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso and Malaysian ringgits.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Provision for Income Taxes
Information relating to our provision for income taxes for 2025 and 2024 is as follows (dollars in thousands):

			Change
	2025	2024	$	%
Income before taxes	$125,396	$147,563	(22,167)	(15.0)%
Provision for income taxes	22,566	26,510	(3,944)	(14.9)
Effective tax rate	18.0%	18.0%
The provision for income taxes was $22.6 million and $26.5 million for the years ended December 31, 2025 and 2024, respectively. The decrease in the tax provision was primarily due to lower net income before taxes, a recognized increase in the impact of deductible stock based compensation, net of limitations, an increase in R&D tax credits and tax benefits associated with realized foreign tax credits, the year over year change in unrecognized tax benefits, and the impact of earnings realized in foreign jurisdictions with statutory rates that are different than the U.S. federal statutory rate, partially offset by the impact of the net nondeductible induced conversion expenditures incurred as a result of the induced conversion from the exchange of the 2028 Convertible Notes and an increase in global minimum tax (Pillar 2).
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
A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated effective rate, as well as other information about our income tax provisions, is provided in Note 13, “Income Taxes,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

MANAGEMENT’S DISCUSSION AND ANALYSIS
Liquidity and Capital Resources
Sources of Liquidity

(dollars in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$17,161	$46,543
Working capital	$538,056	$443,946
Current ratio	3.32	2.95
Cash and cash equivalents at December 31, 2025 decreased by $29.4 million from December 31, 2024. Cash generated by operating activities of $196.1 million was primarily offset by purchases of property, plant and equipment of $91.0 million, $50.0 million of repurchases of common stock, and tax withholding payments related to net share settlements of restricted stock unit awards of $16.9 million. The payment of the cash portion of the purchase price for each of the 2025 acquisitions totaling $178.9 million was fully funded by borrowings on our Revolving Credit Facility. Net proceeds of $976.1 million from the issuance of our 2030 Convertible Notes were utilized to purchase capped call options relating to the 2030 Convertible Notes, exchange of a portion of our 2028 Convertible Notes, and pay down our Revolving Credit Facility and TLA Facility. Net of the above noted acquisition and debt-related activity, we paid a net principal amount of $68.0 million on our Senior Secured Credit Facility in 2025.
Working capital increased by $94.1 million from December 31, 2024, or $123.5 million excluding the decrease in cash and cash equivalents. The increase in working capital, exclusive of cash and cash equivalents, primarily relates to positive fluctuations in accounts receivable, prepaid expenses and other current assets, and the current portion of long-term debt. Accounts receivable increased due to an increase in sales volume, lower factoring volume, and timing of customer payments compared to the prior year.
At December 31, 2025, $10.1 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
As of December 31, 2025, our capital structure consisted of $1.185 billion of debt, net of deferred debt issuance costs and unamortized discounts, and 34 million shares of common stock outstanding. As of December 31, 2025, we have access to $794.7 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit. We are authorized to issue up to 100 million shares of common stock, of which approximately 34 million shares were outstanding at December 31, 2025, and 100 million shares of preferred stock, none of which were outstanding at December 31, 2025. As of December 31, 2025, our contractual debt service obligations for 2026, consisting of interest on our outstanding debt and commitment fees on the unused portion of the Revolving Credit Facility are estimated to be approximately $27 million. As of December 31, 2025, we have prepaid all contractual principal payments on our outstanding indebtedness required in the next twelve months. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
Our off-balance sheet commitments related to our outstanding letters of credit as of December 31, 2025 were $5.3 million.
Credit Facilities
As of December 31, 2025, we had Senior Secured Credit Facilities that consist of an $800 million Revolving Credit Facility, with no outstanding principal balance, and a TLA Facility with an outstanding principal balance of $91 million. The Revolving Credit Facility and TLA Facility mature on February 15, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for similar credit facilities.
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following certain qualified acquisitions and (ii) an interest coverage ratio of at least 2.50:1.00. As of December 31, 2025, we were in compliance with these financial covenants. As of December 31, 2025, our Total Net Leverage Ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.7:1.0. For the year ended December 31, 2025, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 13.6:1.0.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Convertible Notes
In March 2025, we issued $1.0 billion aggregate principal amount of 2030 Convertible Notes, which mature on March 15, 2030 and bear interest at a fixed rate of 1.875% per annum. The total net proceeds from the issuance of the 2030 Convertible Notes, after deducting initial purchasers' discounts and commissions and debt issuance costs, were approximately $976 million. We used the net proceeds from the issuance of the 2030 Convertible Notes to pay down our Revolving Credit Facility and TLA Facility, exchange a portion of our 2028 Convertible Notes, and to pay the cost of the capped calls related to the issuance of our 2030 Convertible Notes.
In February 2023, we issued $500 million aggregate principal amount of notes. The 2028 Convertible Notes mature on February 15, 2028 and bear interest at a fixed rate of 2.125% per annum. In March 2025, in connection with the issuance of the 2030 Convertible Notes, the Company used part of the net proceeds therefrom to exchange $383.7 million in aggregate principal amount of the 2028 Convertible Notes in privately-negotiated transactions. As of December 31, 2025, the remaining aggregate principal amount of the 2028 Convertible Notes was $116.3 million.
As of December 31, 2025, the conditions allowing holders of the Convertible Notes to convert had not been met. Any determination regarding the convertibility of the Convertible Notes during future periods will be made in accordance with the terms of the indenture governing the Convertible Notes. These obligations are classified as a long-term liability on the Consolidated Balance Sheet at December 31, 2025.
See Note 9, “Debt,” of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for a further information of our outstanding debt.
Share Repurchase Program
On November 4, 2025, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase up to an aggregate of $200.0 million of our outstanding common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase shares from time to time on the open market, in privately-negotiated purchases or otherwise. The Share Repurchase Program has no expiration date and will continue until otherwise suspended or terminated. We are not obligated to repurchase any dollar amount or to acquire any specific number of shares and repurchases may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. During 2025, we repurchased 698,356 shares of our common stock for a total of $50.0 million.
Subsequent to December 31, 2025, we entered into an accelerated share repurchase agreement on February 19, 2026 to repurchase approximately $50.0 million of common stock under the Share Repurchase Program. Refer to Note 21, “Subsequent Events” in the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information.
Factoring Arrangements
We may utilize accounts receivable factoring arrangements with financial institutions to accelerate the timing of cash receipts and enhance our cash position. These arrangements, in all cases, do not contain recourse provisions which would obligate us in the event of our customers’ failure to pay. During 2025 and 2024, we sold, without recourse, $228.7 million and $231.0 million, respectively, of accounts receivable. See Note 1, “Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for a further information regarding the factoring arrangements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Summary of Cash Flow
The following cash flow summary information includes cash flows related to discontinued operations (in thousands):

	2025	2024
Cash provided by (used in):
Operating activities	$196,148	$205,205
Investing activities	(270,731)	(195,414)
Financing activities	43,558	13,321
Effect of foreign currency exchange rates on cash and cash equivalents	1,643	(243)
Net change in cash and cash equivalents	$(29,382)	$22,869
Operating Activities - During 2025, we generated cash from operations of $196.1 million, compared to $205.2 million in 2024, as a $56.7 million increase in net income adjusted for non-cash items such as depreciation and amortization was offset by a $65.8 million decrease in cash flow provided by changes in operating assets and liabilities. Net income adjusted for non-cash items included $46.7 of debt conversion inducement expense which was incurred in 2025 but not in 2024. The decrease associated with changes in operating assets and liabilities is primarily related to an increase in accounts receivable from higher sales volume, lower factoring volume, and timing of customer payments.
Investing Activities – The $75.3 million increase in net cash used in investing activities was attributable to an increase in net cash paid for acquisitions and a decrease of cash received from the 2024 sale of Electrochem, partially offset by decreased purchases of property, plant and equipment. Investing activities for 2025 include net cash paid of $178.9 million for the Precision, VSi and Biocoat acquisitions, compared to net cash paid of $138.5 million during 2024 for the Pulse acquisition.
Financing Activities – Net cash provided by financing activities during 2025 was $43.6 million compared to net cash provided by financing activities of $13.3 million in 2024. Cash provided by financing activities during 2025 was primarily the net proceeds from the issuance of our 2030 Convertible Notes of $977.5 million, which was partially offset by a $71.0 million purchase of capped call options associated with the 2030 Convertible Notes, $383.7 million in aggregate principal amount of exchanged 2028 Convertible Notes, $284.0 million of principal payments on our TLA Facility, $126.0 million net payments on our Revolving Credit Facility, $50.0 million of repurchases of common stock, and $13.3 million related to stock-based compensation activity.
Cash and Other Commitments
We have material cash requirements to pay third parties under various contractual obligations discussed below. Presented below is a summary of contractual obligations and other minimum commitments as of December 31, 2025. Refer to Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information regarding self-insurance liabilities, which are not reflected in the table below.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal amount of debt outstanding(a)	$1,207,284	$—	$207,284	$1,000,000	$—
Interest on debt(a)	103,025	27,090	47,810	28,125	—
Operating lease obligations(b)	121,478	14,055	27,649	26,320	53,454
Finance lease obligations(b)	43,325	9,434	17,002	6,241	10,648
__________
(a)Interest payments in the table above reflect the contractual interest payments on our outstanding debt and commitment fees on the unused portion of the Revolving Credit Facility based upon the balance outstanding and applicable interest rates at December 31, 2025, and exclude the impact of the debt discount and deferred issuance costs. Refer to Note 9, “Debt,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information regarding long-term debt.
(b)Refer to Note 15, “Leases,” of the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information about our operating and finance lease obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Capital expenditures, which are net of proceeds from the sale of property, plant and equipment, for 2025 totaled $91.0 million, compared to $105.4 million and $119.9 million in 2024 and 2023, respectively. Capital expenditures in 2025 related primarily to upgrades of manufacturing facilities, manufacturing equipment and information technology systems. We expect 2026 capital expenditures to approximate between $95 million to $105 million, with a significant portion related to additional upgrades of manufacturing facilities, as well as for manufacturing equipment to support productivity initiatives and information technology systems.
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
Evaluation of goodwill for impairment
We test our reporting unit’s goodwill for impairment on the last day of our fiscal year and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. In conducting this annual impairment testing, we may first perform a qualitative assessment of whether it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value. If not, no further goodwill impairment testing is required. If it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, or if we elect not to perform a qualitative assessment of the reporting unit, a quantitative analysis is performed, in which the fair value of the reporting unit is compared to its carrying value. Fair value of the reporting unit is estimated using a discounted cash flow model. The model incorporates significant judgments and assumptions including, revenue growth, operating margins, capital expenditures, fluctuations in working capital, and discount rates. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the excess, limited to the amount of goodwill allocated to the reporting unit.

MANAGEMENT’S DISCUSSION AND ANALYSIS
We performed a quantitative a to test our single reporting unit’s goodwill for impairment as of December 31, 2025. The excess of the estimated fair value over carrying value was significantly in excess of its carrying value as of December 31, 2025. We do not believe that our goodwill is at risk for impairment. However, a significant increase in the discount rate, decrease in the terminal growth rate, increase in tax rates, substantial reductions in our end-markets and volume assumptions, or increases in our cost assumptions could have a negative impact on the estimated fair value of our reporting unit and require us to recognize an impairment loss in a future period.
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
We performed a quantitative assessment to test our indefinite-lived intangible assets for impairment as of December 31, 2025. For the Greatbatch Medical tradename, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was significantly in excess of its carrying value of $20 million as of December 31, 2025. The Lake Region Medical tradename was significantly in excess of the carrying value of $70 million at December 31, 2025. We do not believe that our indefinite-lived intangible assets are at risk for impairment. However, a significant increase in the discount rate, decrease in the terminal growth rate, increase in tax rates, decrease in the royalty rate or substantial reductions in our end-markets and volume assumptions could have a negative impact on the estimated fair values of either of our tradenames and require us to recognize impairments of these indefinite-lived intangible assets in a future period.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK
In the normal course of business, we are exposed to market risk primarily due to changes in currency exchange rates and interest rates. Changes in these rates could result in fluctuations in our earnings and cash flows. We regularly assess these risks and have established policies and business practices to help protect against the adverse effects of these and other potential exposures. However, fluctuations in foreign currency exchange rates and interest rates could have a significant impact, positive or negative, on our financial results in the future.
Currency Exchange Rate Risk
We have currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. We continuously evaluate our foreign currency risk, and we use operational hedges and forward currency exchange rate contracts, to manage the impact of currency exchange rate fluctuations on earnings and cash flows. We do not enter into currency exchange rate derivative instruments for speculative purposes.
Currency exposures may impact future earnings and/or cash flows. We have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”).
In some instances, we choose to reduce our transactional exposures through financial instruments (hedges) that provide offsets or limits to our exposures. Currently, our most significant hedged currency exposures relate to the Euro, Mexican Peso, Uruguayan Pesos and Malaysian Ringgits. As of December 31, 2025, we had currency derivative instruments with notional amounts totaling $91.0 million with a net fair value asset totaling $5.2 million. The amounts recorded during 2025 related to our forward contracts resulted in an increase to Sales of $2.5 million and decrease in Cost of sales of $2.9 million. Refer to Note 18, “Financial Instruments and Fair Value Measurements,” of the Notes to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” of this report for additional information regarding our outstanding forward contracts.
We estimate that foreign currency exchange rate fluctuations during 2025 increased sales in comparison to 2024 by $2.2 million. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro, our most significant foreign currency exposure, would have had an impact of approximately $8 million on our 2025 annual sales. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impacts on cost of sales and operating expenses in those currencies.
We translate all assets and liabilities of our foreign operations where the U.S. dollar is not the functional currency at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The impact of translational exposure is recorded within currency translation adjustment in the Consolidated Statements of Comprehensive Income. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. During the year ended December 31, 2025, the foreign currency translation adjustment gain of $63.1 million was primarily due to the impact of a weakening U.S. dollar, which decreased approximately 13% in relation to the Euro from December 31, 2024. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $43 million on our foreign net assets as of December 31, 2025.
To the extent that our monetary assets and liabilities, including short-term and long-term intercompany loans, are recorded in a currency other than the functional currency of the subsidiary, these amounts are remeasured each period at the period-end exchange rate, with the resulting gain or loss being recorded in Other loss, Net, in the Consolidated Statements of Operations. We recorded net foreign currency measurement and transaction losses of $6.1 million for 2025.
Interest Rate Risk
We are subject to interest rate risk in connection with the issuance of debt. As of and for the year ended December 31, 2025, we did not have any open interest rate swap contracts; however, we may in the future enter into interest rate swap agreements to manage our exposure to interest rate changes. In March 2025, we used the net proceeds from the sale of our 2030 Notes to partially repay existing indebtedness under our Term Loan Facility, which reduced our exposure to interest rate risk. As of December 31, 2025, approximately 92% of our debt is fixed rate borrowings, compared to 50% as of December 31, 2024. We consider our current risk related to market fluctuations in interest rates to be minimal since our debt is largely long-term and fixed rate in nature. Our exposure to interest rate risk arises primarily from changes in SOFR. A hypothetical one percentage point (100 basis points) change in SOFR on the $91 million of floating rate debt outstanding as of December 31, 2025 would have had an impact of approximately $1 million on our interest expense.

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
As of December 31, 2025, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025 is effective.
Management excluded from its assessment the internal control over financial reporting at Precision Coating LLC, VSi Parylene, and Biocoat Incorporated (collectively, the "2025 Acquisitions"), which were acquired on January 7, 2025, February 28, 2025, and December 4, 2025, respectively (see Note 2,“Business Acquisitions,” of the Notes to Consolidated Financial Statements). The financial statements of the 2025 Acquisitions constitute 1% of total assets (excluding associated goodwill and intangible assets), 2% of net assets (excluding associated goodwill and intangible assets), and 3% of sales of the consolidated financial statement amounts as of and for the year ended December 31, 2025.
The effectiveness of internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.
Dated: February 23, 2026

/s/ Payman Khales	/s/ Diron Smith
Payman Khales	Diron Smith
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Integer Holdings Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Integer Holdings Corporation and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2025, of the Company and our report dated February 23, 2026, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Precision Coating LLC, VSi Parylene, and Biocoat Incorporated (collectively, the "2025 Acquisitions"), which were acquired on January 7, 2025, February 28, 2025, and December 4, 2025, respectively (see Note 2,“Business Acquisitions,” of the Notes to Consolidated Financial Statements). The financial statements of the 2025 Acquisitions constitute 1% of total assets (excluding associated goodwill and intangible assets), 2% of net assets (excluding associated goodwill and intangible assets), and 3% of sales of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at the 2025 Acquisitions.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
February 23, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Integer Holdings Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Integer Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Business Acquisitions – Precision Coating LLC – Customer Relationships Intangible Asset – Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Precision Coating LLC (“Precision”) on January 7, 2025. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values, including recording a customer relationships intangible asset of $52.0 million. Management estimated the fair value of the customer relationships intangible asset using the multi-period excess earnings method, a form of the income approach. The fair value determination of the customer relationships intangible asset required management to make significant estimates and assumptions related to the selection of the discount rate.
Given the fair value determination of the customer relationships intangible asset requires management to make significant estimates and assumptions related to the selection of the discount rate, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the discount rate used by management to determine the fair value of the customer relationships intangible asset included the following, among others:
•We tested the effectiveness of controls over the valuation of the customer relationships intangible asset, including management’s controls over selection of the discount rate.
•With the assistance of fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.
Inventories - Excess and Obsolete Inventory – Refer to Notes 1 and 5 to the financial statements
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

Debt – Induced Conversion of Convertible Debt Instrument – Refer to Note 9 of the financial statements
Critical Audit Matter Description
On March 18, 2025, the Company issued 2030 Convertible Notes and concurrently utilized a portion of the proceeds to exchange an amount of 2028 Convertible Notes for cash and shares of Common Stock (the “Note Exchange Transactions”). The Company determined that the Note Exchange Transactions met the criteria to be accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20), resulting in the recognition of an induced conversion expense within other loss, net in the consolidated statements of operations and comprehensive income.
We identified the accounting for the Note Exchange Transactions as an induced conversion as a critical audit matter because of the significant judgments made by management to apply the accounting requirements of ASC 470-20. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm with expertise in applying induced conversion accounting, when performing audit procedures to evaluate the reasonableness of management’s assumptions and conclusions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s application of ASC 470-20 in relation to the Note Exchange Transactions, included the following, among others:
•We tested the effectiveness of controls over management’s review of the induced conversion accounting treatment applicable to the Note Exchange Transactions.
•With the assistance of professionals in our firm with expertise in induced conversion accounting, we evaluated the Company’s conclusions regarding the accounting model applied to the Note Exchange Transactions under ASC 470-20.
•We inspected relevant agreements, including documentation supporting the Note Exchange Transactions.
/s/ Deloitte & Touche LLP
Williamsville, New York
February 23, 2026
We have served as the Company’s auditor since 1985.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands except share and per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$17,161	$46,543
Accounts receivable, net of provision for credit losses of $0.6 million and $0.3 million, respectively	346,079	245,269
Inventories	253,739	247,126
Contract assets	112,546	103,772
Prepaid expenses and other current assets	40,572	28,409
Total current assets	770,097	671,119
Property, plant and equipment, net	536,427	465,798
Goodwill	1,110,908	1,017,729
Other intangible assets, net	825,435	778,286
Deferred income taxes	8,994	8,309
Operating lease assets	98,437	86,082
Financing lease assets	37,109	27,689
Other long-term assets	23,170	22,959
Total assets	$3,410,577	$3,077,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$10,000
Accounts payable	113,130	101,498
Operating lease liabilities	9,099	7,352
Accrued expenses and other current liabilities	109,812	108,323
Total current liabilities	232,041	227,173
Long-term debt	1,185,179	980,153
Deferred income taxes	116,327	124,608
Operating lease liabilities	81,899	77,702
Financing lease liabilities	28,578	23,760
Other long-term liabilities	19,910	25,360
Total liabilities	1,663,934	1,458,756
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,481,805 and 33,546,262 shares issued, respectively, and 34,346,450 and 33,546,256 outstanding, respectively	35	34
Additional paid-in capital	771,223	741,977
Treasury stock, at cost, 1,135,355 shares and 6 shares, respectively	(76,872)	—
Retained earnings	994,055	891,247
Accumulated other comprehensive income (loss)	58,202	(14,043)
Total stockholders’ equity	1,746,643	1,619,215
Total liabilities and stockholders’ equity	$3,410,577	$3,077,971

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands except per share data)	2025	2024	2023
Sales	$1,853,637	$1,716,596	$1,555,656
Cost of sales	1,353,251	1,257,582	1,145,767
Gross profit	500,386	459,014	409,889
Operating expenses:
Selling, general and administrative	211,748	185,202	173,171
Research, development and engineering	49,499	53,425	61,967
Restructuring and other charges	17,875	12,149	11,428
Total operating expenses	279,122	250,776	246,566
Operating income	221,264	208,238	163,323
Interest expense	43,206	56,374	51,275
(Gain) loss on equity investments, net	(550)	780	5,691
Other loss, net	53,212	3,521	975
Income from continuing operations before income taxes	125,396	147,563	105,382
Provision for income taxes	22,566	26,510	16,239
Income from continuing operations	102,830	121,053	89,143
Income (loss) from discontinued operations, net of tax	(22)	(1,157)	1,507
Net income	$102,808	$119,896	$90,650

Basic earnings per share:
Income from continuing operations	$2.96	$3.60	$2.68
Income (loss) from discontinued operations	—	(0.03)	0.05
Basic earnings per share	2.96	3.57	2.72

Diluted earnings per share:
Income from continuing operations	$2.89	$3.40	$2.64
Income (loss) from discontinued operations	—	(0.03)	0.04
Diluted earnings per share	2.89	3.36	2.69

Weighted average shares outstanding:
Basic	34,735	33,601	33,320
Diluted	35,594	35,649	33,758

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2025	2024	2023
Comprehensive Income
Net income	$102,808	$119,896	$90,650
Other comprehensive income (loss):
Foreign currency translation gain (loss)	63,129	(27,514)	14,379
Net change in cash flow hedges, net of tax	9,245	(6,821)	310
Defined benefit plan liability adjustment, net of tax	(129)	69	205
Other comprehensive income (loss), net	72,245	(34,266)	14,894
Comprehensive income	$175,053	$85,630	$105,544

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$102,808	$119,896	$90,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,667	111,031	98,841
Debt related charges included in interest expense	6,882	4,057	8,054
Debt conversion inducement expense	46,681	—	—
Inventory step-up amortization	—	1,056	590
Stock-based compensation	23,224	24,767	23,283
Non-cash lease expense	10,160	9,125	11,248
Non-cash (gain) loss on equity investments	(550)	780	5,691
Contingent consideration fair value adjustment	(2,266)	(3,550)	(736)
Other non-cash losses	1,693	6,954	4,379
Deferred income taxes	(2,687)	(14,110)	(9,490)
Gain on sale of discontinued operations	(46)	(177)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(82,382)	(6,532)	(7,437)
Inventories	(2,576)	(18,079)	(30,178)
Contract assets	(7,277)	(18,447)	(13,646)
Prepaid expenses and other assets	(2,495)	(229)	(930)
Accounts payable	(566)	(16,620)	(520)
Accrued expenses and other liabilities	(20,269)	4,472	7,908
Income taxes payable	(4,853)	811	(7,494)
Net cash provided by operating activities	196,148	205,205	180,213
Cash flows from investing activities:
Acquisition of property, plant and equipment	(91,032)	(105,357)	(119,938)
Acquisitions, net of cash acquired	(178,872)	(138,544)	(43,602)
Proceeds (settlement of working capital) from sale of discontinued operations, net	(950)	48,698	—
Other investing activities	123	(211)	173
Net cash used in investing activities	(270,731)	(195,414)	(163,367)
Cash flows from financing activities:
Principal payments of long-term debt	(667,710)	(6)	(415,938)
Proceeds from issuance of convertible notes, net of discount	977,500	—	486,250
Proceeds from revolving credit facility	307,000	274,500	383,103
Payments of revolving credit facility	(433,000)	(247,500)	(424,801)
Purchase of capped calls	(71,000)	—	(35,000)
Payment of debt issuance costs	(1,386)	(2,075)	(2,181)
Repurchases of common stock	(50,014)	—	—
Proceeds from the exercise of stock options	3,644	742	2,303
Tax withholdings related to net share settlements of restricted stock units	(16,918)	(10,938)	(3,098)
Payment of contingent consideration	—	—	(7,660)
Principal payments on finance leases	(5,924)	(10,723)	(1,182)
Other financing activities	1,366	9,321	190
Net cash provided by (used in) financing activities	43,558	13,321	(18,014)
Effect of foreign currency exchange rates on cash and cash equivalents	1,643	(243)	570
Net increase (decrease) in cash and cash equivalents	(29,382)	22,869	(598)
Cash and cash equivalents, beginning of year	46,543	23,674	24,272
Cash and cash equivalents, end of year	$17,161	$46,543	$23,674

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(in thousands)	2025	2024	2023
Total stockholders’ equity, beginning balance	$1,619,215	$1,519,042	$1,417,456

Common stock and additional paid-in capital
Balance, beginning of period	742,011	727,468	731,426
Stock awards exercised or vested	(13,249)	(10,224)	(991)
Stock-based compensation	23,224	24,767	23,283
Capped calls related to the issuance of convertible notes, net of tax	(53,130)	—	(26,250)
Partial conversion of convertible notes due 2028 and partial unwind of related capped calls, net of tax	68,413	—	—
Issuance of common stock for acquisition	3,989	—	—
Balance, end of period	771,258	742,011	727,468
Treasury stock
Balance, beginning of period	—	—	—
Treasury shares purchased	(76,872)	—	—
Balance, end of period	(76,872)	—	—
Retained earnings
Balance, beginning of period	891,247	771,351	680,701
Net income	102,808	119,896	90,650
Balance, end of period	994,055	891,247	771,351
Accumulated other comprehensive income (loss)
Balance, beginning of period	(14,043)	20,223	5,329
Other comprehensive income (loss)	72,245	(34,266)	14,894
Balance, end of period	58,202	(14,043)	20,223

Total stockholders’ equity, ending balance	$1,746,643	$1,619,215	$1,519,042

The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Integer Holdings Corporation (together with its consolidated subsidiaries, “Integer” or the “Company”) is a publicly traded corporation listed on the New York Stock Exchange under the symbol “ITGR.” Integer is one of the world’s largest medical device contract development and manufacturing organizations, primarily serving the cardio and vascular, neuromodulation, and cardiac rhythm management markets. The Company’s primary customers include large, multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Integer Holdings Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations.
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
Factoring Arrangements
The Company has receivable factoring arrangements, pursuant to which certain receivables may be sold on a non-recourse basis to financial institutions. Transactions under the receivables factoring arrangements are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s Consolidated Balance Sheets. Under these arrangements, the Company does not maintain any beneficial interest in the receivables sold. Once sold, the receivables are no longer available to satisfy creditors in the event of bankruptcy. Sale proceeds are reflected in Cash flows from operating activities on the Consolidated Statements of Cash Flows. Factoring fees are recorded in Selling, general, and administrative expenses in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2025 and December 31, 2024, the Company sold accounts receivable of $228.7 million and $231.0 million, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recorded factoring fees of $1.5 million, $1.7 million, and $1.1 million, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Supplier Financing Arrangements
The Company utilizes supplier financing arrangements with financial institutions to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale of, and are accounted for as a reduction to, accounts receivable. The agreements transfer control and risk related to the receivables to the financial institutions. The Company has no continuing involvement in the transferred receivables subsequent to the sale. Fees for supplier financing arrangements are recorded in Selling, general, and administrative expenses in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2025, 2024 and 2023, the Company sold and de-recognized accounts receivable of $173.7 million, $156.6 million and $139.4 million, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recorded costs associated with the supplier financing arrangements of $2.0 million, $2.2 million, and $1.8 million, respectively.
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
The Company completed its annual goodwill impairment test as of December 31, 2025 and determined, after performing a quantitative analysis of its reporting unit, that the fair value of the reporting unit exceeds its carrying amount.
Other Intangible Assets
Other intangible assets consist of purchased technology and patents, customer relationships and trademarks. Definite-lived intangible assets are amortized on an accelerated or straight-line basis, which approximates the projected cash flows used to determine the fair value of those definite-lived intangible assets at the time of acquisition, as follows: purchased technology and patents 5-20 years; customer relationships 7-20 years and other intangible assets 1-20 years. Certain trademark assets are considered indefinite-lived intangible assets and are not amortized. The Company expenses the costs incurred to renew or extend the term of intangible assets.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Derivative Financial Instruments
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments is generally limited to cash flow hedges to minimize foreign currency exposure on foreign currency transactions, which are typically designated in hedging relationships, and intercompany balances, which are not designated as hedging instruments. Under master agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, it has the right of set-off and is allowed to net settle transactions of the same type with a single net amount payable by one party to the other. Foreign currency contracts are recorded in the Consolidated Balance Sheets at fair value and the related gains or losses are deferred as a component of Accumulated other comprehensive income (loss) (“AOCI”) in the Consolidated Balance Sheets until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from AOCI to the Consolidated Statement of Operations on the same line item as the underlying transaction. In the event the forecasted transactions do not occur, or it becomes probable that they will not occur, the Company reclassifies any gain or loss on the related cash flow hedge to earnings in the respective period. Cash flows related to these derivative financial instruments are included in cash flows from operating activities. Foreign currency contracts not designated as hedging relationships are recorded in the Consolidated Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Statement of Operations.
Revenue Recognition
The majority of the Company’s revenues consist of sales of various medical devices and products to large, multinational OEMs and their affiliated subsidiaries. The Company considers the customer’s purchase order, which in some cases is governed by a long-term agreement, and the Company’s corresponding sales order acknowledgment as the contract with the customer. The majority of customers’ purchase orders and the Company’s corresponding sales order acknowledgments have an original expected duration of one year or less. Consideration payable to customers is included in the transaction price. In accordance with ASC 340-40-25-4, the Company expenses incremental costs of obtaining a contract when incurred because the amortization period is less than one year.
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
Product Warranties
The Company allows customers to return defective or damaged products for credit, replacement, or repair. The Company warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims, through Cost of Sales, based upon experience and other specific information as it becomes available. The product warranty liability is classified as Accrued expenses and other current liabilities on the Consolidated Balance Sheets. Adjustments to pre-existing estimated exposure for warranties are made as changes to the obligations become reasonably estimable. The Company’s product warranty liability totaled $0.7 million and $1.4 million as of December 31, 2025 and December 31, 2024, respectively.
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
All stock option awards granted under the Company’s compensation plans have an exercise price equal to the closing stock price on the date of grant, a ten-year contractual life and generally vest annually over a three-year vesting term. RSUs typically vest in equal annual installments over a 3 year period. RSUs issued to members of the Company’s Board of Directors as a portion of their annual retainer vest quarterly over a one-year vesting term. Earned PRSUs typically vest three years from the date of grant.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Defined Benefit Plans
The Company recognizes on its Consolidated Balance Sheets as an asset or liability the overfunded or underfunded status of its defined benefit plans provided to its employees located in Mexico and Switzerland. This asset or liability is measured as the difference between the fair value of plan assets, if any, and the benefit obligation of those plans. For these plans, the benefit obligation is the projected benefit obligation, which is calculated based on actuarial computations of current and future benefits for employees. Actuarial gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of AOCI on the Consolidated Balance Sheets. The Company records the service cost component of net benefit costs in Cost of sales and SG&A expenses. The interest cost component of net benefit costs is recorded in Interest expense and the remaining components of net benefit costs, amortization of net losses and expected return on plan assets, are recorded in Other loss, net.
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
The Company has foreign operations in the Dominican Republic, Ireland, Malaysia, Mexico, Switzerland, and Uruguay, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Dominican pesos, Euros, Malaysian ringgits, Mexican pesos, Swiss francs, and Uruguayan pesos. To the extent that monetary assets and liabilities, including short-term and long-term intercompany loans, are recorded in a currency other than the functional currency of the subsidiary, these amounts are remeasured each period at the period-end exchange rate, with the resulting gain or loss being recorded in Other loss, net in the Consolidated Statements of Operations. Net foreign currency transaction losses included in Other loss, net amounted to $6.1 million, $3.2 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, and primarily related to the fluctuation of the U.S. dollar relative to the Euro and the remeasurement of certain intercompany loans.
Earnings Per Share (“EPS”)
Basic EPS is calculated using the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the weighted average number of shares outstanding during the period plus, if dilutive, common stock equivalents outstanding during the period and stock issuable upon conversion of convertible debt instruments. The Company's common stock equivalents consist of shares issuable upon the release of RSUs and PRSUs and the incremental shares of common stock issuable upon the exercise of stock options. The dilutive effect of these common stock equivalents is reflected in diluted EPS by application of the treasury stock method. The dilutive effect of shares issuable upon conversion of convertible debt instruments are included in the calculation of diluted EPS under the if-converted method. The Company is required to settle the principal amount of its convertible debt instruments in cash and may elect to settle the remaining conversion obligation (the in-the-money portion) in cash, shares of the Common Stock, or a combination thereof. Therefore, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the convertible debt instrument. Note 16, “Earnings Per Share,” contains additional information on the computation of the Company’s EPS.
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
Accounting Guidance Adopted During the Period
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The ASU clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this ASU as of January 1, 2025. At adoption, there were no impacts to the condensed consolidated financial statements. See Note 9, “Debt,” for further detail.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements retrospectively to the all periods presented. Prior period disclosures have been adjusted to reflect the new disclosure requirements. See Note 13, “Income Taxes,” for further detail.
Accounting Guidance to be Adopted in Future Periods
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU improves GAAP by establishing authoritative guidance on the accounting for government grants received by business entities. This ASU is effective for fiscal years beginning after December 15, 2028, with early adoption permitted. The Company is evaluating the impact this ASU will have on its Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU will affect only the Company’s disclosures and will not impact its results of operations or financial condition. The Company is currently evaluating the timing of its adoption.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Biocoat Incorporated
On December 4, 2025, the Company acquired certain assets of Biocoat Incorporated (“Biocoat”). Prior to the acquisition, Biocoat was a privately-held manufacturer specializing in high value surface coating technology platforms, including UV and thermal cure hydrophilic coatings. The Company is based in Pennsylvania.
The total consideration transferred was $15.0 million, including contingent consideration, working capital and other purchase price adjustments. The Company recorded contingent consideration with an estimated acquisition date fair value of $7.0 million, representing the Company’s obligation, under the purchase agreement, to make an additional payment of up to $7.0 million based on specified operational milestones being met after close. The Company funded the cash portion of the purchase price with borrowings under its Revolving Credit Facility (as defined below).
Consistent with the Company’s tuck-in acquisition strategy, the acquisitions of Precision, VSi and Biocoat further increase the Company’s service offerings to include differentiated and proprietary coatings capabilities that position the Company to better meet customers’ evolving needs.
The Company has finalized the purchase price allocation for Precision and has preliminarily estimated fair values for the assets purchased and liabilities assumed as of the date of the VSi and Biocoat acquisitions. The determination of estimated fair value required management to make significant estimates and assumptions based on information that was available at the time that the condensed consolidated financial statements were prepared. The amounts reported are considered preliminary as the Company is completing the valuations that are required to allocate the purchase prices in areas such as property and equipment, intangible assets, liabilities and goodwill. As a result, the preliminary allocation of the purchase price may change in the future, including in ways which could be material.
During 2025, the Company recorded measurement period adjustments for Precision related to revisions of the preliminary fair value estimates of certain acquired property, plant and equipment, resulting in an increase of $0.7 million to property, plant and equipment and a corresponding decrease to goodwill. Other measurement period adjustments recorded during 2025 were not material. The changes to the preliminary fair value estimates resulting from the measurement period adjustments recorded during 2025 did not have a material impact to the Company’s Consolidated Statements of Operations.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2.)    BUSINESS ACQUISITIONS (Continued)
In connection with the Precision, VSi and Biocoat acquisitions, during the year ended December 31, 2025, the Company incurred direct acquisition-related costs of $2.7 million, which includes an aggregate net benefit of $1.4 million recorded during 2025 to adjust the fair value of acquisition-related contingent consideration liabilities related to the those acquisitions. See Note 18, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration.
The following table summarizes the final purchase price for Precision and preliminary purchase price allocations for VSi and Biocoat (in thousands):

	Precision	VSi	Biocoat	Total
Fair value of net assets acquired
Current assets (excluding inventory)	$11,609	$1,982	$—	$13,591
Inventory	4,019	1,018	—	5,037
Property, plant and equipment	13,674	2,732	1,043	17,449
Goodwill	50,823	5,265	10,344	66,432
Intangible assets:
Customer relationships	52,000	7,700	520	60,220
Technology	20,700	5,900	3,100	29,700
Operating lease assets	13,862	1,505	128	15,495
Other noncurrent assets	43	—	—	43
Current liabilities	(4,341)	(883)	(87)	(5,311)
Operating lease liabilities (noncurrent)	(8,922)	(1,256)	(47)	(10,225)
Fair value of net assets acquired	$153,467	$23,963	$15,001	$192,431
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
Goodwill
The excess of the purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The goodwill resulting from the transaction is primarily attributable to future customer relationships and the assembled workforce of the acquired business. The goodwill acquired in connection with the Precision and VSi acquisitions is deductible for tax purposes

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2.)    BUSINESS ACQUISITIONS (Continued)
Intangible Assets
The purchase price allocated to definite-lived intangible assets for all 2025 acquisitions was follows (dollars in thousands):

	Fair Value Assigned	Weighted Average Amortization Period (Years)	Weighted Average Discount Rate
Customer relationships	$60,220	16	12.9%
Technology	29,700	12.1	12.7%
Customer Relationships - Customer relationships represent the estimated fair value of contractual and non-contractual customer relationships Precision, VSi and Biocoat each had as of the acquisition date. These relationships were valued separately from goodwill at the amount that an independent third party would be willing to pay for these relationships. The fair value of customer relationships was determined using the multi-period excess-earnings method, a form of the income approach. For both acquisitions, the estimated useful life of the existing customer base was based upon the historical customer annual attrition rate of 5.0%, as well as management’s understanding of the industry and product life cycles.
Technology - Technology consists of technical processes, patented and unpatented technology, manufacturing know-how, trade secrets and the understanding with respect to products or processes that have been developed by Precision, VSi and Biocoat and that will be leveraged in current and future products. The fair value of technology acquired was determined utilizing the relief from royalty method, a form of the income approach, with royalty rates ranging from 5.0% to 8.0%. The estimated useful life of the technology is based upon management’s estimate of the product life cycle associated with the technology before it will be replaced by new technologies.
Contingent Consideration (Earnouts) - As part of the Precision, VSi and Biocoat acquisitions, the Company may be required to pay additional consideration based on a specified milestones. For Precision, the Company would have been required to pay up to an additional $5.0 million of consideration based on a specified revenue growth milestone being met in 2025. The revenue growth milestone for Precision was not met for 2025 and the Company determined that no additional consideration was required to be paid. For VSi, the Company may be required to pay up to additional $4.0 million of consideration, in the aggregate, based on specified annual revenue growth milestones being met through 2028. For Biocoat, the Company may be required to pay $7.0 million of consideration based upon specified operational milestones being met after close. Any amounts earned under the earnouts will be paid in cash following the conclusion of each respective period. The contingent consideration is classified as Level 3 in the fair value hierarchy. The fair value the Precision and VSi contingent consideration is measured based on a probability-weighted discounted cash flow analysis. The fair value of the Biocoat contingent consideration is equal to its undiscounted cash flow due to the probability and expected completion of the operational milestone within the first twelve months. See Note 18, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration.
2024 Acquisition
On January 5, 2024, the Company acquired 100% of the outstanding capital stock of Pulse Technologies, Inc. (“Pulse”), a privately-held technology, engineering and contract manufacturing company focused on complex micro machining of medical device components for high growth structural heart, heart pump, electrophysiology, leadless pacing, and neuromodulation markets. Based in Pennsylvania, Pulse also provides proprietary advanced technologies, including hierarchical surface restructuring (HSRTM), scratch-free surface finishes, and titanium nitride coatings. Consistent with the Company’s tuck-in acquisition strategy, the acquisition of Pulse further increases the Company’s end-to-end development capabilities and manufacturing footprint in targeted growth markets and provides customers with expanded capabilities, capacity and resources to accelerate the time to market for customer products. The Company funded the purchase price with borrowings under its Revolving Credit Facility. During the year ended December 31, 2024, the Company incurred direct acquisition-related costs of $2.5 million related to the Pulse acquisition.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2.)    BUSINESS ACQUISITIONS (Continued)
The final purchase price allocation was as follows (in thousands):

Fair value of net assets acquired
Current assets (excluding inventory)	$7,456
Inventory	8,612
Property, plant and equipment	25,950
Goodwill	38,058
Intangible assets:
Customer relationships	48,000
Technology	16,000
Finance lease assets	7,964
Current liabilities	(1,760)
Finance lease liabilities	(7,936)
Fair value of net assets acquired	$142,344
2023 Acquisition
Effective as of October 1, 2023, the Company acquired substantially all of the assets and assumed certain liabilities of InNeuroCo, Inc. (“InNeuroCo”), a privately-held company based in Florida. InNeuroCo was a recognized leader in neurovascular catheter innovation with strong development and manufacturing capabilities. InNeuroCo’s expertise and highly differentiated neurovascular catheter innovation complements the Company’s existing capabilities and market focus. Consistent with the Company’s strategy, the addition of InNeuroCo further increases Integer’s ability to provide enhanced solutions to its customers in the neurovascular catheter space. The Company funded the purchase price with borrowings under its Revolving Credit Facility. During the year ended December 31, 2023, the Company incurred direct acquisition-related costs of $0.8 million related to the InNeuroCo acquisition.
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
The final purchase price allocation was as follows (in thousands):

Fair value of net assets acquired
Current assets (excluding inventory)	$8,471
Inventory	5,376
Property, plant and equipment	3,436
Goodwill	19,442
Intangible assets:
Customer relationships	4,000
Technology	5,200
Operating lease assets	2,072
Current liabilities	(2,331)
Operating lease liabilities	(1,157)
Fair value of net assets acquired	$44,509

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2.)    BUSINESS ACQUISITIONS (Continued)
Actual and Pro Forma (unaudited) disclosures
The following table presents (in thousands) unaudited pro forma financial information for the years ended December 31, 2024 and 2023, as if Precision, Pulse, and InNeuroCo had been included in the Company’s financial results as of the beginning of fiscal year 2024, 2023 and 2022, respectively, through the date of acquisition. Pro forma results for VSi and Biocoat have not been presented as their results are not material in relation to the consolidated financial statements of the Company. Actual results for each acquired business are included in the Company’s consolidated results subsequent to the date of acquisition (in thousands):

	2024	2023
Sales	$1,773,860	$1,616,952
Income from continuing operations	109,963	78,050
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
From the date of acquisition through the year ended December 31, 2025, sales related to Precision, VSi and Biocoat were $58.7 million, and earnings were not material. As of the closing date, the Company began to immediately integrate the 2025 acquisitions into existing operations and management structure, making it impracticable to determine the post-acquisition earnings on a standalone basis. From the date of acquisition through the year ended December 31, 2024, sales related to Pulse were $41.7 million. From the date of acquisition through the year ended December 31, 2023, sales related to InNeuroCo were $5.2 million, and earnings were not material.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3.)    DISCONTINUED OPERATIONS
On October 31, 2024, the Company completed the sale of 100% of the issued and outstanding shares of common stock of Electrochem Solutions, Inc. (“Electrochem”), a wholly owned subsidiary of the Company, collecting cash proceeds of $48.7 million, which is net of transaction costs and adjustments set forth in the stock purchase agreement. The Electrochem business focused on non-medical applications for the energy, military and environmental sectors. Upon the signing of the stock purchase agreement on September 27, 2024, the Electrochem business qualified as a discontinued operation.
In connection with the closing of the transaction, the Company recognized a pre-tax gain on sale of discontinued operations of $0.9 million, of which $0.8 million was recorded during the year ended December 31, 2024. During 2025, the Company paid $1.0 million to the purchaser related to a final working capital adjustment.
Income (loss) from discontinued operations, net of tax, were as follows (in thousands):

	2025	2024	2023
Sales	$—	$27,227	$41,017
Cost of sales	68	22,123	32,617
Gross profit	(68)	5,104	8,400
SG&A expenses	—	2,239	2,448
Research, development and engineering costs	—	1,485	1,804
Restructuring and other charges	—	678	141
Interest expense	—	2,340	2,095
Gain on sale of discontinued operations	(46)	(822)	—
Income (loss) from discontinued operations before taxes	(22)	(816)	1,912
Provision for income taxes	—	341	405
Income (loss) from discontinued operations, net of tax	$(22)	$(1,157)	$1,507
The Company elected to allocate interest expense to discontinued operations for the Company's debt that is not directly attributed to the Electrochem business based on a ratio of net assets of discontinued operations to the sum of consolidated net assets and consolidated debt.
Cash flow information from discontinued operations was as follows (in thousands):

	2024	2023
Cash provided by operating activities	$3,138	$6,993
Cash used in investing activities (all capital expenditures)	(783)	(514)
Depreciation and amortization	974	1,211

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following represents supplemental cash flow information, including supplemental information related to discontinued operations, for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Non-cash investing and financing activities:
Property, plant and equipment purchases included in accounts payable and non-cash leases incurred	$25,789	$15,345	$21,044
Common stock issued for conversion of debt	183,972	—	—
Common stock received under capped call upon conversion of debt	26,858	—	—
Write-off of unamortized deferred costs and original issued discount upon conversion of debt included in Additional paid in capital	5,124	—	—
Common stock issued for acquisition	3,989	—	—
Cash paid for interest(a)	32,407	54,167	37,701
__________
(a)Excludes cash paid for interest on finance leases. See Note 15, “Leases,” for cash paid for interest on finance leases.
(5.)     INVENTORIES
Inventories comprise the following (in thousands):

	December 31,
	2025	2024
Raw materials	$94,131	$104,620
Work-in-process	143,467	126,810
Finished goods	16,141	15,696
Total	$253,739	$247,126

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6.)     PROPERTY, PLANT AND EQUIPMENT, NET
PP&E comprises the following (in thousands):

	December 31,
	2025	2024
Manufacturing machinery and equipment	$580,863	$508,869
Buildings and building improvements	183,504	159,974
Information technology hardware and software	86,513	80,994
Leasehold improvements	115,669	102,988
Furniture and fixtures	18,323	16,902
Land and land improvements	12,499	11,809
Construction work in process	106,465	84,891
Other	1,628	1,552
	1,105,464	967,979
Accumulated depreciation	(569,037)	(502,181)
Total	$536,427	$465,798
Depreciation expense for PP&E was as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Cost of sales	$53,880	$44,927	$35,569
SG&A	4,570	4,611	4,415
RD&E	3,152	2,981	3,450
Restructuring and other charges	—	349	—
Total depreciation expense	$61,602	$52,868	$43,434

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
See Note 2, “Business Acquisitions,” for a further description of the goodwill and intangible assets resulting from the Company’s acquisitions.
Goodwill
The changes in the carrying amount of goodwill during the years ended December 31, 2025 and 2024 was as follows (in thousands):

Total
December 31, 2023	$994,007
Pulse acquisition (Note 2)	38,094
Pulse acquisition-related adjustments (Note 2)	(36)
InNeuroCo acquisition-related adjustments (Note 2)	(1,547)
Foreign currency translation	(12,789)
December 31, 2024	1,017,729
2025 acquisitions (Note 2)	67,096
Precision and VSi acquisition-related adjustments (Note 2)	(664)
Foreign currency translation	26,747
December 31, 2025	$1,110,908
As of December 31, 2025, no accumulated impairment loss has been recognized for the Company’s goodwill.
Intangible Assets
Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2025
Definite-lived:
Purchased technology and patents	$329,690	$(228,469)	$101,221
Customer relationships	957,239	(334,989)	622,250
Amortizing tradenames and other	20,083	(8,407)	11,676
Total amortizing intangible assets	$1,307,012	$(571,865)	$735,147
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2024
Definite-lived:
Purchased technology and patents	$293,164	$(204,591)	$88,573
Customer relationships	870,692	(284,104)	586,588
Amortizing tradenames and other	20,002	(7,165)	12,837
Total amortizing intangible assets	$1,183,858	$(495,860)	$687,998
Indefinite-lived:
Trademarks and tradenames			$90,288
Included in the Company’s indefinite-lived intangible assets are the Lake Region Medical and Greatbatch Medical tradenames with carrying values of $70.0 million and $20.3 million, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)
Aggregate intangible asset amortization expense comprises the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Cost of sales	$19,764	$17,451	$15,921
SG&A	44,584	37,163	36,270
Restructuring and other charges	—	—	638
Total intangible asset amortization expense	$64,348	$54,614	$52,829
Estimated future intangible asset amortization expense based upon the carrying value as of December 31, 2025 is as follows (in thousands):

	2026	2027	2028	2029	2030	After 2030
Amortization expense	$63,500	$60,573	$59,049	$56,780	$53,265	$441,980
(8.)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprise the following (in thousands):

	December 31,
	2025	2024
Salaries and benefits	$38,875	$34,921
Profit sharing and bonuses	26,599	36,795
Short-term finance lease liabilities	7,843	4,561
Contingent consideration	7,000	—
Accrued interest	6,442	4,201
Contract liabilities	5,213	4,440
Financing agreements	5,163	3,748
Income taxes payable	3,248	2,978
Product warranties	716	1,410
Cash flow hedges	77	6,091
Other	8,636	9,178
Total	$109,812	$108,323

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9.)     DEBT
Long-term debt comprises the following (in thousands):

	December 31, 2025			December 31, 2024
	Principal Amount	Discounts and Deferred Issuance Costs	Net Carrying Amount	Principal Amount	Discounts and Deferred Issuance Costs	Net Carrying Amount
Senior Secured Credit Facilities:
Revolving credit facilities	$—	$—	$—	$126,000	$—	$126,000
Term loan A	91,000	(221)	90,779	375,000	(1,302)	373,698
2028 Convertible Notes	116,284	(1,542)	114,742	499,994	(9,539)	490,455
2030 Convertible Notes	1,000,000	(20,342)	979,658	—	—	—
Total	$1,207,284	$(22,105)	$1,185,179	$1,000,994	$(10,841)	$990,153
Current portion of long-term debt			—			(10,000)
Long-term debt			$1,185,179			$980,153
In September 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), governing the Company’s senior secured credit facilities (the “Senior Secured Credit Facilities”). As of December 31, 2025, the Senior Secured Credit Facilities consists of a revolving credit facility (the “Revolving Credit Facility”) and a “term A” loan (the “TLA Facility”). In February 2023, the Company issued $500 million aggregate principal amount of 2.125% Convertible Senior Notes due in 2028 (the “2028 Convertible Notes”). In March 2025, the Company issued $1.0 billion aggregate principal amount of 1.875% Convertible Senior Notes due in 2030 (the “2030 Convertible Notes”).
Senior Secured Credit Facilities
Revolving Credit Facility
The Revolving Credit Facility matures on February 15, 2028. As of December 31, 2025, the Company had available borrowing capacity on the Revolving Credit Facility of $794.7 million after giving effect to $5.3 million of outstanding standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at a rate based on the secured overnight financing rate for the applicable interest period plus an adjustment of 0.10% per annum, in relation to any loan in U.S. dollars, and the Euro Interbank Offered Rate, in relation to any loan in Euros, plus a margin based on the Company’s Secured Net Leverage Ratio (as defined in the 2021 Credit Agreement). In addition, the Company is required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility, which ranges between 0.15% and 0.25%, depending on the Company’s Secured Net Leverage Ratio. As of December 31, 2025, the commitment fee on the unused portion of the Revolving Credit Facility was 0.15%.
Term Loan Facilities
The TLA Facility matures on February 15, 2028, and requires quarterly installments. The quarterly principal installments under the TLA Facility increase over the term of the loan. The interest rate terms for the TLA Facility are the same as those described above for the Revolving Credit Facility borrowings in U.S. dollars. During 2025, the Company prepaid the required quarterly principal installments under the TLA Facility through maturity. In connection with the partial repayments of the TLA Facility, the Company incurred a $0.9 million loss on extinguishment of debt from the write-off of a portion of the remaining deferred debt issuance costs, which were expensed and included in Interest expense during 2025. As of December 31, 2025, the interest rate on the TLA Facility was 5.07%.
Covenants
The Senior Secured Credit Facilities agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require that (i) the Company maintain a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following qualified acquisitions, but shall not exceed 5.50:1.00 and (ii) the Company maintain an interest coverage ratio of at least 2.50:1.00. As of December 31, 2025, the Company was in compliance with these financial covenants.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9.)     DEBT (Continued)
Contractual maturities under the Senior Secured Credit Facilities as of December 31, 2025 are as follows (in thousands):

	2026	2027	2028
Future minimum principal payments	$—	$—	$91,000
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
The Company determined that the exchange of the 2028 Convertible Notes in the Note Exchange Transactions met the criteria to be accounted as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). As a result of the induced conversion, the Company recorded $46.7 million in induced conversion expense within Other loss, net in the Consolidated Statements of Operations. The induced conversion expense represents the fair value of the consideration issued in the Note Exchange Transactions upon conversion in excess of the fair value of the securities issuable under the original terms of the 2028 Convertible Notes.
Contemporaneously with the Note Exchange Transactions, the Company and the financial institutions party to the 2028 Capped Calls agreed to terminate a portion of the 2028 Capped Calls (as defined below) in a notional amount corresponding to the amount of 2028 Convertible Notes exchanged in the Note Exchange Transactions. In connection herewith, the Company received 436,963 shares of Common Stock, the fair value of the terminated portion of the 2028 Capped Calls, upon settlement. As these transactions met certain accounting criteria, the partial redemption of the 2028 Capped Calls was recorded as an adjustment to additional paid-in capital (see Capped Call Transactions below). The terms of the remaining 2028 Capped Calls remain unchanged.
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
Debt discount and issuance costs related to the 2030 Convertible Notes were $23.9 million, including $22.5 million of discount and $1.4 million of new debt issuance costs related to the 2030 Convertible Notes. The debt discount and issuance costs are amortized as interest expense using the effective interest method over the term of the 2030 Convertible Notes. The effective interest rate of the 2030 Convertible Notes was 2.38% as of December 31, 2025.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9.)     DEBT (Continued)
As of December 31, 2025, the conditions allowing holders of the 2030 Convertible Notes to convert had not been met and, therefore, the 2030 Convertible Notes are classified as a long-term liability on the Consolidated Balance Sheets at December 31, 2025.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9.)     DEBT (Continued)
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
As of December 31, 2025, the conditions allowing holders of the 2028 Convertible Notes to convert had not been met and, therefore, the 2030 Convertible Notes are classified as a long-term liability on the Consolidated Balance Sheets at December 31, 2025.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9.)     DEBT (Continued)
Capped Call Transactions
Capped Calls
In connection with the issuance of the 2028 Convertible Notes and 2030 Convertible Notes, the Company entered into privately negotiated capped calls (the “2028 Capped Calls” and “2030 Capped Calls”) (collectively, the “Capped Calls”) with certain financial institutions. The Capped Calls are expected generally to reduce the potential dilution to the Common Stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
The initial strike price and cap price of the 2030 Capped Calls is $150.96 per share and $189.44 per share, respectively, of common stock, and are subject to customary anti-dilution adjustments under the terms of the 2030 Capped Calls. The initial strike price and cap price of the 2028 Capped Calls is $87.20 per share and $108.59 per share, respectively, of common stock, and are subject to customary anti-dilution adjustments under the terms of the 2028 Capped Calls.
For accounting purposes, the Capped Calls are separate transactions, and not integrated with the issuance of the Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The Convertible Notes and the Capped Calls will be integrated for tax purposes. The accounting impact of this tax treatment results in the Capped Calls being deductible as original issue discount for tax purposes over the term of the Convertible Notes, generating a deferred tax asset which is recognized through equity. The cost to the Company of the 2030 Capped Calls was $71.0 million, which was recorded, net of a deferred tax asset of $17.9 million, as a reduction to additional paid-in capital.
As noted above, a portion of the 2028 Capped Calls were terminated in conjunction with the Note Exchange Transactions. The fair value of the terminated portion of the 2028 Capped Calls was $26.9 million, which was recorded as an increase to additional paid-in capital. The Company also recorded income tax expense of $4.1 million and a corresponding reduction to the deferred tax asset associated with the terminated portion of the 2028 Capped Calls.
Deferred Debt Issuance Costs and Discounts
The change in deferred debt issuance costs related to the Company’s Revolving Credit Facility during the year ended December 31, 2025 was as follows (in thousands):

December 31, 2024	3,418
Amortization during the period	(1,109)
December 31, 2025	$2,309
The change in debt discount and deferred debt issuance costs related to the TLA Facility and Convertible Notes during the year ended December 31, 2025 was as follows (in thousands):

	Deferred Debt Issuance Costs	Debt Discount	Total
December 31, 2024	2,055	8,786	10,841
Financing costs incurred	1,386	22,500	23,886
Write-off of deferred debt issuance costs and unamortized discount(a)	(1,433)	(6,308)	(7,741)
Amortization during the period	(487)	(4,394)	(4,881)
December 31, 2025	$1,521	$20,584	$22,105
__________
(a) Includes deferred debt issuance costs and unamortized discount of $0.5 million and $6.3 million, respectively, which were written off upon conversion of the 2028 Convertible Notes and recognized, net of a deferred tax asset of $1.7 million, as a reduction of additional paid-in capital.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10.)     BENEFIT PLANS
Savings Plan
The Company sponsors a defined contribution 401(k) plan (the “Plan”) for its U.S. based employees. The Plan provides for the deferral of employee compensation under Internal Revenue Code §401(k) and a Company match. The Company matches $0.50 per dollar of each participant’s deferral made to the Plan up to 6% of their compensation, subject to Internal Revenue Service guidelines. Contributions from employees, as well as those matched by the Company, vest immediately. Net costs related to defined contribution plans for 2025, 2024 and 2023 were $12.0 million, $10.8 million and $9.5 million, respectively.
Defined Benefit Plans
The Company is required to provide its employees located in Switzerland and Mexico certain statutorily mandated defined benefits. Under these plans, benefits accrue to employees based upon years of service, position, age and compensation. The defined benefit pension plan provided to the Company’s employees located in Switzerland is a funded contributory plan, while the plans that provide benefits to the Company’s employees located in Mexico are unfunded and noncontributory. The assets of the Switzerland plan are held at an AA- rated insurance carrier who bears the pension risk and longevity risk, and will be used to cover the pension liability for the remaining retirees of the Swiss plan, as well as the remaining employees at that location. The liability and corresponding expense related to these benefit plans is based on actuarial computations of current and future benefits for employees. The aggregated projected benefit obligation for these plans was $3.6 million and $2.9 million as of December 31, 2025 and December 31, 2024, respectively. Net periodic pension cost for 2025, 2024 and 2023 was $0.9 million, $0.6 million and $0.6 million, respectively. Over the next ten years, the Company expects gross benefit payments to be $1.8 million in total for the years 2026 through 2030, and $3.1 million in total for the years 2031 through 2035.
Non-qualified Deferred Compensation Plan
The Company maintains an unfunded, nonqualified deferred compensation plan (the “Restoration Plan”) for the benefit of certain members of management and other highly compensated employees. The deferred compensation liability for the Restoration Plan was $2.6 million and $1.8 million at December 31, 2025 and December 31, 2024, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets. Net costs related to the Restoration Plan for 2025, 2024 and 2023 were $0.5 million, $0.4 million and $0.2 million, respectively.
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
As of December 31, 2025, the Company’s outstanding stock-based compensation plans and agreements include the 2021 Omnibus Incentive Plan (the “2021 Plan”), 2016 Stock Incentive Plan (the “2016 Plan”), 2011 Stock Incentive Plan (the “2011 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”). The 2021 Plan replaced the 2016 Plan and the Company ceased granting any new awards under the 2016 Plan. The number of shares initially reserved for issuance under the 2021 Plan was (i) 1,450,000 plus (ii) the total number of shares of common stock available for issuance under the 2016 Plan, plus (iii) any shares of common stock that are subject to awards forfeited, cancelled, expired, terminated or otherwise lapsed or settled in cash, in whole or in part, without the delivery of shares under the 2016 Plan. The 2011 Plan and 2009 Plan have expired and no awards are available for issuance under these expired plans. As of December 31, 2025, there were 772,585 shares available for future grants under the 2021 Plan.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11.)     STOCK-BASED COMPENSATION (Continued)
Stock-based Compensation Expense
The classification of stock-based compensation expense in the accompanying Consolidated Statements of Operations was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
RSUs and PRSUs	$23,224	$24,515	$23,108
Discontinued operations	—	252	175
Total stock-based compensation expense	$23,224	$24,767	$23,283

Cost of sales	$4,230	$3,881	$3,694
SG&A	17,856	19,415	18,189
RD&E	1,160	1,153	1,152
Restructuring and other charges	(22)	66	73
Discontinued operations	—	252	175
Total stock-based compensation expense	$23,224	$24,767	$23,283

Income tax benefit recognized for stock-based compensation arrangements	$7,429	$5,096	$3,667
Stock Options
There were no stock options granted during 2025, 2024 or 2023. The following table summarizes stock option activity during the year ended December 31, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	130,083	$39.63
Exercised	(109,854)	40.02
Outstanding at December 31, 2025	20,229	$37.48	1.2	$0.8
Vested and exercisable at December 31, 2025	20,229	$37.48	1.2	$0.8
Intrinsic value is calculated for in-the-money options (exercise price less than market price) as the difference between the market price of $78.43, which was the closing price of the Company’s common stock as of December 31, 2025, and the weighted average exercise price of the underlying stock options, multiplied by the number of options outstanding and/or exercisable. Shares are distributed from the Company’s authorized but unissued reserve upon the exercise of stock options. As of December 31, 2025, there was no unrecognized compensation cost related to stock options.
The following table provides certain information relating to the exercise of stock options during 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Intrinsic value	$9,183	$2,007	$3,670
Cash received	3,644	742	2,303
Actual tax benefit for the tax deductions from the exercise of options	2,204	482	881

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11.)     STOCK-BASED COMPENSATION (Continued)
Restricted Stock Units
The following table summarizes RSU activity during the year ended December 31, 2025:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	313,404	$88.36
Granted	155,508	128.71
Vested	(148,496)	89.59
Forfeited	(24,032)	108.63
Nonvested at December 31, 2025	296,384	$107.27
As of December 31, 2025, there was $16.0 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years. The fair value of RSU shares that vested during 2025, 2024 and 2023 was $19.6 million, $17.3 million and $9.1 million, respectively. The weighted average grant date fair value of RSUs granted during 2025, 2024 and 2023 was $128.71, $81.39 and $79.03, respectively.
Performance Restricted Stock Units
The following table summarizes PRSU activity during the year ended December 31, 2025:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	237,898	$88.95
Granted	65,974	149.99
Performance adjustment(a)	76,520	83.36
Vested	(153,040)	83.36
Forfeited	(11,967)	96.31
Nonvested at December 31, 2025	215,385	$109.23
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
At December 31, 2025, there was $9.4 million of total unrecognized compensation cost related to unvested PRSUs, which is expected to be recognized over a weighted-average period of approximately 1.7 years. The fair value of PRSU shares vested during 2025 and 2024 was $21.9 million and $19.8 million, respectively. The weighted average grant date fair value of PRSUs granted during 2025, 2024 and 2023 was $149.99, $110.54 and $74.32, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11.)     STOCK-BASED COMPENSATION (Continued)
The grant-date fair values of the market-based portion of the PRSUs granted during 2025, 2024 and 2023 were determined using the Monte Carlo valuation model on the date of grant. The weighted average fair value and assumptions used to value the TSR portion of the PRSUs granted are as follows:

	2025	2024	2023
Weighted average fair value	$162.62	$117.96	$74.29
Risk-free interest rate	4.29%	4.13%	3.79%
Expected volatility	33%	34%	46%
Expected life (in years)	3.0	3.0	3.0
Expected dividend yield	—%	—%	—%
The valuation of the TSR portion of the PRSUs granted during 2025, 2024 and 2023 also reflects a weighted average illiquidity discount of 8.78%, 8.00% and 11.23%, respectively, related to the period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.
(12.)     RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges comprise the following (in thousands):

	2025	2024	2023
Restructuring charges	$2,284	$4,013	$5,874
Acquisition and integration costs	8,165	8,941	3,444
Other general expenses (gains)	7,426	(805)	2,110
Total restructuring and other charges	$17,875	$12,149	$11,428
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
2022 OE Initiatives - Costs related to the Company’s 2022 OE initiatives primarily included termination benefits. As of December 31, 2025, total restructuring and restructuring-related charges incurred since inception were $11.9 million. These actions were substantially complete at the end of 2025.
Strategic reorganization and alignment
The Company’s strategic reorganization and alignment (“SRA”) initiatives primarily include those that align resources with market conditions and the Company’s strategic direction in order to enhance the profitability of its portfolio of products.
2021 SRA Initiatives - During the fourth quarter of 2021, the Company initiated plans to exit certain markets to enhance profitability and reallocate manufacturing capacity needed to support the Company’s overall growth plans. Costs related to the Company’s 2021 SRA Initiatives primarily included termination benefits. As of December 31, 2025, total charges incurred since inception were $6.2 million. These actions were completed at the end of 2025.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12.)     RESTRUCTURING AND OTHER CHARGES (Continued)
Global Manufacturing Alignment - In 2025, the Company commenced an initiative designed to leverage its global footprint and scale to consolidate certain operations with the purpose of improving operating efficiency, expanding capacity to enable sustained long-term growth, and to more efficiently meet customer needs. The Company estimates that it will incur aggregate pre-tax charges in connection with this initiative of between approximately $25 million and $30 million, the majority of which are expected to be cash expenditures. Costs related to this initiative will primarily comprise costs to relocate equipment and inventory, termination benefits, professional fees, and compensation and benefits for associates dedicated to the initiative. As of December 31, 2025, total restructuring and restructuring-related charges incurred since inception were $3.0 million. These actions are expected to be substantially complete by the end of 2035.
Research and Product Development Alignment – In 2023, the Company commenced an initiative to consolidate certain research and product development operations to more efficiently meet customer needs. The Company will be consolidating existing facilities in Israel and Ireland primarily to a new facility in Ireland. The Company estimates that it will incur aggregate pre-tax charges in connection with this initiative of between approximately $7 million and $8 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s Research and Product Development Alignment initiative primarily include asset disposal and impairment charges and termination benefits. As of December 31, 2025, total restructuring and restructuring-related charges incurred since inception were $6.8 million. These actions are expected to be substantially complete by the end of 2026.
2022 MASG - In 2022, the Company initiated plans to relocate manufacturing of certain products. The Company estimates that it will incur aggregate pre-tax charges in connection with the 2022 MASG initiatives of between approximately $6 million and $7 million, the majority of which are expected to be cash expenditures. Costs related to the Company’s 2022 MASG initiative primarily include non-labor costs to relocate equipment and inventory, as well as other costs related to the closure and relocation of certain manufacturing operations. As of December 31, 2025, total restructuring and restructuring-related charges incurred since inception were $5.8 million. These actions are expected to be substantially complete by the end of 2026.
The following table comprises restructuring and restructuring-related charges by classification in the accompanying Consolidated Statements of Operations (in thousands):

	2025	2024	2023
Restructuring charges:
Restructuring and other charges	$2,284	$4,013	$5,874
Restructuring-related expenses(a):
Cost of sales	7,328	2,170	1,633
Selling, general and administrative	513	942	1,775
Research, development and engineering	68	130	667
Total restructuring and restructuring-related charges	$10,193	$7,255	$9,949
__________
(a) Restructuring-related expenses primarily include non-labor costs to relocate equipment and inventory, retention bonuses, consulting expenses and professional fees.
Restructuring reserves are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. The following table summarizes the activity for restructuring reserves for the year ended December 31, 2025 (in thousands):

	Operational excellence initiatives	Strategic reorganization and alignment	Manufacturing alignment to support growth	Total
December 31, 2024	$690	$115	$—	$805
Charges incurred, net of reversals	756	677	851	2,284
Cash payments	(1,324)	(782)	(824)	(2,930)
December 31, 2025	$122	$10	$27	$159

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12.)     RESTRUCTURING AND OTHER CHARGES (Continued)
Acquisition and integration costs
Acquisition and integration costs primarily consist of professional fees directly related to completed and contemplated business acquisitions and costs to integrate the systems, processes and organizations acquired. During 2025, 2024 and 2023, acquisition and integration costs included incremental benefits of $2.3 million, $3.6 million and $0.7 million, respectively, related to adjustments to the fair value of acquisition-related contingent consideration liabilities. See Note 18, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration.
Acquisition and integration costs comprise the following (in thousands):

	2025	2024	2023
Acquisition costs	$1,825	$5,502	$693
Integration costs	6,340	3,439	2,751
Acquisition and integration costs	$8,165	$8,941	$3,444

Fair value adjustments included in acquisition costs	$(2,266)	$(3,550)	$(736)
Other general expenses
During 2025, the Company incurred $6.9 million of expense related to termination benefits from actions to align labor with manufacturing volumes. In addition, during 2024 and 2023 the Company recorded $(1.2) million and $2.0 million, respectively, of property loss (recoveries) relating to property damage which occurred in the fourth quarter of 2023 at one of its manufacturing facilities. Other general expenses for 2025, 2024 and 2023 also include gains and losses in connection with the disposal of property, plant and equipment.
(13.)     INCOME TAXES
Income from continuing operations before income taxes consisted of the following (in thousands):

	2025	2024	2023
U.S.	$35,980	$55,571	$29,089
Foreign	89,416	91,992	76,293
Total income from continuing operations before income taxes	$125,396	$147,563	$105,382
The provision for income taxes from continuing operations comprises the following (in thousands):

	2025	2024	2023
Current:
Federal	$5,876	$18,309	$11,072
State	1,901	1,655	1,292
Foreign	17,476	19,476	13,140
	25,253	39,440	25,504
Deferred:
Federal	(2,448)	(9,456)	(7,262)
State	(290)	(245)	(132)
Foreign	51	(3,229)	(1,871)
	(2,687)	(12,930)	(9,265)
Total provision for income taxes	$22,566	$26,510	$16,239

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13.)     INCOME TAXES (Continued)
The provision for income taxes from continuing operations differs from the U.S. statutory rate due to the following:

		2025		2024		2023
US federal statutory tax rate		$26,333	21.0%	$30,988	21.0%	$22,130	21.0%
Domestic federal
Tax credits
R&D tax credits		(7,523)	(6.0)%	(5,380)	(3.6)%	(4,465)	(4.2)%
Foreign tax credit		(558)	(0.4)%	(463)	(0.3)%	(572)	(0.5)%
Nontaxable or nondeductible items
Tax benefits on share-based payments		(5,843)	(4.7)%	(2,519)	(1.7)%	(375)	(0.4)%
Nondeductible covered employee compensation		5,637	4.5%	4,025	2.7%	2,222	2.1%
Nondeductible convertible debt inducement expense		9,277	7.4%	—	—%	—	—%
Other		219	0.2%	(446)	(0.3)%	205	0.2%
Effect of cross-border tax laws
GILTI, net of GILTI FTC		1,879	1.5%	2,614	1.8%	2,224	2.1%
Foreign-derived intangible income		(3,316)	(2.6)%	(2,763)	(1.9)%	(3,087)	(2.9)%
Foreign royalty income		1,365	1.1%	1,418	1.0%	1,349	1.3%
Other		494	0.4%	299	0.2%	354	0.3%
Changes in valuation allowances		(1,100)	(0.9)%	86	0.1%	817	0.8%
Enactment of new tax laws or rates		—	—%	—	—%	—	—%
Other adjustments		(455)	(0.4)%	(180)	(0.1)%	119	0.1%
Domestic state and local income taxes, net of federal income tax effect (a)		1,299	1.0%	1,375	0.9%	1,078	1.0%
Foreign tax effects
Switzerland	Statutory income tax rate differential	(4,333)	(3.5)%	(4,149)	(2.8)%	(3,245)	(3.1)%
	Federal income exemption	(2,691)	(2.1)%	(2,605)	(1.8)%	(2,030)	(1.9)%
	Cantonal taxes, net	539	0.4%	455	0.3%	373	0.4%
	Other	(127)	(0.1)%	20	—%	(332)	(0.3)%
Ireland	Statutory income tax rate differential	(1,427)	(1.1)%	(2,120)	(1.4)%	(2,157)	(2.0)%
	OECD Pillar II: Global minimum tax	472	0.4%	409	0.3%	—	—%
	Other	(674)	(0.5)%	(108)	(0.1)%	229	0.2%
Netherlands	OECD Pillar II: Global minimum tax	2,718	2.2%	1,780	1.2%	—	—%
	Other	36	—%	17	—%	22	—%
Malaysia	Holiday	—	—%	—	—%	(1,664)	(1.6)%
	Other	839	0.7%	930	0.6%	784	0.7%
Mexico		2,323	1.9%	1,298	0.9%	1,744	1.7%
Uruguay		1,732	1.4%	1,320	0.9%	877	0.8%
Israel	Change in valuation allowances	—	—%	—	—%	1,345	1.3%
	Other	69	0.1%	152	0.1%	(117)	(0.1)%
Other foreign jurisdictions		(436)	(0.3)%	(270)	(0.2)%	(449)	(0.4)%
Worldwide changes in unrecognized tax benefits		(4,182)	(3.3)%	327	0.2%	(1,140)	(1.1)%
Effective tax rate		$22,566	18.0%	$26,510	18.0%	$16,239	15.4%
__________
(a)     State taxes in California and Massachusetts make up the majority, greater than 50 percent, of the tax effect in this category for each year presented.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13.)     INCOME TAXES (Continued)
The difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate in the current year is primarily attributable to the impact of the net nondeductible induced conversion expenditures incurred as a result of the induced conversion from the exchange of the 2028 Convertible Notes, the impact of deductible stock based compensation, net of limitations, the availability of Foreign Tax Credits and R&D Credits, the impact of the Company’s earnings realized in foreign jurisdictions with statutory rates that are different than the U.S. federal statutory rate, the impact of the Organization for Economic Co-operation and Development (“OECD”) Pillar II Global Minimum Tax enacted on January 1, 2024, and the provision for Global Intangible Low Taxed income (“GILTI”), net of the statutory deduction of 50% of the GILTI inclusion and the Foreign Derived Intangible Income (“FDII”) deduction (collectively “Section 250 deduction”). The Company’s foreign earnings are primarily derived from Switzerland, Mexico, Uruguay, Ireland and Malaysia. The Company has previously operated under a tax holiday in Malaysia, which expired in accordance with its original terms on April 30, 2023. The Company’s operations in Costa Rica and the Dominican Republic operate under a free trade zone agreement through April 2031 and March 2034, respectively.
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
As of December 31, 2025 and December 31, 2024, the Company had a net deferred tax liability consisting of the following (in thousands):

	December 31, 2025	December 31, 2024
Research and development	$49,042	$37,201
Lease liabilities	32,443	28,772
Original issue discount from capped calls	16,400	5,733
Net operating loss carryforwards	8,276	8,093
Accrued expenses	5,823	7,122
Stock-based compensation	5,226	5,438
Tax credit carryforwards	4,567	5,749
Other	2,576	5,578
Gross deferred tax assets	124,353	103,686
Less valuation allowance	(11,427)	(13,387)
Net deferred tax assets	112,926	90,299
Intangible assets	(164,269)	(167,514)
Lease assets	(33,146)	(28,802)
Property, plant and equipment	(12,425)	(10,282)
Other	(10,419)	—
Gross deferred tax liabilities	(220,259)	(206,598)
Net deferred tax liability	$(107,333)	$(116,299)
Presented as follows:
Noncurrent deferred tax asset	$8,994	$8,309
Noncurrent deferred tax liability	(116,327)	(124,608)
Net deferred tax liability	$(107,333)	$(116,299)

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13.)     INCOME TAXES (Continued)
As of December 31, 2025, the Company has the following carryforwards available (in millions):

Jurisdiction	Tax Attribute	Gross Amount	Deferred Tax Asset	Valuation Allowance	Begin to Expire
U.S. State	Net operating losses(a)(b)	$61.7	$2.4	$(2.3)	2026
Foreign	Net operating losses(a)	$24.9	$5.9	$(5.9)	2026
U.S. State	State tax credits(b)	$3.6	$2.8	$(2.8)	2026
U.S. Federal	Foreign tax credits	$1.0	$1.0	$(0.4)	2033
U.S. State	R&D tax credits(b)	$0.9	$0.7	$—	2037
__________
(a)     Net operating losses are presented as pre-tax amounts.
(b)     U.S. State deferred tax assets and valuation allowance are presented net of federal benefit.
In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined it is more likely than not that a portion of the deferred tax assets as of December 31, 2025 and December 31, 2024 related to certain foreign tax credits, state investment tax credits, and foreign and state net operating losses will not be realized.
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
Below is a summary of changes to the unrecognized tax benefit (in thousands):

	2025	2024	2023
Balance, beginning of year	$6,201	$6,470	$7,739
Additions based upon tax positions related to the current year	406	353	356
Additions (reductions) related to prior period tax returns	144	(6)	(18)
Reductions related to settlements (amounts paid)	—	(166)	—
Reductions as a result of a lapse of applicable statute of limitations	(3,975)	(450)	(1,607)
Balance, end of year	$2,776	$6,201	$6,470
As of December 31, 2025, approximately $2.7 million of the unrecognized tax benefits would favorably impact the effective tax rate (net of federal impact on state issues), if recognized.
The tax years that remain open and subject to tax audits vary depending on the tax jurisdiction. The Company is no longer subject to tax authority examinations in the U.S. for tax years prior to 2022 and is generally no longer subject to tax authority examinations in other major foreign, or state tax jurisdictions for years prior to fiscal year 2021.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Provision for income taxes on the Consolidated Statements of Operations. As of December 31, 2025, 2024 and 2023, interest and penalties accrued for unrecognized tax benefits were $0.5 million, $1.4 million and $0.8 million. Expenses related to interest and penalties during 2025, 2024, and 2023 were not material.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13.)     INCOME TAXES (Continued)
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
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) enacting a broad range of tax reform provisions, including extending and modifying certain key domestic and international Tax Cuts & Jobs Act provisions. Only certain provisions will have current-year financial reporting implications due to varying effective dates and discretionary elections. The Company’s 2025 provision for income taxes includes the impact of the OBBBA enacted provisions. The Company continues to evaluate the potential impact on future periods of the OBBBA provisions with delayed enactment dates beginning after December 31, 2025.
The amounts of cash income taxes paid, net of refunds received, by the Company were as follows (in thousands):

	2025	2024	2023
U.S. federal	$11,527	$22,596	$18,800
U.S. state and local	2,931	2,797	1,809
Foreign
Ireland	2,884	2,499	3,774
Malaysia	5,789	3,298	3,292
Mexico	4,053	5,160	2,614
Other	1,036	122	62
Total	$28,220	$36,472	$30,351

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14.)     COMMITMENTS AND CONTINGENCIES
Contingent Consideration Arrangements
The Company records contingent consideration liabilities related to the earn-out provisions for certain acquisitions. See Note 18, “Financial Instruments and Fair Value Measurements,” for additional information.
Litigation
On December 10, 2025, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Integer and certain of its executives, captioned West Palm Beach Firefighters’ Pension Fund v. Integer Holdings Corporation, et al. (the “Securities Action”). The complaint in the lawsuit alleges violations of the securities laws in the company’s public disclosures. The complaint seeks monetary damages, costs and attorney’s fees, and other unspecified relief. Defendants’ deadline to respond to the complaint is currently stayed pending the appointment of a lead plaintiff and lead counsel. Integer denies any wrongdoing and intends to vigorously defend itself against the claims in the Securities Action.
In addition, the Company is subject to litigation arising from time to time in the ordinary course of its business. The Company does not expect that the ultimate resolution of any pending legal actions will have a material effect on its consolidated results of operations, financial position, or cash flows. However, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action will not become material in the future.
Environmental Matters
The Company acquired Lake Region Medical Holdings, Inc. (“LRM”) in 2015. At the direction of the New Jersey Department of Environmental Protection (“NJDEP”), LRM has been performing, and has agreed to fund approximately $0.3 million for, environmental investigations of a manufacturing facility LRM owned in South Plainfield, New Jersey from 1971 to 2004, and where it conducted operations from 1971 to 2007. NJDEP required LRM to perform and fund these environmental investigations due to concerns that prior investigations by LRM at the property were inadequate and because NJDEP concluded that the property was a source of local ground water contamination during LRM’s operations, including the Franklin Street Regional Groundwater Contamination Area, which has been designated as an immediate environmental concern by NJDEP. LRM funded the environmental investigation undertaken by NJDEP’s contractor by placing approximately $0.3 million in escrow for the environmental investigation. As of December 31, 2025, approximately $0.2 million had been drawn down from the escrow account by NJDEP to pay for the environmental investigation, and approximately $0.1 million remains in escrow for anticipated future costs associated with the environmental investigation. These environmental investigations may conclude that remediation of the property by LRM, and the reimbursement of costs and damages, including natural resource damages, associated with the groundwater immediate environmental concern, are necessary. Further, the current owner of the property claims to have been financially impacted by LRM’s inadequate environmental investigations. While the Company does not expect this environmental matter will have a material effect on its consolidated results of operations, financial position or cash flows, there can be no assurance that this environmental matter will not become material in the future. As of December 31, 2025 and December 31, 2024, there was $0.1 million recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets in connection with this environmental matter.
License Agreements
The Company is a party to various license agreements for technology that is utilized in certain of its products. The most significant of these agreements are licenses for basic technology used in the production of filtered feedthroughs and stylets and guidewires. Expenses related to license agreements were $1.5 million, $1.2 million, and $1.7 million, for 2025, 2024 and 2023, respectively, and are primarily included in Cost of Sales.

Self-Insurance Liabilities
As of December 31, 2025, and at various times in the past, the Company self-funded certain of its workers’ compensation and employee medical and dental expenses. The Company has established reserves to cover these self-insured liabilities and also maintains stop-loss insurance to limit its exposures under these programs. Claims reserves represent accruals for the estimated uninsured portion of reported claims, including adverse development of reported claims, as well as estimates of incurred but not reported claims. Claims incurred but not reported are estimated based on the Company’s historical experience, which is continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company’s actual experience may be different than its estimates, sometimes significantly. Changes in assumptions, as well as changes in actual experience could cause these estimates to change. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period.  The Company’s self-insurance reserves totaled $5.9 million and $6.2 million as of December 31, 2025 and December 31, 2024, respectively. These accruals are recorded in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15.)     LEASES
The components and classification of lease cost for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023
Finance lease cost:
Amortization of lease assets	$4,717	$2,575	$1,367
Interest on lease liabilities	1,827	845	321
Finance lease cost	6,544	3,420	1,688
Operating lease cost	15,760	14,076	13,920
Short-term lease cost (leases with initial term of 12 months or less)	421	257	305
Variable lease cost	4,594	3,071	2,994
Sublease income	(1,431)	(929)	(904)
Total lease cost	$25,888	$19,895	$18,003

Cost of sales	$19,976	$15,566	$13,339
SG&A	3,514	2,991	3,028
RD&E	186	403	929
Restructuring and other charges	385	90	386
Interest expense	$1,827	$845	$321
Total lease cost	$25,888	$19,895	$18,003
The Company’s sublease income is derived primarily from certain real estate leases to several non-affiliated tenants under operating sublease arrangements.
Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	2025	2024	2023
Cash paid for operating leases	$14,167	$12,557	$13,751
Cash paid for interest on finance leases	1,827	845	320
Assets acquired under operating leases	13,564	13,384	17,526
Assets acquired under finance leases	13,860	18,300	4,085
At December 31, 2025, the maturities of operating and finance lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2026	$14,055	$9,434
2027	14,060	9,123
2028	13,589	7,879
2029	13,686	4,236
2030	12,634	2,005
Thereafter	53,454	10,648
Gross lease liabilities	121,478	43,325
Less: imputed interest	(30,480)	(6,904)
Present value of lease liabilities	90,998	36,421
Less: current portion of lease liabilities	(9,099)	(7,843)
Total long-term lease liabilities	$81,899	$28,578
As of December 31, 2025, the Company did not have any leases that have not yet commenced.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15.)     LEASES (Continued)
The following table presents the weighted average remaining lease term and discount rate.

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term - operating leases (in years)	9.2	10.0
Weighted-average remaining lease term - finance leases (in years)	6.2	8.0
Weighted-average discount rate - operating leases	6.3%	6.3%
Weighted-average discount rate - finance leases	5.5%	5.7%
(16.)     EARNINGS PER SHARE
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	2025	2024	2023
Numerator for basic and diluted EPS:
Income from continuing operations	$102,830	$121,053	$89,143
Income (loss) from discontinued operations, net of tax	(22)	(1,157)	1,507
Net income	$102,808	$119,896	$90,650
Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	34,735	33,601	33,320
Dilutive effect of share-based awards	309	514	438
Dilutive impact of convertible notes	550	1,534	—
Denominator for diluted EPS	35,594	35,649	33,758

Basic earnings per share:
Income from continuing operations	$2.96	$3.60	$2.68
Income (loss) from discontinued operations	—	(0.03)	0.05
Basic earnings per share	2.96	3.57	2.72

Diluted earnings per share:
Income from continuing operations	$2.89	$3.40	$2.64
Income (loss) from discontinued operations	—	(0.03)	0.04
Diluted earnings per share	2.89	3.36	2.69
The diluted weighted average share calculations do not include the following securities for the years ended December 31, 2025, 2024 and 2023, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	2025	2024	2023
Time-vested stock options, restricted stock and restricted stock units	184	1	1
Performance-vested restricted stock units	80	31	84
Common Stock issuable upon conversion of convertible notes	412	—	—
During the year ended December 31, 2025 and December 31, 2023, the potential conversion of the 2030 Convertible Notes and 2028 Convertible Notes, respectively, were not included in the diluted earnings per share calculation because the average closing price of the Company's common stock for the applicable periods, which is used as the basis for determining the dilutive effect on earnings per share, was less than the applicable conversion prices.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of common stock issued and outstanding for the years ended December 31, 2025 and December 31, 2024:

	Issued	Treasury Stock	Outstanding
December 31, 2023	33,329,648	—	33,329,648
Stock options exercised	23,981	—	23,981
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	192,615	—	192,615
Stock issued upon conversion of convertible debt	18	—	18
Exercise of capped call upon conversion of convertible debt	—	(6)	(6)
December 31, 2024	33,546,262	(6)	33,546,256
Stock options exercised	103,148	—	103,148
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	246,144	—	246,144
Stock issued upon conversion of convertible debt	1,553,858	—	1,553,858
Repurchases of common stock	—	(698,356)	(698,356)
Exercise of capped call upon conversion of convertible debt	—	(436,993)	(436,993)
Stock issued for acquisition	32,393		32,393
December 31, 2025	35,481,805	(1,135,355)	34,346,450
Share Repurchase Program
On November 4, 2025, the Company announced that it’s Board of Directors had approved a share repurchase program whereby the Company may from time to time repurchase on the open market, in privately-negotiated purchases, including accelerated repurchases, or otherwise, up to $200.0 million of its common stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date and will continue until otherwise suspended or terminated. The Share Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares and may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Shares of our common stock repurchased under the Share Repurchase Program are classified as treasury stock and recorded at cost on the Consolidated Balance Sheets. During 2025, the Company repurchased 698,356 shares of its common stock for a total of $50.0 million, including commissions paid on repurchases.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 31, 2023	$(28)	$2,153	$18,529	$20,654	$(431)	$20,223
Unrealized loss on cash flow hedges	—	(10,065)	—	(10,065)	2,114	(7,951)
Realized loss on foreign currency hedges	—	1,430	—	1,430	(300)	1,130
Net defined benefit plan adjustments	95	—	—	95	(26)	69
Foreign currency translation loss	—	—	(27,514)	(27,514)	—	(27,514)
December 31, 2024	$67	$(6,482)	$(8,985)	$(15,400)	$1,357	$(14,043)
Unrealized gain on cash flow hedges	—	17,075	—	17,075	(3,586)	13,489
Realized gain on foreign currency hedges	—	(5,372)	—	(5,372)	1,128	(4,244)
Net defined benefit plan adjustments	(180)	—	—	(180)	51	(129)
Foreign currency translation gain	—	—	63,129	63,129	—	63,129
December 31, 2025	$(113)	$5,221	$54,144	$59,252	$(1,050)	$58,202

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Assets: Foreign currency hedging contracts	$5,221	$—	$5,221	$—
Liabilities: Contingent consideration	8,179	—	—	8,179
December 31, 2024
Liabilities: Foreign currency hedging contracts	$6,482	$—	$6,482	$—
Liabilities: Contingent consideration	904	—	—	904
Derivatives Designated as Hedging Instruments
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges.
Information regarding outstanding foreign currency forward contracts designated as cash flow hedges as of December 31, 2025 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$15,906	Oct 2026	1.1610	Euro	$266	Prepaid expenses and other current assets
7,649	Oct 2026	0.0244	UYU Peso	383	Prepaid expenses and other current assets
51,699	Dec 2026	0.0501	MXN Peso	4,491	Prepaid expenses and other current assets
2,959	Oct 2026	0.2401	MYR Ringgit	82	Prepaid expenses and other current assets
3,842	Apr 2027	0.0519	MXN Peso	76	Other long-term assets
8,923	Jul 2026	1.1898	Euro	(77)	Accrued expenses and other current liabilities
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table presents the impact of cash flow hedge derivative instruments on the Company’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for fiscal years 2025, 2024 and 2023 (in thousands):

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI
Derivative	2025	2024	2023	Location in Statement of Operations	2025	2024	2023
Interest rate swaps	$—	$—	$—	Interest expense	$—	$—	$1,262
Foreign exchange contracts	4,655	(3,296)	1,171	Sales	2,516	43	(241)
Foreign exchange contracts	12,224	(6,473)	5,666	Cost of sales	2,874	(1,494)	5,611
Foreign exchange contracts	196	(296)	171	Operating expenses	(18)	21	(17)
The Company expects to reclassify net gains totaling $5.1 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At December 31, 2025 and December 31, 2024, the Company had total gross notional amounts of $73.4 million and $33.0 million, respectively, of foreign currency contracts outstanding that were not designated as hedges. The fair value of derivatives not designated as hedges was not material for any period presented. The Company recorded net gains (losses) on foreign currency contracts not designated as hedging instruments of $(1.7) million, $2.6 million and $0.4 million for 2025, 2024 and 2023, respectively, which are included in Other loss, net. Each of the foreign currency contracts not designated as hedging instruments will have approximately offsetting effects from the underlying intercompany loans subject to foreign exchange remeasurement.
Contingent Consideration Liabilities
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for fiscal years 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contingent consideration, beginning of year	$904	$876	$11,756
Amount recorded for current year acquisitions	9,541	3,578	876
Fair value measurement adjustments	(2,266)	(3,550)	(736)
Payments	—	—	(11,177)
Foreign currency translation	—	—	157
Contingent consideration, end of year	$8,179	$904	$876

Current portion of contingent consideration, end of year	$7,000	$—	$—
Non-current portion of contingent consideration, end of year	1,179	904	876
The Company will make earnout payments in 2026 of up to $7.0 million based on the achievement of specified milestones being met in 2026. The significant unobservable inputs used to calculate the fair value of the contingent consideration for all acquisitions other than Biocoat are projected revenue for the remaining earnout periods. The payment related to the Biocoat acquisition is contingent upon specified operational milestones being met after close. Actual results will differ from the projected results and could have a significant impact on the estimated fair value of the contingent considerations.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides information on unpaid contingent consideration as of December 31, 2025 (in thousands):

			As of December 31, 2025
			Maximum Remaining Payout (undiscounted)
Acquisition	Acquisition Date	RemainingMilestone Years	2026	2027	2028	2029	Total	Fair Value
Biocoat	12/04/25	2026	$7,000	$—	$—	$—	$7,000	$7,000
VSi	02/28/25	2026 - 2028	—	1,000	1,000	1,000	3,000	1,179
InNeuroCo	10/01/23	2026 - 2027	—	2,700	2,700	—	5,400	—
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
As of December 31, 2025, the estimated fair value of the 2028 Convertible Notes and 2030 Convertible Notes was approximately $131.5 million and $930.0 million, respectively. The estimated fair value of the Convertible Notes is generally determined through consideration of quoted market prices. To the extent quoted prices are not available, fair values are generally derived using bid/ask spreads. The fair value of the Convertible Notes are categorized in Level 2 of the fair value hierarchy.
Equity Investments
Equity investments comprise the following (in thousands):

	December 31, 2025	December 31, 2024
Equity method investment	$7,709	$7,237
Non-marketable equity securities	180	180
Total equity investments	$7,889	$7,417
The components of (Gain) loss on equity investments, net for each period were as follows (in thousands):

	2025	2024	2023
Equity method investment (gain) loss	$(550)	$533	$481
Impairment charges	—	247	5,210
(Gain) loss on equity investments, net	$(550)	$780	$5,691
During 2025, the Company received a cash distribution representing a return of capital on our equity method investment of $0.1 million. During 2024 and 2023, the Company recorded charges of $0.2 million and $5.2 million, respectively, after determining that certain investments in its non-marketable equity securities were impaired. These assessments were based on qualitative indications of impairment which are considered to be a Level 3 fair value measurement, as the fair values were determined to be zero based on significant inputs not observable in the market. Factors that significantly influenced the determination of the impairment losses included the investee’s financial condition, operational and financing cash flow activities, and priority claims to the equity security, distributions rights and preferences. The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of December 31, 2025, the Company owned 7.6% of this fund.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(19.)     SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its President and Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated income from continuing operations to make key operating decisions, including resource allocations and performance assessments.
Selected financial information with respect to the Company’s single operating segment was as follows (in thousands).

	2025	2024	2023
Sales	$1,853,637	$1,716,596	$1,555,656
Cost of sales	1,353,251	1,257,582	1,145,767
Gross profit	500,386	459,014	409,889
Operating expenses:
Selling, general and administrative	211,748	185,202	173,171
Research, development and engineering	49,499	53,425	61,967
Restructuring and other charges	17,875	12,149	11,428
Total operating expenses	279,122	250,776	246,566
Operating income	221,264	208,238	163,323
Interest expense	43,206	56,374	51,275
(Gain) loss on equity investments, net	(550)	780	5,691
Other loss, net	53,212	3,521	975
Income from continuing operations before income taxes	125,396	147,563	105,382
Provision for income taxes	22,566	26,510	16,239
Income from continuing operations	$102,830	$121,053	$89,143
See the consolidated financial statements for other financial information regarding the Company’s operating segment.
Sales, allocated based on where the products are shipped, by significant country were as follows (in thousands):

	2025	2024	2023
Sales by geographic area:
United States	$979,807	$938,675	$872,926
Non-Domestic locations:
Costa Rica	173,524	124,694	108,421
Puerto Rico	131,261	137,057	121,487
Ireland	99,160	84,407	69,092
Rest of world	469,885	431,763	383,730
Total sales	$1,853,637	$1,716,596	$1,555,656
PP&E, aggregated based on the physical location of the tangible long-lived assets, by geographic area were as follows (in thousands):

	December 31, 2025	December 31, 2024
Long-lived tangible assets by geographic area:
United States	$297,441	$260,220
Ireland	160,511	139,889
Mexico	45,922	37,838
Rest of world	32,553	27,851
Total	$536,427	$465,798

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(20.)     REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
The Company operates as one segment, which is separated into three distinct product lines. Sales by product line were as follows (in thousands):

	2025	2024	2023
Cardio & Vascular	$1,107,084	$949,576	$836,343
Cardiac Rhythm Management & Neuromodulation	668,803	660,610	612,891
Other Markets	77,750	106,410	106,422
Total sales	$1,853,637	$1,716,596	$1,555,656
A significant portion of the Company’s sales for the years ended December 31, 2025, 2024 and 2023 and accounts receivable at December 31, 2025 and December 31, 2024 were to three customers as follows:

	Sales			Accounts Receivable
	2025	2024	2023	December 31, 2025	December 31, 2024
Customer A	20%	18%	16%	19%	10%
Customer B	15%	16%	17%	9%	9%
Customer C	14%	13%	13%	10%	14%
	49%	47%	46%	38%	33%
Revenue recognized from products and services transferred to customers over time during 2025 and 2024 represented 33% and 32%, respectively, of total revenue.
Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	December 31, 2025	December 31, 2024
Contract assets	$112,546	$103,772
Contract liabilities (included in Accrued expenses and other current liabilities)	5,213	4,440
Contract liabilities (included in Other long-term liabilities)	3,265	4,398
Contract assets at December 31, 2025 increased $8.8 million from December 31, 2024 primarily due to changes in the mix of inventory and associated conversions costs. During 2025 and 2024, the Company recognized $3.4 million and $4.4 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2024 and December 31, 2023, respectively.
(21.)     SUBSEQUENT EVENTS
Accelerated Share Repurchase
On February 19, 2026, we entered into an accelerated share repurchase agreement (“ASR Agreement”) to repurchase approximately $50.0 million of common stock under our previously authorized Share Repurchase Program. Pursuant to the ASR Agreement, shares of common stock are repurchased based on the volume-weighted average price of the Company’s common stock during the repurchase period, less a discount and subject to adjustments. Upon entry into the ASR Agreement, the Company received an initial delivery of 462,535 shares, representing approximately 80% of the shares to be repurchased. At the termination of the ASR Agreement, the Company may receive additional shares of common stock or may be required to pay additional cash or shares of common stock (at the Company’s election). The final settlement of the transactions under the ASR Agreement is scheduled to occur in the Company’s first fiscal quarter ending April 3, 2026, subject to earlier termination under certain limited circumstances, as set forth in the ASR Agreement. The Company used available cash and borrowings under our credit facility to fund the repurchase of the common shares under the ASR Agreement. After giving effect to the ASR Agreement, the Company will have approximately $100.0 million of capacity remaining under the Share Repurchase Program.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of December 31, 2025. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of December 31, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company’s directors appearing under the caption “Election of Directors” in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders is incorporated herein by reference.
Information regarding the Company’s executive officers is presented under the caption “Information About our Executive Officers” in Part I of this Annual Report on Form 10-K.
Except as provided below, the other information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders.
Insider Trading Policy
The Company has adopted and maintains a policy that is reasonably designed to promote compliance with insider trading laws, rules and regulations and applies to members of the Company’s Board of Directors, its executive officers and all other associates who have access to material, nonpublic information regarding the Company. The Company’s Insider Trading Policy is filed as an exhibit to this report.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation appearing under the captions “Compensation Discussion and Analysis”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, including the table titled “Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence under the captions “Related-Person Transactions” and “Board Independence” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Deloitte & Touche LLP, Williamsville, New York, PCAOB Auditor Firm ID: 34.
Information regarding the fees paid to and services provided by Deloitte & Touche LLP is provided under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
(1)Financial statements and financial statement schedules filed as part of this report. Refer to Part II, Item 8, “Financial Statements and Supplementary Data,” of this report.
(2)The following financial statement schedule is included in this report (in thousands):
Schedule II—Valuation and Qualifying Accounts

		Col. C—Additions
Column A Description	Col. B Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts- Describe		Col. D Deductions - Describe		Col. E Balance at End of Period
December 31, 2025
Provision for credit losses	$310	$164		$117	(1)	$—		$591
Valuation allowance for deferred tax assets	$13,387	$93	(2)	$559	(3)	$(2,612)	(2)	$11,427
December 31, 2024
Provision for credit losses	$371	$163		$—		$(224)	(4)	$310
Valuation allowance for deferred tax assets	$15,741	$1,534	(2)	$(28)	(3)	$(3,860)	(2)	$13,387
December 31, 2023
Provision for credit losses	$338	$74		$1		$(42)	(4)	$371
Valuation allowance for deferred tax assets	$16,649	$3,267	(2)	$(14)	(3)	$(4,161)	(2)	$15,741
(1)Amount relates to 2025 acquisitions.
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
4.4
Indenture, dated March 18, 2025, by and between Integer Holdings Corporation and Wilmington Trust, National Association as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 19, 2025).

4.5	Form of 1.875% Convertible Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 19, 2025).
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

10.6
Incremental Term Loan Agreement, dated as of December 1, 2021, among Integer Holdings Corporation, Greatbatch Ltd., Wells Fargo Bank, National Association, as administrative agent, the Incremental Term A-1 Loan Lenders party thereto and the arrangers and agents party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 2, 2021).

10.7	Form of Base Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 6, 2023).
10.8	Form of Additional Capped Called Confirmation (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 6, 2023).
10.9	Form of Base Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2025).
10.10	Form of Additional Capped Called Confirmation (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 19, 2025).
10.11	Form of Unwind Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 19, 2025).
10.12#	Integer Holdings Corporation Retirement Savings Restoration Plan (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2020).

EXHIBIT NUMBER	DESCRIPTION
10.13#
Integer Holdings Corporation Director Compensation Policy (most recently amended and restated May 24, 2023) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023).

10.14#	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2020).
10.15#	2009 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 13, 2009 (File No. 001-16137)).
10.16#	2011 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 14, 2014).
10.17#	Greatbatch, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 18, 2016).
10.18#
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

10.20#	First Amendment to Greatbatch, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 30, 2016).
10.21#
Amendment to Integer Holdings Corporation 2016 Stock Incentive Plan, Integer Holdings Corporation 2011 Stock Incentive Plan, Integer Holdings Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 28, 2018).

10.22#
Amendment to Integer Holdings Corporation 2016 Stock Incentive Plan and Integer Holdings Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2019).

10.23#	Integer Holdings Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2021).
10.24#	Form of Nonqualified Stock Option Award Letter (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017).
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

10.28#
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

10.30#
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

10.33#
Form of Change of Control Agreement between Integer Holdings Corporation and its Ireland-based executive officers (for agreements entered into after January 19, 2022) (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2023).

EXHIBIT NUMBER	DESCRIPTION
10.34#
Employment Agreement, dated July 16, 2017, between Integer Holdings Corporation and Joseph W. Dziedzic (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2017).

10.35#
Employment Offer Letter, dated October 4, 2023, between Integer Holdings Corporation and Diron Smith (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 29, 2023).

10.36#	Employment Offer Letter, dated April 28, 2023, for Jim Stephens (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended June 27, 2025).
10.37#
Executive Retirement Agreement, dated April 22, 2025, by and between Integer Holdings Corporation and Joseph W. Dziedzic (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended June 27, 2025).

10.38#*	Employment Agreement, dated October 23, 2025, between Integer Holdings Corporation and Payman Khales.
10.39#	Employment Agreement between John Harris and the Company, dated September 1, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 27, 2025).
10.40#	Employment Offer Letter, dated January 19, 2024, for John Harris (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended June 27, 2025).
10.41#	Special Long-Term Award Agreement for John Harris, dated July 11, 2024 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended June 27, 2025).
10.42#	Cash Retention Award Agreement for John Harris, dated July 22, 2025 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended June 27, 2025).
19.1*	Integer Holdings Corporation Insider Trading Policy
21.1*	Subsidiaries of Integer Holdings Corporation
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Integer Holdings Corporation Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K for the year ended December 31, 2023).
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XRBL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGER HOLDINGS CORPORATION

Dated:	February 23, 2026	By	/s/ Payman Khales
Payman Khales (Principal Executive Officer)
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Payman Khales	President, Chief Executive Officer and Director	February 23, 2026
Payman Khales	(Principal Executive Officer)
/s/ Diron Smith	Executive Vice President and Chief Financial Officer	February 23, 2026
Diron Smith	(Principal Financial Officer)
/s/ Tom P. Thomas	Vice President, Corporate Controller	February 23, 2026
Tom P. Thomas	(Principal Accounting Officer)
/s/ Pamela G. Bailey	Chair of the Board	February 23, 2026
Pamela G. Bailey
/s/ Sheila Antrum	Director	February 23, 2026
Sheila Antrum
/s/ Cheryl C. Capps	Director	February 23, 2026
Cheryl C. Capps
/s/ Michael J. Coyle	Director	February 23, 2026
Michael J. Coyle
/s/ James F. Hinrichs	Director	February 23, 2026
James F. Hinrichs
/s/ Jean M. Hobby	Director	February 23, 2026
Jean M. Hobby
/s/ Tyrone Jeffers	Director	February 23, 2026
Tyrone Jeffers
/s/ M. Craig Maxwell	Director	February 23, 2026
M. Craig Maxwell
/s/ Filippo Passerini	Director	February 23, 2026
Filippo Passerini
/s/ Donald J. Spence	Director	February 23, 2026
Donald J. Spence