Form 10-Q
period 2026-04-03
Integer Holdings Corp
filed 2026-04-30
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of April 24, 2026 was: 33,954,839 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended April 3, 2026

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	April 3, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8,115	$17,161
Accounts receivable, net of provision for credit losses of $0.6 million and $0.6 million, respectively	327,776	346,079
Inventories	284,475	253,739
Contract assets	115,727	112,546
Prepaid expenses and other current assets	38,671	40,572
Total current assets	774,764	770,097
Property, plant and equipment, net	533,144	536,427
Goodwill	1,106,767	1,110,908
Other intangible assets, net	806,335	825,435
Deferred income taxes	8,983	8,994
Operating lease assets	85,098	98,437
Financing lease assets	57,071	37,109
Other long-term assets	39,557	23,170
Total assets	$3,411,719	$3,410,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,001	$113,130
Operating lease liabilities	8,111	9,099
Accrued expenses and other current liabilities	83,232	109,812
Total current liabilities	206,344	232,041
Long-term debt	1,251,527	1,185,179
Deferred income taxes	115,099	116,327
Operating lease liabilities	69,291	81,899
Financing lease liabilities	52,530	28,578
Other long-term liabilities	20,036	19,910
Total liabilities	1,714,827	1,663,934
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,481,805 and 35,481,805 shares issued, respectively; 33,945,540 and 34,346,450 shares outstanding, respectively	35	35
Additional paid-in capital	755,873	771,223
Treasury stock, at cost; 1,536,265 shares and 1,135,355 shares, respectively	(114,234)	(76,872)
Retained earnings	1,010,561	994,055
Accumulated other comprehensive income	44,657	58,202
Total stockholders’ equity	1,696,892	1,746,643
Total liabilities and stockholders’ equity	$3,411,719	$3,410,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands except per share data)	April 3, 2026	March 28, 2025
Sales	$439,580	$437,392
Cost of sales	329,985	317,074
Gross profit	109,595	120,318
Operating expenses:
Selling, general and administrative	58,711	51,160
Research, development and engineering	16,243	14,201
Restructuring and other charges	2,772	5,405
Total operating expenses	77,726	70,766
Operating income	31,869	49,552
Interest expense	9,734	14,805
(Gain) loss on equity investments	1,468	(181)
Other loss, net (see Note 6)	316	47,927
Income from continuing operations before taxes	20,351	(12,999)
Provision for income taxes	3,845	9,466
Income (loss) from continuing operations	16,506	(22,465)
Loss from discontinued operations, net of tax	—	(22)
Net income (loss)	$16,506	$(22,487)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.48	$(0.66)
Loss from discontinued operations	—	—
Basic earnings (loss) per share	0.48	(0.66)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.48	$(0.66)
Loss from discontinued operations	—	—
Diluted earnings (loss) per share	0.48	(0.66)

Weighted average shares outstanding:
Basic	34,278	33,916
Diluted	34,433	33,916

Comprehensive Income
Net income (loss)	$16,506	$(22,487)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(10,654)	20,291
Change in fair value of cash flow hedges, net of tax	(2,891)	4,498
Other comprehensive income (loss)	(13,545)	24,789
Comprehensive income	$2,961	$2,302
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	April 3, 2026	March 28, 2025
Cash flows from operating activities:
Net income (loss)	$16,506	$(22,487)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,011	29,832
Debt related charges included in interest expense	1,625	1,882
Debt conversion inducement expense	—	46,681
Stock-based compensation	6,662	6,880
Non-cash lease expense	2,452	2,455
Non-cash gain on equity investments	1,468	(181)
Other non-cash losses	716	2,574
Deferred income taxes	17	4,055
Gain on sale of discontinued operations	—	(46)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	18,583	(18,232)
Inventories	(32,386)	(7,695)
Prepaid expenses and other assets	(2,843)	(1,169)
Contract assets	(3,313)	1,219
Accounts payable	9,440	10,207
Accrued expenses and other liabilities	(30,647)	(23,495)
Income taxes	1,404	(1,204)
Net cash provided by operating activities	24,695	31,276
Cash flows from investing activities:
Acquisition of property, plant and equipment	(23,958)	(25,218)
Proceeds from sale of property, plant and equipment	55	5
Purchase of equity and other investments, net of distributions	(13,998)	—
Acquisitions, net of cash acquired	—	(171,954)
Net cash used in investing activities	(37,901)	(197,167)
Cash flows from financing activities:
Principal payments of long-term debt	—	(613,683)
Proceeds from issuance of convertible notes, net of discount	—	977,500
Proceeds from revolving credit facility	111,800	216,000
Payments of revolving credit facility	(46,800)	(342,000)
Purchase of capped calls	—	(71,000)
Repurchases of common stock	(50,000)	—
Tax withholdings related to net share settlements of restricted stock unit awards	(9,035)	(14,132)
Principal payments on finance leases	(2,029)	(1,177)
Other financing activities	(106)	70
Net cash provided by financing activities	3,830	151,578
Effect of foreign currency exchange rates on cash and cash equivalents	330	(519)
Net decrease in cash and cash equivalents	(9,046)	(14,832)
Cash and cash equivalents, beginning of period	17,161	46,543
Cash and cash equivalents, end of period	$8,115	$31,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended
(in thousands)	April 3, 2026	March 28, 2025
Total stockholders’ equity, beginning balance	$1,746,643	$1,619,215

Common stock and additional paid-in capital
Balance, beginning of period	771,258	742,011
Stock awards exercised or vested	(22,012)	(14,107)
Stock-based compensation	6,662	6,880
Capped calls related to the issuance of 2030 Notes, net of tax	—	(53,130)
Partial conversion of convertible notes due 2028 Notes and partial unwind of related capped calls, net of tax	—	68,413
Issuance of common stock for acquisition	—	3,989
Balance, end of period	755,908	754,056
Treasury stock
Balance, beginning of period	(76,872)	—
Treasury shares purchased, including excise tax for 2026	(50,339)	(26,858)
Treasury shares reissued	12,977	—
Balance, end of period	(114,234)	(26,858)
Retained earnings
Balance, beginning of period	994,055	891,247
Net income	16,506	(22,487)
Balance, end of period	1,010,561	868,760
Accumulated other comprehensive income
Balance, beginning of period	58,202	(14,043)
Other comprehensive income (loss)	(13,545)	24,789
Balance, end of period	44,657	10,746

Total stockholders’ equity, ending balance	$1,696,892	$1,606,704
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1.)    BASIS OF PRESENTATION
Integer Holdings Corporation (together with its consolidated subsidiaries, “Integer” or the “Company”) is a publicly-traded corporation listed on the New York Stock Exchange under the symbol “ITGR.” Integer is a medical device contract development and manufacturing organization, primarily serving the cardio and vascular, neuromodulation, and cardiac rhythm management markets. The Company’s primary customers include large, multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries.
The accompanying condensed consolidated financial statements are presented in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Company’s Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2025.
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
The first quarters of 2026 and 2025 ended on April 3, 2026 and March 28, 2025, respectively, and consisted of 93 days and 87 days, respectively.
Discontinued Operations
The Company sold Electrochem Solutions, Inc. (“Electrochem”) during the fourth quarter of 2024. The results of operations of the Electrochem business are classified as discontinued operations. There has been no activity from discontinued operations since an immaterial non-cash loss in the first quarter of 2025.
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
The total consideration transferred was $153.5 million, including contingent consideration, working capital and other purchase price adjustments. The Company recorded contingent consideration with an estimated acquisition date fair value of $1.4 million, representing the Company’s obligation, under the purchase agreement, to make an additional payment of up to $5.0 million based on a specified revenue growth milestone being met in 2025. The revenue growth milestone for Precision was not met for 2025, and the Company determined that no additional consideration was required to be paid.
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
The Company has finalized the purchase price allocation for Precision and VSi and has preliminarily estimated fair values for the assets purchased and liabilities assumed as of the date of the Biocoat acquisition. The determination of estimated fair value required management to make significant estimates and assumptions based on information that was available at the time that the condensed consolidated financial statements were prepared. The amounts reported are considered preliminary as the Company is completing the valuations that are required to allocate the purchase prices in areas such as property and equipment, intangible assets, liabilities and goodwill. As a result, the preliminary allocation of the purchase price may change in the future, including in ways which could be material.
During the first quarter of 2026, certain immaterial measurement period adjustments related to Biocoat were made which resulted in a decrease to property, plant and equipment and an increase to other noncurrent assets. These measurement period adjustments resulted in an immaterial decrease in goodwill when compared to the balance as of December 31, 2025. The changes to the preliminary fair value estimates resulting from the measurement period adjustments recorded during the first quarter of 2026 did not have a material impact to the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)    BUSINESS ACQUISITIONS (Continued)
The following table summarizes the final purchase price for Precision and VSi and preliminary purchase price allocation for Biocoat (in thousands):

	Precision	VSi	Biocoat	Total
Fair value of net assets acquired
Current assets (excluding inventory)	$11,609	$1,982	$—	$13,591
Inventory	4,019	1,018	—	5,037
Property, plant and equipment	13,674	2,732	1,020	17,426
Goodwill	50,823	5,265	10,334	66,422
Intangible assets:
Customer relationships	52,000	7,700	520	60,220
Technology	20,700	5,900	3,100	29,700
Operating lease assets	13,862	1,505	128	15,495
Other noncurrent assets	43	—	32	75
Current liabilities	(4,341)	(883)	(87)	(5,311)
Operating lease liabilities (noncurrent)	(8,922)	(1,256)	(47)	(10,225)
Fair value of net assets acquired	$153,467	$23,963	$15,000	$192,430

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3.)    SUPPLEMENTAL FINANCIAL STATEMENT DISCLOSURES
Supplemental Cash Flow Information
The following is supplemental information, including discontinued operations, relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$8,840	$16,701
Accrued excise tax associated with share repurchases	339	—
Common stock issued for conversion of debt	—	183,972
Common stock received under capped call upon conversion of debt	—	26,858
Write-off of unamortized deferred costs and original issued discount upon conversion of debt included in Additional paid in capital	—	5,124
Common stock issued for acquisition	—	3,989
Debt issuance costs incurred but not yet paid	—	1,208
Supplemental lease disclosures:
Assets acquired under operating leases	309	11,147
Assets acquired under finance leases	21,702	3,159
Factoring Arrangements
The Company has receivable factoring arrangements, pursuant to which certain receivables may be sold on a non-recourse basis to financial institutions. Factoring fees are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the three months ended April 3, 2026 and March 28, 2025, the Company sold accounts receivable of $10.1 million and $58.1 million, respectively, and recorded factoring fees of $0.1 million and $0.4 million, respectively.
Supplier Financing Arrangements
The Company utilizes supplier financing arrangements with financial institutions to sell certain accounts receivable on a non-recourse basis. Fees for supplier financing arrangements are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the three months ended April 3, 2026 and March 28, 2025, the Company sold and de-recognized accounts receivable of $41.8 million and $39.9 million, respectively, and recorded costs associated with the supplier financing arrangements of $0.5 million and $0.5 million, respectively.
(4.)    INVENTORIES
Inventories comprise the following (in thousands):

	April 3, 2026	December 31, 2025
Raw materials	$104,082	$94,131
Work-in-process	157,032	143,467
Finished goods	23,361	16,141
Total	$284,475	$253,739

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill for the three months ended April 3, 2026 were as follows (in thousands):

Medical
December 31, 2025	$1,110,908
Biocoat acquisition-related adjustments (Note 2)	(10)
Foreign currency translation	(4,131)
April 3, 2026	$1,106,767
Intangible Assets
Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
April 3, 2026
Definite-lived:
Purchased technology and patents	$328,635	$(232,600)	$96,035
Customer lists	953,172	(344,555)	608,617
Amortizing tradenames and other	20,070	(8,675)	11,395
Total amortizing intangible assets	$1,301,877	$(585,830)	$716,047
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2025
Definite-lived:
Purchased technology and patents	$329,690	$(228,469)	$101,221
Customer lists	957,239	(334,989)	622,250
Amortizing tradenames and other	20,083	(8,407)	11,676
Total amortizing intangible assets	$1,307,012	$(571,865)	$735,147
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Cost of sales	$4,837	$4,574
Selling, general and administrative expenses	11,157	10,277
Total intangible asset amortization expense	$15,994	$14,851
Estimated future intangible asset amortization expense based on the carrying value as of April 3, 2026 is as follows (in thousands):

	Remainder of 2026	2027	2028	2029	2030	After 2030
Amortization Expense	$47,238	$60,317	$58,804	$56,548	$53,045	$440,095

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT
Long-term debt comprises the following (in thousands):

	April 3, 2026			December 31, 2025
	Principal Amount	Unamortized Discounts and Issuance Costs	Net Carrying Amount	Principal Amount	Unamortized Discounts and Issuance Costs	Net Carrying Amount
Senior Secured Credit Facilities:
Revolving credit facilities	$65,000	$—	$65,000	$—	$—	$—
Term loan A	91,000	(197)	90,803	91,000	(221)	90,779
2028 Notes	116,284	(1,369)	114,915	116,284	(1,542)	114,742
2030 Notes	1,000,000	(19,191)	980,809	1,000,000	(20,342)	979,658
Total	$1,272,284	$(20,757)	$1,251,527	$1,207,284	$(22,105)	$1,185,179
Current portion of long-term debt			—			—
Long-term debt			$1,251,527			$1,185,179
The Company’s debt structure includes senior secured credit facilities (the “Senior Secured Credit Facilities”), unsecured 2.125% Convertible Senior Notes due in 2028 (the “2028 Notes”), and unsecured 1.875% Convertible Senior Notes due in 2030 (the “2030 Notes,” and together with the 2028 Notes, the “Convertible Notes”). For additional details regarding the Company’s debt financing, refer to Note 9, “Debt” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Senior Secured Credit Facilities
In September 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), governing the Senior Secured Credit Facilities. As of April 3, 2026, the Company maintained Senior Secured Credit Facilities consisting of a five-year $800 million revolving credit facility (the “Revolving Credit Facility”) and a five-year “term A” loan (the “TLA Facility”). A portion of the Revolving Credit Facility is available for swingline loans of up to a sublimit of $75 million and for the issuance of standby letters of credit of up to a sublimit of $40 million.
Revolving Credit Facility
The Revolving Credit Facility matures on February 15, 2028, and provides for revolving loans in an aggregate amount of $800 million. As of April 3, 2026, the Company had available borrowing capacity on the Revolving Credit Facility of $729.7 million after giving effect to outstanding borrowings and $5.3 million of outstanding standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at a rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period plus an adjustment of 0.10% per annum, in relation to any loan in U.S. dollars, and the Euro Interbank Offered Rate, in relation to any loan in Euros, plus a margin based on the Company’s Secured Net Leverage Ratio (as defined in the 2021 Credit Agreement). Swingline loans bear interest at a rate based on SOFR plus a margin based on the Company’s Secured Net Leverage Ratio. In addition, the Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which ranges between 0.15% and 0.25%, depending on the Company’s Secured Net Leverage Ratio. As of April 3, 2026, the commitment fee on the unused portion of the Revolving Credit Facility was 0.15%. As of April 3, 2026, the interest rate on the Revolving Credit Facility was 5.01%.
On March 25, 2026, the Company entered into a fifth amendment (the “Fifth Amendment”) to the 2021 Credit Agreement. The Fifth Amendment amended the terms of the 2021 Credit Agreement to, among other things, increase the portion of the Revolving Credit Facility that is available for swingline loans up to a sublimit of $75 million and to permit swingline loans to bear interest, at the Company’s option, at a rate based on SOFR plus a margin.
TLA Facility
The TLA Facility matures on February 15, 2028. During 2025, the Company prepaid the required quarterly principal installments under the TLA Facility through maturity. The interest rate terms for the TLA Facility are the same as those described above for the Revolving Credit Facility borrowings in U.S. dollars. As of April 3, 2026, the interest rate on the TLA Facility was 5.01%.
Contractual principal maturities under the Senior Secured Credit Facilities as of April 3, 2026, are as follows (in thousands):

	Remainder of 2026	2027	2028
Future minimum principal payments	$—	$—	$156,000

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT (Continued)
Covenants
The 2021 Credit Agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require the Company not to exceed a specified maximum Total Net Leverage Ratio (as defined in the 2021 Credit Agreement) and an interest coverage ratio as of the end of each fiscal quarter. As of April 3, 2026, the Company was in compliance with these financial covenants.
Convertible Notes
The following table summarizes certain terms related to the Company’s current outstanding Convertible Notes:

Convertible Notes	Maturity Date	Annual Coupon Rate	Annual Effective Interest Rate	Payment Dates for Semi-Annual Interest Payments in Arrears
2028 Notes	February 15, 2028	2.125%	2.76%	February 15 and August 15
2030 Notes	March 15, 2030	1.875%	2.38%	March 15 and September 15
Conversion and Redemption Terms of the Notes
The Company’s Notes will mature at their maturity date unless earlier repurchased, redeemed or converted. The Convertible Notes’ initial conversion terms are summarized below:

Convertible Notes	Free Convertibility Date	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Redemption Date
2028 Notes	November 15, 2027	11.4681	$87.20	February 20, 2026
2030 Notes	December 15, 2029	6.6243	$150.96	March 20, 2028
The conversion rate is subject to standard anti-dilutive adjustments and adjustments upon the occurrence of specified events.
The Company will settle conversions of the Convertible Notes by paying cash up to the aggregate principal amount of the applicable Convertible Notes to be converted, and cash, shares of Common Stock or a combination thereof, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The holders of the Convertible Notes may convert all or a portion of such Notes, in multiples of $1,000 principal amounts, prior to certain specified dates (each, a “Free Convertibility Date”) only under the following circumstances (in each case, as applicable to each series of Convertible Notes):
~~•~~during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% (for the 2028 Notes) and 150% (for the 2030 Notes) of the conversion price on each applicable trading day;
•during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price (as defined in the applicable indenture) per $1,000 principal amount of the notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate in effect on each such trading day;
•if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events (as set forth in the applicable indenture).
On or after the applicable Free Convertibility Date until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, holders of the Convertible Notes may convert all or any portion of the Convertible Notes at their option at the conversion rate then in effect, regardless of the foregoing circumstances.
The conditional conversion features of the 2028 Notes and 2030 Notes were not triggered during the calendar quarter ended March 31, 2026, therefore, the 2028 Notes and 2030 Notes are not convertible during the calendar quarter ended June 30, 2026 pursuant to the applicable last reported sales price conditions.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT (Continued)
If the Company undergoes a fundamental change (as defined in the applicable indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of such Notes, in principal amounts of $1,000 or a multiple thereof, at a fundamental change repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their Notes in connection with such corporate event or during the relevant redemption period.
The Company may not redeem the Convertible Notes prior to certain dates (the “Redemption Date”). On or after the applicable Redemption Date, the Company may redeem for cash all or any portion of the Convertible Notes if the last reported sale price of its Common Stock has been at least 130% (for the 2028 Notes) and 140% (for the 2030 Notes) of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the Redemption Date (as defined in the 2030 Notes Indenture).
Convertible Notes Exchange Transactions
On March 18, 2025, the Company used a portion of the remaining net proceeds from the issuance of the 2030 Notes to exchange $383.7 million in aggregate principal amount of the 2028 Notes for an aggregate cash exchange consideration of $384.4 million in cash and 1,553,806 shares of Common Stock (the “Note Exchange Transactions”). The Note Exchange Transactions were considered an induced conversion and, as a result, the Company recorded $46.7 million during the first quarter of 2025 in induced conversion expense within Other loss, net in the Consolidated Statements of Operations. Contemporaneously with the Note Exchange Transactions, the Company terminated a portion of the capped call transactions related to the 2028 Notes and received 436,963 shares of common stock.
Fair Value of the Notes
As of April 3, 2026, the estimated fair value of the 2028 Notes and 2030 Notes was approximately $137.4 million and $956.9 million, respectively. As of December 31, 2025, the estimated fair value of the 2028 Notes and 2030 Notes was approximately $131.5 million and $930.0 million, respectively. The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. The fair value of the Convertible Notes is categorized in Level 2 of the fair value hierarchy.
Capped Calls
In connection with the issuance of the 2028 Notes and 2030 Notes, the Company entered into privately negotiated capped calls (the “2028 Capped Calls” and “2030 Capped Calls”) (collectively, the “Capped Calls”) with certain financial institutions. The Capped Calls are generally expected to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes if the market price per share of the Company’s Common Stock is greater than the strike price of the applicable Capped Call (which corresponds to the initial conversion price of the applicable Convertible Notes and is subject to certain adjustments under the terms of the applicable Capped Call), with such reduction and/or offset subject to a cap based on the cap price of the applicable Capped Calls (the “Initial Cap Price”).
Each of the Capped Calls has an initial cap price per share of the Company’s Common Stock, which represented a premium over the last reported sale price of the Company’s Common Stock on the date the corresponding Convertible Notes were priced, and is subject to certain adjustments under the terms of the corresponding agreements. Collectively, the Capped Calls cover, initially, the number of shares of Common Stock underlying the Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes.
The initial terms for the Capped Calls are presented below:

Capped Calls	Maturity Date	Initial Strike Price	Initial Cap Price
2028 Capped Calls	February 15, 2028	$87.20	$108.59
2030 Capped Calls	March 15, 2030	$150.96	$189.44

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT (Continued)
For accounting purposes, the Capped Calls are separate transactions, and not integrated with the issuance of the Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The Convertible Notes and the Capped Calls will be integrated for tax purposes. The accounting impact of this tax treatment results in the Capped Calls being deductible as original issue discount for tax purposes over the term of the Convertible Notes, generating a deferred tax asset which is recognized through equity. The premiums paid for the Capped Calls were recorded, net of a deferred tax asset, as a reduction to additional paid-in capital. when they were entered.
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
Stock-based Compensation Expense
The classification of stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Cost of sales	$1,408	$1,423
Selling, general and administrative	4,704	5,048
Research, development and engineering	335	380
Restructuring and other charges	215	29
Total stock-based compensation expense	$6,662	$6,880
Modification of Awards
On April 21, 2025, the Board approved a planned leadership succession under which Joseph W. Dziedzic, the Company’s then President and Chief Executive Officer, continued in that role through October 24, 2025, transitioned to a non‑executive special advisor role, and separated from the Company on March 31, 2026. In connection with his separation, and pursuant to an executive retirement agreement dated April 22, 2025, Mr. Dziedzic received retirement eligibility treatment for his outstanding equity awards in exchange for a release of claims and an extension of post‑termination restrictive covenants.
Effective March 31, 2026, Mr. Dziedzic’s unvested time‑based restricted stock units (“RSUs”) vested in full, and his outstanding performance‑based restricted stock units (“PRSUs”) vested on a prorated basis in accordance with the applicable award agreements. The PRSUs remain subject to achievement of the applicable performance conditions and will be paid, if earned, pursuant to the original award terms. Absent this modification, all unvested RSUs and PRSUs would have been forfeited upon separation.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION (Continued)
The modification was accounted for under ASC 718. On March 31, 2026, the Company reversed previously recognized compensation expense and recognized compensation cost based on the fair value of the modified awards, as follows:
•RSUs: 15,333 unvested RSUs vested immediately, resulting in compensation cost of $1.3 million based on a fair value of $88.00 per share. Previously recognized expense of $0.3 million was reversed, and $1.3 million was recognized on March 31, 2026.
•PRSUs—financial performance conditions: The prorated outstanding awards totaled 18,573 PRSUs, with a fair value of $1.6 million based on a share price of $88.00. Previously recognized expense of $2.1 million was reversed, and $1.6 million was recognized on March 31, 2026. These awards are no longer subject to a service requirement but remain subject to financial performance conditions.
•PRSUs—market‑based performance conditions: The prorated outstanding awards totaled 16,292 PRSUs, with a fair value of $1.4 million determined using a Monte Carlo valuation model. Previously recognized expense of $2.1 million was reversed, and $1.4 million was recognized on March 31, 2026. These awards are no longer subject to a service requirement but remain subject to market‑based performance conditions.
The incremental impact of the modification was recognized within stock‑based compensation expense during the three months ended March 31, 2026.
Stock Options
The following table summarizes the Company’s stock option activity for the three month period ended April 3, 2026:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2025	20,229	$37.48
Exercised	(2,883)	48.43
Outstanding and exercisable at April 3, 2026	17,346	$35.66	1.1	$0.9
Time-Based Restricted Stock Units
Most RSUs granted to employees during the three months ended April 3, 2026 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. RSUs are issued to non-employee members of the Board as a portion of their annual retainer and vest quarterly over a period of one year. Non-employee directors that take office other than on the date of an annual meeting receive a prorated portion of the annual equity retainer, as of the date he or she takes office. Any prorated annual equity retainer will vest in equal installments on each regularly scheduled vesting date applicable to non-employee directors who have continuously served since the most recent annual meeting. The grant-date fair value of all RSUs is equal to the closing market price of Integer common stock on the date of grant.
The following table summarizes RSU activity for the three month period ended April 3, 2026:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	296,384	$107.27
Granted	154,824	85.78
Vested	(164,059)	98.53
Forfeited	(7,288)	106.45
Nonvested at April 3, 2026	279,861	$100.52

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
The following table summarizes PRSU activity for the three month period ended April 3, 2026:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	215,385	$109.23
Granted	94,524	91.17
Performance adjustment(a)	66,924	74.34
Vested	(146,201)	74.34
Forfeited	(24,790)	185.47
Nonvested at April 3, 2026	205,842	$105.19
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

	Three Months Ended
	April 3, 2026	March 28, 2025
Weighted average fair value	$97.28	$162.62
Risk-free interest rate	3.64%	4.29%
Expected volatility	37%	33%
Expected life (in years)	3.0	3.0
Expected dividend yield	—%	—%
The valuation of the market-based PRSUs granted during 2026 and 2025 also reflects a weighted average illiquidity discount of 10.98% and 8.78%, respectively, related to a period of up to one-year that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Restructuring charges	$607	$664
Acquisition and integration costs	1,442	4,742
Other general expenses	723	(1)
Total restructuring and other charges	$2,772	$5,405
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
The following table comprises restructuring and restructuring-related charges (gains) by classification in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Restructuring charges:
Restructuring and other charges	$607	$664
Restructuring-related expenses(a):
Cost of sales	1,002	401
Selling, general and administrative	85	43
Research, development and engineering	154	(6)
Total restructuring and restructuring-related charges	$1,848	$1,102
__________
(a) Restructuring-related expenses primarily include retention bonuses, consulting expenses, professional fees and equipment relocation costs.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     RESTRUCTURING AND OTHER CHARGES (Continued)
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence	Strategic reorganization and alignment	Manufacturing alignment to support growth	Total
December 31, 2025	$122	$10	$27	$159
Charges incurred, net of reversals	391	—	216	607
Non-cash charges incurred (included above)	(214)	—	—	(214)
Cash payments	(134)	(4)	(219)	(357)
April 3, 2026	$165	$6	$24	$195
Acquisition and integration costs
Acquisition and integration costs primarily consist of professional fees directly related to completed and contemplated business acquisitions and costs to integrate the systems, processes and organizations acquired. During the three months ended April 3, 2026, acquisition and integration costs included $0.7 million related to an investment in a convertible debt instrument. See Note 13, “Financial Instruments and Fair Value Measurements,” for additional information related to the convertible debt instrument.
Acquisition and integration costs comprise the following (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Acquisition costs	$973	$2,844
Integration costs	469	1,898
Acquisition and integration costs	$1,442	$4,742
Other general expenses
During the three months ended April 3, 2026 and March 28, 2025, the Company recorded expenses related to other initiatives not described above, which primarily include gains and losses in connection with the disposal of property, plant and equipment.

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

	Three Months Ended
	April 3, 2026	March 28, 2025
Income (loss) from continuing operations before taxes	$20,351	$(12,999)
Provision for income taxes	3,845	9,466
Effective tax rate	18.9%	(72.8)%
The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the first quarter of 2026 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S. federal rate, the Net CFC Tested Income (“NCTI”), (formerly Global Intangible Low-Taxed Income (“GILTI”) tax), the Foreign Derived Deduction Eligible Income (“FDDEI”), (formerly, Foreign Derived Intangible Income (“FDII”) deduction), the availability of tax credits and the recognition of certain discrete tax items. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the first quarter of 2025 is due principally to the impact of the Convertible Notes Exchange Transactions, including the nondeductible induced conversion expense and reduction of future original issue discount amortization for U.S. income tax purposes. To a lesser extent, the remaining difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate for the first quarter of 2025 is consistent with the differences recognized in the first quarter of 2026.
For the first quarter of 2026, the Company recorded discrete tax expense of $0.1 million, compared to a discrete tax benefit of $1.5 million for the first quarter of 2025. The discrete tax expense for the first quarter of 2026 relates predominantly to shortfalls recognized upon the vesting of RSUs and the discrete tax benefits for the first quarter 2025 are predominately related to excess tax benefits, net of deductibility limitations, recognized upon vesting of RSUs.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of April 3, 2026, the Company had unrecognized tax benefits of approximately $2.9 million, substantially all of which would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2025 and Note 13 thereto included in the Company’s 2025 Annual Report.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(10.)    COMMITMENTS AND CONTINGENCIES
Contingent Consideration Arrangements
The Company records contingent consideration liabilities related to the earn-out provisions for certain acquisitions. See Note 13, “Financial Instruments and Fair Value Measurements” for additional information.
Litigation
On December 10, 2025, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Integer and certain of its executives, captioned West Palm Beach Firefighters’ Pension Fund v. Integer Holdings Corporation, et al. (the “Securities Action”). In March 2026, the court appointed Pembroke Pines Pension Fund for Firefighters and Police Officers as lead plaintiff and recaptioned the case as Pembroke Pines Pension Fund for Firefighters and Police Officers v. Integer Holdings Corporation. An amended complaint was subsequently filed on April 10, 2026. The amended complaint in the lawsuit alleges violations of the securities laws in the company’s public disclosures. The amended complaint seeks monetary damages, costs and attorney’s fees, and other unspecified relief. Defendants’ deadline to file a motion to dismiss the amended complaint is May 1, 2026. Integer denies any wrongdoing and intends to vigorously defend itself against the claims in the Securities Action.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2026	March 28, 2025
Numerator for basic and diluted EPS:
Income (loss) from continuing operations	$16,506	$(22,465)
Loss from discontinued operations	—	(22)
Net income (loss)	$16,506	$(22,487)

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	34,278	33,916
Dilutive effect of share-based awards	155	—
Weighted average shares outstanding - Diluted	34,433	33,916

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.48	$(0.66)
Loss from discontinued operations	—	—
Basic earnings (loss) per share	$0.48	$(0.66)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.48	$(0.66)
Loss from discontinued operations	$—	$—
Diluted earnings (loss) per share	$0.48	$(0.66)
For periods in which the Company has reported a loss from continuing operations, diluted earnings (loss) per share is the same as basic earnings (loss) per share, as the effects of common stock equivalents outstanding and shares issuable upon conversion of convertible debt instruments are antidilutive and, therefore, excluded from the calculation of diluted earnings (loss) per share.
During the three months ended April 3, 2026, the potential conversion of the Convertible Notes was not included in the diluted earnings per share calculation because the average closing price of the Company's common stock for the period, which is used as the basis for determining the dilutive effect on earnings per share, was less than the applicable conversion price.
The following table sets forth potential shares of Common Stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Stock options and RSUs	80	432
PRSUs	84	226
Common Stock issuable upon conversion of the 2028 Notes	—	1,649

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of Common Stock issued and outstanding for the three month periods ended April 3, 2026 and March 28, 2025:

	Issued	Treasury Stock	Outstanding
Beginning balance at December 31, 2025	35,481,805	(1,135,355)	34,346,450
Stock options exercised	—	1,084	1,084
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	—	187,611	187,611
Repurchases of common stock	—	(589,605)	(589,605)
Ending balance at April 3, 2026	35,481,805	(1,536,265)	33,945,540

Beginning balance at December 31, 2024	33,546,262	(6)	33,546,256
Stock options exercised	3,796	—	3,796
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	190,588	—	190,588
Stock issued upon conversion of convertible debt	1,553,806	—	1,553,806
Exercise of capped call upon conversion of convertible debt	—	(436,963)	(436,963)
Stock issued for acquisition	32,393	—	32,393
Ending balance at March 28, 2025	35,326,845	(436,969)	34,889,876

Share Repurchase Program
On November 4, 2025, the Company announced that the Board had approved a share repurchase program whereby the Company may, from time to time, repurchase on the open market, in privately-negotiated purchases, including accelerated repurchases, or otherwise, up to $200.0 million of its common stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date and will continue until otherwise suspended or terminated. The Share Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares and may be executed at the discretion of management on an opportunistic basis, or pursuant to trading plans or other arrangements. Shares of our common stock repurchased under the Share Repurchase Program are classified as treasury stock and recorded at cost on the Consolidated Balance Sheets.
On February 19, 2026, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with Bank of America, N.A. ("Bank of America") to repurchase approximately $50.0 million of common stock under the Share Repurchase Program. Under the terms of the ASR Agreement, the Company paid Bank of America $50.0 million on February 19, 2026 and on that date received initial delivery of 462,535 shares, representing approximately 80% of the shares to be repurchased over the course of the ASR Agreement. On April 2, 2026, Bank of America delivered 127,070 additional shares which completed the ASR Agreement totaling 589,605 repurchased shares. The total number of shares ultimately repurchased under the ASR Agreement was based on the volume-weighted average price of the Company’s Common Stock during the repurchase period under the ASR Agreement, less a discount, which was $84.80 over the term of the ASR Agreement. The Company used available cash and borrowings under our credit facility to fund the repurchase of the common shares under the ASR Agreement. As of April 3, 2026, the Company had $100 million of capacity remaining under the Share Repurchase Program.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     STOCKHOLDERS’ EQUITY (Continued)
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (“AOCI”) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 31, 2025	$(113)	$5,221	$54,144	$59,252	$(1,050)	$58,202
Unrealized loss on cash flow hedges	—	(6,595)	—	(6,595)	1,385	(5,210)
Realized loss on foreign currency hedges	—	2,935	—	2,935	(616)	2,319
Foreign currency translation loss	—	—	(10,654)	(10,654)	—	(10,654)
April 3, 2026	$(113)	$1,561	$43,490	$44,938	$(281)	$44,657

December 31, 2024	$67	$(6,482)	$(8,985)	$(15,400)	$1,357	$(14,043)
Unrealized gain on cash flow hedges	—	4,400	—	4,400	(923)	3,477
Realized loss on foreign currency hedges	—	1,293	—	1,293	(272)	1,021
Foreign currency translation gain	—	—	20,291	20,291	—	20,291
March 28, 2025	$67	$(789)	$11,306	$10,584	$162	$10,746
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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 3, 2026
Assets: Foreign currency hedging contracts	$3,480	$—	$3,480	$—
Liabilities: Foreign currency hedging contracts	1,919	—	1,919	—
Liabilities: Contingent consideration	8,179	—	—	8,179

December 31, 2025
Liabilities: Foreign currency hedging contracts	$5,221	$—	$5,221	$—
Liabilities: Contingent consideration	8,179	—	—	8,179

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
Information regarding outstanding foreign currency forward contracts as of April 3, 2026 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$38,320	Apr 2027	0.0507	MXN Peso	$3,395	Prepaid expenses and other current assets
1,543	Oct 2026	0.2421	MYR Ringgit	42	Prepaid expenses and other current assets
1,967	Oct 2026	0.0242	UYU Peso	43	Prepaid expenses and other current assets
50,362	Dec 2026	1.1826	Euro	(1,012)	Accrued expenses and other current liabilities
11,215	Apr 2027	0.0564	MXN Peso	(325)	Accrued expenses and other current liabilities
3,680	Apr 2027	0.2588	MYR Ringgit	(132)	Accrued expenses and other current liabilities
11,043	Apr 2027	0.0256	UYU Peso	(367)	Accrued expenses and other current liabilities
3,969	Jul 2027	0.0550	MXN Peso	(83)	Other long-term liabilities
Information regarding outstanding foreign currency forward contracts as of December 31, 2025 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$15,906	Oct 2026	1.1610	Euro	$266	Prepaid expenses and other current assets
7,649	Oct 2026	0.0244	UYU Peso	383	Prepaid expenses and other current assets
51,699	Dec 2026	0.0501	MXN Peso	4,491	Prepaid expenses and other current assets
2,959	Oct 2026	0.2401	MYR Ringgit	82	Prepaid expenses and other current assets
3,842	Apr 2027	0.0519	MXN Peso	76	Other long-term assets
8,923	Jul 2026	1.1898	Euro	(77)	Accrued expenses and other current liabilities
The following tables present the effect of cash flow hedge derivative instruments on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three and three months ended April 3, 2026 and March 28, 2025 (in thousands):

	Three Months Ended
	April 3, 2026		March 28, 2025
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$439,580	$(116)	$437,392	$(583)
Cost of sales	329,985	(2,819)	317,074	(693)
Operating expenses	77,726	—	70,766	(17)

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income	Three Months Ended
	April 3, 2026	March 28, 2025		April 3, 2026	March 28, 2025
Foreign exchange contracts	$(1,407)	$1,808	Sales	$(116)	$(583)
Foreign exchange contracts	(5,096)	2,419	Cost of sales	(2,819)	(693)
Foreign exchange contracts	(92)	349	Operating expenses	—	(17)
The Company expects to reclassify net gains totaling $1.6 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At April 3, 2026 and December 31, 2025, the Company had total notional amounts of $79.5 million and $73.4 million, respectively, of foreign currency contracts outstanding that were not designated as hedges. The fair value of derivatives not designated as hedges was not material for any period presented. Gains/losses on foreign currency contracts not designated as hedging instruments are included in Other loss, net on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company recorded net gains of $0.1 million for the three months ended April 3, 2026, compared to net gains of $0.6 million for the three months ended March 28, 2025.
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three and three months ended April 3, 2026 and March 28, 2025 (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Fair value measurement at beginning of period	$8,179	$904
Amount recorded for current year acquisitions	—	2,541
Fair value measurement at end of period	$8,179	$3,445
As of April 3, 2026 and December 31, 2025, the current and non-current portions of the contingent consideration liability were $7.0 million and $1.2 million, respectively. Any current portion of contingent consideration is included in Accrued expenses and other current liabilities and any non-current portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides information on unpaid contingent consideration as of April 3, 2026 (in thousands):

			As of April 3, 2026
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
Equity and Other Investments
The Company holds long-term, strategic investments in companies to promote business and strategic objectives. These investments are included in Other long-term assets on the Condensed Consolidated Balance Sheets.
Equity and other investments comprise the following (in thousands):

	April 3, 2026	December 31, 2025
Equity method investment	$6,197	$7,709
Non-marketable equity securities	180	180
Convertible debt instrument	13,849	—
Total equity and other investments	$20,226	$7,889
During the first quarter of 2026, the Company invested 12 million euro ($13.8 million) in a convertible debt instrument issued by a life sciences company that matures on December 31, 2035. The instrument has a stated interest of 4.55%, payable periodically during the term of the instrument. Depending on certain operational and financial targets, the Company may invest an additional 3 million euro under the same terms. The instrument is senior to all other indebtedness, and is secured by the assets of the investee. The Company considered guidance within ASC 815 and concluded the conversion option did not require bifurcation as an embedded derivative instrument.
The components of (Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Equity method investment (gain) loss	$1,468	$(181)
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of April 3, 2026, the Company owned 8.0% of this fund.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)    SEGMENTS AND DISAGGREGATED REVENUE
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
The following table presents Property, Plant and Equipment (“PP&E”) by geographic area. In these tables, PP&E is aggregated based on the physical location of the tangible long-lived assets (in thousands):

	April 3, 2026	December 31, 2025
Long-lived tangible assets by geographic area:
United States	$296,830	$297,441
Ireland	155,951	160,511
Mexico	47,232	45,922
Rest of world	33,131	32,553
Total	$533,144	$536,427
The following table presents sales by product line (in thousands):

	Three Months Ended
	April 3, 2026	March 28, 2025
Cardio & Vascular	$261,733	$258,871
Cardiac Rhythm Management & Neuromodulation	168,264	160,345
Other Markets	9,583	18,176
Total sales	$439,580	$437,392
Revenue recognized from products and services transferred to customers over time represented 38% and 33% of total revenue for the three months ended April 3, 2026 and March 28, 2025, respectively.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of total revenues.

	Three Months Ended
	April 3, 2026	March 28, 2025
Customer A	19%	14%
Customer B	18%	15%
Customer C	15%	21%
All other customers	48%	50%
The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of total revenues are shipped.

	Three Months Ended
	April 3, 2026	March 28, 2025
United States	53%	52%
Costa Rica	13%	*
All other countries	34%	48%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)    SEGMENTS AND DISAGGREGATED REVENUE (Continued)
Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	April 3, 2026	December 31, 2025
Contract assets	$115,727	$112,546
Contract liabilities (included in Accrued expenses and other current liabilities)	5,383	5,213
Contract liabilities (included in Other long-term liabilities)	3,032	3,265
During the three months ended April 3, 2026, the Company recognized $1.1 million of revenue that was included in the contract liability balance as of December 31, 2025. During the three months ended March 28, 2025, the Company recognized $1.2 million of revenue that was included in the contract liability balance as of December 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q should be read in conjunction with the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition, please read this section in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.
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
•the outcome of a strategic review process;
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
While it is not possible to create a comprehensive list of all factors that may cause actual results to differ from results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include, but in no way are limited to, the following:
•operational risks, such as our dependence upon a limited number of customers; reductions, delays or cancellations in demand from any significant customer or group of customers; pricing pressures and contractual pricing restraints we face from customers; our reliance on third-party suppliers for raw materials, key products and subcomponents; the cost of raw materials, products and subcomponent that are incorporated into our products; trade regulations; changes in order forecasts; our ability to predict and meet the demand for our products; interruptions in our manufacturing operations; uncertainty surrounding macroeconomic and geopolitical factors in the U.S. and globally; our ability to attract, train and retain a sufficient number of qualified associates to maintain and grow our business; the potential for harm to our reputation and competitive advantage caused by quality problems related to our products; our ability to successfully implement a new global enterprise resource planning (“ERP”) solution; our dependence upon our information technology systems and our ability to prevent cyber-attacks and other failures; global climate change and the emphasis on ESG (as defined below) matters by various stakeholders; our dependence upon our senior management team and key technical personnel; and consolidation in the healthcare industry both at a competitor and customer level, resulting in increased competition and pricing pressure;
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
•market, financial and indebtedness risks, such as our ability to accurately forecast future performance based on operating results that often fluctuate; the volatility of our stock price; our failure to meet our publicly announced outlook; the ability of our stock purchase program to enhance stockholder value; stockholder activism; our significant amount of outstanding indebtedness and our ability to remain in compliance with financial and other covenants under the credit agreement governing our senior secured credit facilities (“Senior Secured Credit Facilities”); economic and credit market uncertainties that could interrupt our access to capital markets, borrowings or financial transactions; the conditional conversion feature of the 2028 Notes (as defined below) and the 2030 Notes (as defined below) adversely impacting our liquidity; the conversion of our 2028 Notes and 2030 Notes; diluting ownership interests of existing holders of our common stock; the counterparty risk associated with our capped call transaction; the counter financial and market risks related to our international operations and sales; our complex international tax profile; and our ability to realize the full value of our intangible assets;
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
The first quarters of 2026 and 2025 ended on April 3, 2026 and March 28, 2025, respectively, and consisted of 93 days and 87 days, respectively.
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
Sales Outlook
In 2026, we expect year over year sales growth to be primarily impacted by lower sales related to three new products due to lower than anticipated market adoption. We believe the magnitude of these changes on multiple products at the same time is highly unusual.
Strategic Review
In April 2026, we announced that the Board had initiated a strategic review to maximize stockholder value. We are considering a full range of potential opportunities including, but not limited to, a sale, merger, or strategic business combination as compared to the value creation opportunities from continued execution of the Company’s standalone strategy.  There is no deadline or definitive timeline set for the completion of the strategic review, and there can be no assurance that the review will result in any transaction or other outcome.
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
On February 28, 2025, we acquired substantially all of the assets and assumed certain liabilities of VSi. Prior to the acquisition, VSi was a privately-held full-service provider of parylene coating solutions, primarily focused on complex medical device applications.
On January 7, 2025, we acquired substantially all of the assets and assumed certain liabilities of Precision. Prior to the acquisition, Precision was a privately-held manufacturer specializing in high value surface coating technology platforms, including fluoropolymer, anodic coatings, ion treatment solutions and laser processing.
Refer to Note 2, “Business Acquisitions” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about the transactions above.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Overview
Income (loss) from continuing operations for the first quarter of 2026 was income of $16.5 million, or $0.48 per diluted share, compared to a loss of $22.5 million, or $0.66 per diluted share, for the first quarter of 2025. These variances are primarily the result of the following:
•Sales for the first quarter of 2026 increased $2.2 million when compared to the same period in 2025, driven by higher Cardio & Vascular and Cardiac Rhythm Management & Neuromodulation sales, partially offset by lower Other Markets.
•Gross profit for the first quarter of 2026 decreased $10.7 million, primarily by driven by lower fixed cost absorption due to lower production volumes.
•Operating expenses for the first quarter of 2026 increased $7.0 million when compared to the same period in 2025, primarily due to higher SG&A and RD&E costs, partially offset by and Restructuring and other charges. Operating expenses as a percentage of sales improved to 17.7% for the first quarter of 2026 compared to 16.2% or the first quarter of 2025.
•Interest expense for the first quarter of 2026 decreased $5.1 million compared to the same period in 2025, primarily due to lower interest rates on our outstanding borrowings.
•During the first quarters of 2026 and 2025, we recognized losses on equity investments of $1.5 million compared to gains of $0.2 million, respectively. Gains and losses on equity investments are generally unpredictable in nature.
•Other loss, net for the first quarter of 2026 was $0.3 million compared to $47.9 million for the first quarter of 2025. The first quarter of 2025 includes $46.7 million of debt conversion inducement expense related to the partial exchange of our outstanding 2028 Notes that was completed during the first quarter of 2025.
•We recorded provisions for income taxes for the first quarters of 2026 and 2025 of $3.8 million and $9.5 million, respectively. The change in income tax expense was primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	April 3,	March 28,	Change
	2026	2025	$	%
Product Line Sales:
Cardio & Vascular	$261,733	$258,871	$2,862	1.1%
Cardiac Rhythm Management & Neuromodulation	168,264	160,345	7,919	4.9%
Other Markets	9,583	18,176	(8,593)	(47.3)%
Total sales	439,580	437,392	2,188	0.5%
Cost of sales	329,985	317,074	12,911	4.1%
Gross profit	109,595	120,318	(10,723)	(8.9)%
Gross profit as a % of sales	24.9%	27.5%
Operating expenses:
Selling, general and administrative (“SG&A”)	58,711	51,160	7,551	14.8%
SG&A as a % of sales	13.4%	11.7%
Research, development and engineering (“RD&E”)	16,243	14,201	2,042	14.4%
RD&E as a % of sales	3.7%	3.2%
Restructuring and other charges	2,772	5,405	(2,633)	(48.7)%
Total operating expenses	77,726	70,766	6,960	9.8%
Operating income	31,869	49,552	(17,683)	(35.7)%
Operating expense as a % of sales	17.7%	16.2%
Operating income as a % of sales (“Operating margin”)	7.2%	11.3%
Interest expense	9,734	14,805	(5,071)	(34.3)%
(Gain) loss on equity investments	1,468	(181)	1,649	NM
Other loss, net	316	47,927	(47,611)	(99.3)%
Income (loss) from continuing operations before taxes	20,351	(12,999)	33,350	NM
Provision for income taxes	3,845	9,466	(5,621)	(59.4)%
Effective tax rate	18.9%	(72.8)%
Income (loss) from continuing operations	$16,506	$(22,465)	$38,971	NM
Income (loss) from continuing operations as a % of sales	3.8%	(5.1)%
Diluted earnings (loss) per share from continuing operations	$0.48	$(0.66)	$1.14	NM
NM - Calculated change not meaningful.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales

	Three Months Ended
	April 3,		March 28,	Change
	2026		2025	$	%
Cardio & Vascular	$261,733		$258,871	$2,862	1.1%
Cardiac Rhythm Management & Neuromodulation	168,264		160,345	7,919	4.9
Other Markets	9,583		18,176	(8,593)	(47.3)
Total sales	$439,580	439580	$437,392	$2,188	0.5
For the first quarter of 2026, Cardio & Vascular (“C&V”) sales increased $2.9 million, or 1%, versus the comparable 2025 period. C&V sales for the first quarter of 2026 included $2.7 million in incremental sales from our 2025 acquisitions. Foreign currency exchange rate fluctuations increased C&V sales for the first quarter of 2026 by $1.2 million in comparison to the 2025 period, primarily due to U.S. dollar fluctuations relative to the Euro.
For the first quarter of 2026, Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales increased $7.9 million, or 5%, versus the comparable 2025 period, driven by Cardiac Rhythm Management growth, partially offset by lower sales due to a Neuromodulation customer. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales during the first quarter of 2026 in comparison to 2025.
Other Markets sales for the first quarter of 2026 decreased $8.6 million, or 47%, versus the comparable 2025 period, driven by execution of the Portable Medical Exit. Foreign currency exchange rate fluctuations did not have a material impact on Other Markets sales during the first quarter of 2026 in comparison to 2025.
Gross Profit

	Three Months Ended
	April 3,	March 28,	Change
	2026	2025	$	%
Gross profit (in thousands)	$109,595	$120,318	$(10,723)	(8.9)%
Gross margin	24.9%	27.5%
Gross margin declined in the first quarter of 2026, compared to the same prior year period due to the negative impact of lower fixed cost absorption, partly offset by on-going cost reduction initiatives. Gross margin, or gross profit as a percentage of sales, has been and will continue to be affected by a variety of factors, including the average sales price of our products and services and transaction volume growth. We expect our gross margin to fluctuate over time.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year periods were due to the following (in thousands):

	Three Months Ended
	April 3,	March 28,	Change
	2026	2025	$	%
Compensation and benefits(a)	$29,032	$27,563	$1,469	5.3%
Depreciation and amortization expense(b)	12,862	11,776	1,086	9.2
Professional fees(c)	7,621	3,340	4,281	128.2
Contract services(d)	5,000	3,979	1,021	25.7
Travel and entertainment	437	1,175	(738)	(62.8)
Bank fees and charges	831	832	(1)	(0.1)
All other SG&A	2,928	2,495	433	17.4
Total SG&A expense	$58,711	$51,160	$7,551	14.8

__________
(a)Compensation and benefits increased primarily due to annual merit increases, acquisitions, leadership transitions, and the execution of our enterprise resource planning system implementation.
(b)Depreciation and amortization expense increased due to amortization of customer list intangible assets related to recent acquisitions.
(c)Professional fees were impacted by advisory fees related to a stockholder activist matter. These activist related costs amounted to $3.2 million for the first quarter of 2026. As a result of the previously disclosed cooperation agreement reached with the activist investor in March 2026, we do not anticipate we will incur any further costs related to this matter.
(d)Contract services expense increased primarily due to higher software costs from information technology enhancements.
RD&E
RD&E expense for the first quarter of 2026 was $16.2 million, compared to $14.2 million for the first quarter 2025. The increase in RD&E expense during 2026 compared to 2025 is primarily due to the timing of program milestone achievements for customer funded programs. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

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
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended
	April 3,	March 28,	Change
	2026	2025	$	%
Restructuring charges(a)	$607	$664	$(57)	(8.6)%
Acquisition and integration costs(b)	1,442	4,742	(3,300)	(69.6)
Other general expenses(c)	723	(1)	724	NM
Total restructuring and other charges	$2,772	$5,405	$(2,633)	(48.7)
__________
(a)Restructuring charges for the first three months of 2026 and 2025 primarily consist of costs associated with our strategic reorganization and alignment and manufacturing alignment to support growth initiatives.
(b)Amount for the first three months of 2026 primarily includes $0.7 million of costs related to our investment in a convertible debt instrument during the quarter and integration expenses related to our recent acquisitions. Amount for the first three months of 2025 primarily include acquisition expenses related to the Precision and VSi acquisitions.
(c)Amounts include gains and losses in connection with the disposal of property, plant and equipment.
Refer to Note 8, “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense is as follows (dollars in thousands):

	Three Months Ended
	April 3, 2026		March 28, 2025		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$7,392	2.39%	$12,485	4.06%	$(5,093)	(167)
Amortization of deferred debt issuance costs and original issue discount	1,625	0.54	1,145	0.42	480	12
Losses from extinguishment of debt	—	—	737	0.25	(737)	(25)
Interest expense on borrowings	9,017	2.93%	14,367	4.73%	(5,350)	(180)
Other interest expense	717		438		279
Total interest expense	$9,734		$14,805		$(5,071)
During 2026, contractual interest expense has decreased due to a lower weighted average interest rate, partially offset by a higher average debt balance outstanding. The favorable weighted average interest rate is due to the replacement of some of our higher variable rate debt with lower fixed rate debt through issuance of the 2030 Notes at the end of the first quarter of 2025. The higher average debt balance outstanding is primarily the result of borrowings to fund the 2025 acquisitions and to repurchase common stock.
Other components of interest expense on borrowings include non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Amortization of deferred debt issuance costs and original issue discount increased during the first quarter of 2026 compared to the same period in 2025 as a result of higher unamortized balances related to new debt. The losses from extinguishment of debt during the first quarter of 2025 were related to prepayments of portions of the TLA Facility, primarily in connection with issuance of our 2030 Notes.
As of April 3, 2026 and December 31, 2025, approximately 88% and 92%, respectively, of our principal amount of debt are fixed rate borrowings.
See Note 6, “Debt,” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
(Gain) Loss on Equity Investments
(Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended
	April 3,	March 28,	Change
	2026	2025	$	%
Equity method investment (gain) loss	$1,468	$(181)	$1,649	NM
Equity method investment (gain) loss for both 2026 and 2025 relates to our share of equity method investee gains including unrealized appreciation/depreciation of the underlying interests of the investee. As of April 3, 2026 and December 31, 2025, the carrying value of our equity investments was $6.4 million and $7.9 million, respectively.
See Note 13, “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Other Loss, Net

	Three Months Ended
	April 3,	March 28,	Change
	2026	2025	$	%
Foreign currency transaction (gains) losses, net(a)	$376	$1,144	$(768)	(67)%
Debt conversion inducement expense(b)	—	46,681	(46,681)	(100)%
Other gains (losses), net	(60)	102	(162)	(159)%
	$316	$47,927	$(47,611)	(99)%
__________
(a)Represents gains/losses from the impact of exchange rates on transactions denominated in foreign currencies. Our foreign currency transaction gains/losses are based primarily on fluctuations of the U.S. dollar relative to the Euro, Mexican peso, Uruguayan peso, Malaysian ringgits, or Dominican peso.
(b)Debt conversion inducement expense was recognized in the first quarter of 2025 related to the partial exchange of our outstanding 2028 Notes.
Provision for Income Taxes

	Three Months Ended
	April 3,	March 28,	Change
	2026	2025	$	%
Income (loss) from continuing operations before taxes	$20,351	$(12,999)	$33,350	NM
Provision for income taxes	3,845	9,466	(5,621)	(59)%
Effective tax rate	18.9%	(72.8)%
The decrease in the tax provision was primarily due to an increase in R&D tax credits, an increase in tax benefits associated with realized foreign tax credits, and the impact of the non-recurring 2025 expense associated with the net nondeductible induced conversion expenditures incurred as a result of the induced conversion from the exchange of the 2028 Convertible Notes, partially offset by an increase in global minimum tax (Pillar 2).
Our effective tax rate for 2026 differs from the U.S. federal statutory tax rate of 21% due principally to the estimated impact of Federal Tax Credits (including R&D credits and foreign tax credits), and the application of U.S. and foreign international tax rules related to the taxation of global earnings, including Net CFC tested income (“NCTI”), formerly referred to as global intangible low‑tax income (“GILTI”), the deduction associated with foreign‑derived deduction‑eligible income (“FDDEI”), formerly known as foreign‑derived intangible income (“FDII”), and the impact of the OECD’s Pillar Two global minimum tax framework.
NCTI represents income earned by the Company’s controlled foreign corporations that is subject to current U.S. federal income taxation, after consideration of applicable foreign tax credits. NCTI is treated as a period cost and included in the Company’s income tax provision in the period in which the related foreign earnings arise. The amount of NCTI recognized is influenced by the level and mix of foreign earnings, foreign effective tax rates, and the availability of foreign tax credits.
FDDEI provides a deduction that reduces U.S. taxable income generated from certain qualifying foreign sales and services. The benefit recognized from FDDEI depends on the level of qualifying income, overall U.S. taxable income, and statutory limitations.
In addition, our rate is impacted by earnings realized in foreign jurisdictions with statutory rates that are different than the U.S. federal statutory rate. The primary foreign jurisdictions in which we operate and the statutory tax rate for each respective jurisdiction include Switzerland (22%), Mexico (30%), Uruguay (25%), Ireland (12.5%) and Malaysia (24%). Our manufacturing operations in Costa Rica and the Dominican Republic operate under a free trade zone agreement through April 2031 and March 2034, respectively.
In January 2026, the Organization for Economic Cooperation and Development (“OECD”) released administrative guidance recognizing the U.S. minimum tax regime and introducing a “side-by-side” package intended to exempt U.S. parented groups from Pillar 2 minimum taxes imposed by foreign jurisdictions on U.S. earnings. Although full adoption of the guidance is expected to eliminate this exposure with respect to the U.S. jurisdiction, laws to implement the framework have not been enacted in all relevant countries. Accordingly, our financial results reflect the laws enacted and in effect as of April 3, 2026.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Changes in the geographic mix of earnings, foreign income tax rates, the availability of tax credits and deductions, business acquisitions, settlements with taxing authorities, and the continued implementation and interpretation of international tax rules, including NCTI, FDDEI, and Pillar Two, may contribute to volatility in the Company’s effective tax rate in future periods. In addition, we continue to explore tax planning opportunities that may have a material impact on our effective tax rate.
Refer to Note 9, “Income Taxes,” to the accompanying Consolidated Condensed Financial Statements for discussion regarding the Company’s significant tax matters.
Liquidity and Capital Resources
Sources of Liquidity

(dollars in thousands)	April 3, 2026	December 31, 2025
Cash and cash equivalents	$8,115	$17,161
Working capital from continuing operations	$568,420	$538,056
Current ratio from continuing operations	3.75	3.32
Cash and cash equivalents at April 3, 2026 decreased by $9.0 million from December 31, 2025. Cash generated by operating activities of $24.7 million and proceeds from net borrowings on our revolving credit facility of $65.0 million were primarily offset by purchases of property, plant and equipment of $24.0 million, $50.0 million of repurchases of common stock, a $14.0 million investment in a convertible debt instrument, and tax withholding payments related to net share settlements of restricted stock unit awards of $9.0 million.
Working capital increased by $30.4 million from December 31, 2025, or $39.4 million excluding the decrease in cash and cash equivalents.  The increase in working capital, exclusive of cash and cash equivalents, primarily relates to positive fluctuations in inventory and accrued expenses and other liabilities, which were partially offset by a decrease in accounts receivable from the favorable timing of customer payments.
At April 3, 2026, $5.6 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
As of April 3, 2026, our capital structure consisted of $1,251.5 million of debt, net of deferred debt issuance costs and unamortized discounts and 34 million shares of common stock outstanding. As of April 3, 2026, we had access to $729.7 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit, and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of April 3, 2026, our contractual debt service obligations for the remainder of 2026, consisting of interest on our outstanding debt and commitment fees on the unused portion of the Revolving Credit Facility are estimated to be approximately $17 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
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
Credit Facilities and 2028 Notes
As of April 3, 2026, we had Senior Secured Credit Facilities that consist of an $800 million Revolving Credit Facility, with $65 million outstanding principal balance, and a TLA Facility with an outstanding principal balance of $91 million. The Revolving Credit Facility and TLA Facility mature on February 15, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for similar credit facilities.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following certain qualified acquisitions and (ii) an interest coverage ratio of at least 2.50:1.00. As of April 3, 2026, we were in compliance with these financial covenants. As of April 3, 2026, our Total Net Leverage Ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 3.0:1.0. For the twelve month period ended April 3, 2026, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 14.4:1.0.
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
In February 2023, we issued $500 million aggregate principal amount of notes. The 2028 Convertible Notes mature on February 15, 2028 and bear interest at a fixed rate of 2.125% per annum. In March 2025, in connection with the issuance of the 2030 Convertible Notes, the Company used part of the net proceeds therefrom to exchange $383.7 million in aggregate principal amount of the 2028 Convertible Notes in privately-negotiated transactions. As of April 3, 2026, the remaining aggregate principal amount of the 2028 Convertible Notes was $116.3 million.
As of December 31, 2025, the conditions allowing holders of the Convertible Notes to convert had not been met. Any determination regarding the convertibility of the Convertible Notes during future periods will be made in accordance with the terms of the indenture governing the Convertible Notes. These obligations are classified as a long-term liability on the Consolidated Balance Sheet at April 3, 2026.
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
On February 19, 2026, we entered into an accelerated share repurchase agreement to repurchase $50.0 million of common stock under the Share Repurchase Program. Under the terms of the ASR Agreement, we paid Bank of America $50.0 million on February 19, 2026 and on that date received initial delivery of 462,535 shares of common stock. On April 2, 2026, Bank of America delivered 127,070 additional shares which completed the ASR Agreement totaling 589,605 repurchased shares. The Company used available cash and borrowings under our credit facility to fund the repurchase of the common shares under the ASR Agreement. As of April 3, 2026, the Company had $100 million of capacity remaining under the Share Repurchase Program.
Factoring Arrangements
We utilize accounts receivable factoring arrangements with financial institutions to accelerate the timing of cash receipts and enhance our cash position. These arrangements, in all cases, do not contain recourse provisions, which would obligate us in the event of our customers’ failure to pay. During the first three months of 2026 and 2025, we sold, without recourse, $10.1 million and $58.1 million of accounts receivable, respectively. See Note 3, “Supplemental Financial Statement Disclosures” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information regarding our factoring arrangements.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Summary of Cash Flow
The following cash flow summary information includes cash flows related to discontinued operations.

	Three Months Ended
(in thousands)	April 3, 2026	March 28, 2025
Cash provided by (used in):
Operating activities	$24,695	$31,276
Investing activities	(37,901)	(197,167)
Financing activities	3,830	151,578
Effect of foreign currency exchange rates on cash and cash equivalents	330	(519)
Net change in cash and cash equivalents	$(9,046)	$(14,832)
Operating Activities – During the first three months of 2026, we generated cash from operations of $24.7 million, compared to $31.3 million for the first three months of 2025, as a $7.2 million decrease in net income adjusted for non-cash items such as depreciation and amortization was partially offset by a decrease in cash flow provided by changes in operating assets and liabilities.
Investing Activities – The $159.3 million decrease in net cash used in investing activities was primarily attributable to lower cash paid for acquisitions offset by the purchase of a long-term investment. Investing activities for the first three months of 2025 included net cash paid of $171.8 million for the Precision and VSi acquisitions.
Financing Activities – Net cash provided by financing activities for the first three months of 2026 was $3.8 million compared to $151.6 million provided by financing activities for the first three months of 2025. In the first three months of 2026, net proceeds of $65.0 million were received from net borrowings under our revolving credit facility and were primarily offset by cash payments of $50.0 million for repurchases of common stock and $9.0 million related to stock-based compensation activity.  In the first three months of 2025, the Company received net proceeds from the issuance of our 2030 Notes of $977.5 million, which was partially offset by a $71.0 million purchase of capped call options associated with the 2030 Notes, $383.7 million in aggregate principal amount of exchanged 2028 Notes, $230.0 million of principal payments on our TLA Facility, $126.0 million net payments on our Revolving Credit Facility, and $14.1 million related to stock-based compensation activity.
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
There have been no significant changes to the critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company’s exposure to market risk from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of April 3, 2026. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of April 3, 2026, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.    Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
For information regarding certain legal proceedings pending against us, see Note 10, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements contained in Item 1, “Financial Statements,” of this report, which is incorporated herein by reference.
ITEM 1A.RISK FACTORS
Except as set forth below, there have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
We are conducting a strategic review of our business and opportunities, and we may not be successful in identifying, pursuing or completing any strategic transaction, and any such strategic transaction, if completed, may not result in additional value for our stockholders.  Additionally, we cannot ensure that the strategic review process will not have an adverse impact on our business.
In April 2026, we announced that the Board had initiated a strategic review to maximize stockholder value. We are considering a full range of potential opportunities including, but not limited to, a sale, merger, or strategic business combination as compared to the value creation opportunities from continued execution of the Company’s standalone strategy.  We expect to devote substantial time and resources to exploring strategic alternatives with the goal of maximizing stockholder value. However, this strategic review process may not result in our identifying or pursuing any transaction.  In the event that we pursue any transaction, we cannot be sure that such transaction will be completed on attractive terms or at all.  If any such transaction is consummated it may not lead to increased stockholder value or result in other anticipated benefits. Further, any such transaction could have a variety of negative consequences, and we may pursue or implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and stockholder value. We have not set a timetable for completion of this strategic review process, and our Board of Directors has not approved a definitive course of action.
Additionally, the process of evaluating these strategic options may be costly, time-consuming, complex and disruptive to our business operations, and we expect to incur significant resources and costs related to this evaluation, such as management’s attention and resources, legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. We expect a considerable portion of these costs to be incurred regardless of whether any such course of action is identified, implemented or consummated.
If we are not successful in identifying or pursuing a strategic alternative, or if our plans are not executed or consummated in a timely manner, we may suffer reputational harm, and the value of our shares may be adversely affected. In addition, speculation regarding any developments related to the review or pursuit of strategic alternatives and perceived uncertainties related to the future of our business could cause the market price of our shares to fluctuate significantly.  Any of the foregoing could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the repurchases of our common stock during the three months ended April 3, 2026:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)(c)
January 1, 2026 - January 30, 2026	—	$—	—	$—
January 31, 2026 - February 27, 2026	462,535	84.80	462,535	110.8
February 28, 2026 - April 3, 2026	127,070	84.80	127,070	100.0
Total	589,605		589,605
(a) On February 19, 2026, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with Bank of America, N.A. ("Bank of America") to repurchase $50.0 million of shares of the Company's common stock, under its share repurchase program. Pursuant to the ASR Agreement,the Company paid Bank of America $50.0 million on February 19, 2026 and on that date received initial delivery of 462,535 shares, representing approximately 80% of the shares to be repurchased over the course of the ASR Agreement. On April 2, 2026, Bank of America delivered 127,070 additional shares which completed the ASR Agreement totaling 589,605 repurchased shares. The total number of shares ultimately repurchased under the ASR Agreement was based on the volume-weighted average price of the Company’s Common Stock during the repurchase period under the ASR Agreement, less a discount.
(b) Excludes excise tax due under the Inflation Reduction Act of 2022.
(c) All shares repurchase under the ASR Agreement during the quarter were made under the authorization from our Board of Directors to purchase up to $200.0 million of Integer common stock announced November 4, 2025. The share repurchase program has no expiration date and will continue until otherwise suspended or terminated.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Plan Trading Arrangements
During the fiscal quarter ended April 3, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1*
Fifth Amendment to Credit Agreement, dated as of March 25, 2026, among Greatbatch Ltd., Integer Holdings Corporation, the Subsidiary Guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders parties thereto.

10.2#*	Employment Offer Letter, dated April 28, 2023, for Jim Stephens.
10.3#*	Employment Offer Letter, dated December 16, 2024, for Lindsay Krause Blackwood.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.LAB*	XBRL Extension Label Linkbase Document
101.PRE*	XBRL Extension Presentation Linkbase Document
101.DEF*	XBRL Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 30, 2026	INTEGER HOLDINGS CORPORATION

		By:	/s/ Payman Khales
Payman Khales
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Diron Smith
Diron Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)