Form 10-Q
period 2026-07-03
Integer Holdings Corp
filed 2026-08-04
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of July 30, 2026 was: 33,992,048 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended July 3, 2026

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	July 3, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$21,375	$17,161
Accounts receivable, net of provision for credit losses of $0.6 million and $0.6 million, respectively	338,729	346,079
Inventories	288,058	253,739
Contract assets	119,024	112,546
Prepaid expenses and other current assets	43,449	40,572
Total current assets	810,635	770,097
Property, plant and equipment, net	532,340	536,427
Goodwill	1,104,651	1,110,908
Other intangible assets, net	788,841	825,435
Deferred income taxes	9,014	8,994
Operating lease assets	82,574	98,437
Financing lease assets	56,429	37,109
Other long-term assets	39,113	23,170
Total assets	$3,423,597	$3,410,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,850	$113,130
Operating lease liabilities	8,209	9,099
Accrued expenses and other current liabilities	97,082	109,812
Total current liabilities	217,141	232,041
Long-term debt	1,237,883	1,185,179
Deferred income taxes	114,747	116,327
Operating lease liabilities	67,143	81,899
Financing lease liabilities	51,296	28,578
Other long-term liabilities	16,638	19,910
Total liabilities	1,704,848	1,663,934
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,481,805 and 35,481,805 shares issued, respectively; 33,992,048 and 34,346,450 shares outstanding, respectively	35	35
Additional paid-in capital	756,545	771,223
Treasury stock, at cost; 1,489,757 shares and 1,135,355 shares, respectively	(110,734)	(76,872)
Retained earnings	1,034,166	994,055
Accumulated other comprehensive income	38,737	58,202
Total stockholders’ equity	1,718,749	1,746,643
Total liabilities and stockholders’ equity	$3,423,597	$3,410,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands except per share data)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Sales	$464,110	$476,494	$903,690	$913,886
Cost of sales	351,168	347,342	681,153	664,416
Gross profit	112,942	129,152	222,537	249,470
Operating expenses:
Selling, general and administrative	57,699	52,923	116,410	104,083
Research, development and engineering	11,278	14,240	27,521	28,441
Restructuring and other charges	9,437	2,651	12,209	8,056
Total operating expenses	78,414	69,814	156,140	140,580
Operating income	34,528	59,338	66,397	108,890
Interest expense	10,135	9,754	19,869	24,559
(Gain) loss on equity investments	(42)	8	1,426	(173)
Other loss, net (see Note 6)	1,144	3,980	1,460	51,907
Income from continuing operations before taxes	23,291	45,596	43,642	32,597
Provision (benefit) for income taxes	(314)	8,587	3,531	18,053
Income from continuing operations	23,605	37,009	40,111	14,544
Loss from discontinued operations, net of tax	—	—	—	(22)
Net income	$23,605	$37,009	$40,111	$14,522

Basic earnings per share:
Income from continuing operations	$0.69	$1.06	$1.17	$0.42
Loss from discontinued operations	—	—	—	—
Basic earnings per share	0.69	1.06	1.17	0.42

Diluted earnings per share:
Income from continuing operations	$0.69	$1.04	$1.17	$0.41
Loss from discontinued operations	—	—	—	—
Diluted earnings per share	0.69	1.04	1.17	0.41

Weighted average shares outstanding:
Basic	34,010	35,035	34,146	34,488
Diluted	34,145	35,713	34,290	35,830

Comprehensive Income
Net income	$23,605	$37,009	$40,111	$14,522
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(5,576)	47,356	(16,230)	67,647
Change in fair value of cash flow hedges, net of tax	(344)	5,748	(3,235)	10,246
Other comprehensive income (loss)	(5,920)	53,104	(19,465)	77,893
Comprehensive income	$17,685	$90,113	$20,646	$92,415
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	July 3, 2026	June 27, 2025
Cash flows from operating activities:
Net income	$40,111	$14,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,549	62,118
Debt related charges included in interest expense	3,263	3,627
Debt conversion inducement expense	—	46,681
Stock-based compensation	12,045	12,536
Non-cash fixed asset impairment	5,893	—
Non-cash lease expense	4,876	5,000
Non-cash (gains) losses on equity investments	1,426	(173)
Contingent consideration fair value adjustment	(1,179)	(309)
Other non-cash losses	2,077	3,143
Deferred income taxes	18	3,942
Gain on sale of discontinued operations	—	(46)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,959	(41,014)
Inventories	(36,751)	(14,509)
Prepaid expenses and other assets	(2,247)	71
Contract assets	(6,762)	1,800
Accounts payable	5,591	11,561
Accrued expenses and other liabilities	(11,761)	(23,312)
Income taxes	(9,678)	(10,500)
Net cash provided by operating activities	84,430	75,138
Cash flows from investing activities:
Acquisition of property, plant and equipment	(46,651)	(44,219)
Purchase of equity and other investments, net of distributions	(14,043)	—
Acquisitions, net of cash acquired	—	(170,872)
Other investing activities	108	97
Net cash used in investing activities	(60,586)	(214,994)
Cash flows from financing activities:
Principal payments of long-term debt	—	(657,693)
Proceeds from issuance of convertible notes, net of discount	—	977,500
Proceeds from revolving credit facility	207,600	257,000
Payments of revolving credit facility	(157,600)	(373,000)
Purchase of capped calls	—	(71,000)
Payment of debt issuance costs	(38)	(1,266)
Repurchases of common stock	(50,000)	—
Proceeds from the exercise of stock options	—	3,644
Tax withholdings related to net share settlements of restricted stock unit awards	(10,299)	(16,707)
Principal payments on finance leases	(4,256)	(2,596)
Other financing activities	(5,162)	107
Net cash provided by (used in) financing activities	(19,755)	115,989
Effect of foreign currency exchange rates on cash and cash equivalents	125	459
Net increase (decrease) in cash and cash equivalents	4,214	(23,408)
Cash and cash equivalents, beginning of period	17,161	46,543
Cash and cash equivalents, end of period	$21,375	$23,135
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Total stockholders’ equity, beginning balance	$1,696,892	$1,606,704	$1,746,643	$1,619,215

Common stock and additional paid-in capital
Balance, beginning of period	755,908	754,056	771,258	742,011
Stock awards exercised or vested	(4,722)	1,064	(26,734)	(13,043)
Stock-based compensation (inclusive of capitalized stock-based compensation)	5,394	5,656	12,056	12,536
Capped calls related to the issuance of 2030 Notes, net of tax	—	—	—	(53,130)
Partial conversion of convertible notes due 2028 Notes and partial unwind of related capped calls, net of tax	—	—	—	68,413
Issuance of common stock for acquisition	—	—	—	3,989
Balance, end of period	756,580	760,776	756,580	760,776
Treasury stock
Balance, beginning of period	(114,234)	(26,858)	(76,872)	—
Treasury shares purchased, including excise tax for 2026	42	—	(50,297)	(26,858)
Treasury shares reissued	3,458	—	16,435	—
Balance, end of period	(110,734)	(26,858)	(110,734)	(26,858)
Retained earnings
Balance, beginning of period	1,010,561	868,760	994,055	891,247
Net income	23,605	37,009	40,111	14,522
Balance, end of period	1,034,166	905,769	1,034,166	905,769
Accumulated other comprehensive income
Balance, beginning of period	44,657	10,746	58,202	(14,043)
Other comprehensive income (loss)	(5,920)	53,104	(19,465)	77,893
Balance, end of period	38,737	63,850	38,737	63,850

Total stockholders’ equity, ending balance	$1,718,749	$1,703,537	$1,718,749	$1,703,537
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
The second quarter and first six months of 2026 ended on July 3 and consisted of 91 days and 184 days, respectively. The second quarter and first six months of 2025 ended on June 27 and consisted of 91 days and 178 days, respectively.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3.)    SUPPLEMENTAL FINANCIAL STATEMENT DISCLOSURES
Supplemental Cash Flow Information
The following is supplemental information, including discontinued operations, relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 3, 2026	June 27, 2025
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$9,520	$19,568
Accrued excise tax associated with share repurchases	297	—
Common stock issued for conversion of debt	—	183,972
Common stock received under capped call upon conversion of debt	—	26,858
Write-off of unamortized deferred costs and original issue discount upon conversion of debt included in Additional paid in capital	—	5,124
Common stock issued for acquisition	—	3,989
Debt issuance costs incurred but not yet paid	—	120
Supplemental lease disclosures:
Assets acquired under operating leases	309	11,147
Assets acquired under finance leases	22,917	5,764
Factoring Arrangements
The Company has receivable factoring arrangements, pursuant to which certain receivables may be sold on a non-recourse basis to financial institutions. Factoring fees are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the six months ended July 3, 2026 and June 27, 2025, the Company sold accounts receivable of $25.1 million and $131.1 million, respectively. The Company recorded factoring fees of $0.1 million for the six months ended July 3, 2026, compared to $0.5 million and $0.9 million, respectively, for the three and six months ended June 27, 2025.
Supplier Financing Arrangements
The Company utilizes supplier financing arrangements with financial institutions to sell certain accounts receivable on a non-recourse basis. Fees for supplier financing arrangements are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the six months ended July 3, 2026 and June 27, 2025, the Company sold and de-recognized accounts receivable of $84.8 million and $83.5 million, respectively. The Company recorded costs associated with the supplier financing arrangements of $0.4 million and $0.9 million, respectively, for the three and six months ended July 3, 2026, compared to $0.5 million and $1.0 million, respectively, for the three and six months ended June 27, 2025.
(4.)    INVENTORIES
Inventories comprise the following (in thousands):

	July 3, 2026	December 31, 2025
Raw materials	$113,979	$94,131
Work-in-process	152,544	143,467
Finished goods	21,535	16,141
Total	$288,058	$253,739

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill for the six months ended July 3, 2026 were as follows (in thousands):

Medical
December 31, 2025	$1,110,908
Biocoat acquisition-related adjustments (Note 2)	(10)
Foreign currency translation	(6,247)
July 3, 2026	$1,104,651
Intangible Assets
Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
July 3, 2026
Definite-lived:
Purchased technology and patents	$328,096	$(237,094)	$91,002
Customer lists	951,089	(354,664)	596,425
Amortizing tradenames and other	20,064	(8,938)	11,126
Total amortizing intangible assets	$1,299,249	$(600,696)	$698,553
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2025
Definite-lived:
Purchased technology and patents	$329,690	$(228,469)	$101,221
Customer lists	957,239	(334,989)	622,250
Amortizing tradenames and other	20,083	(8,407)	11,676
Total amortizing intangible assets	$1,307,012	$(571,865)	$735,147
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Cost of sales	$4,874	$4,942	$9,711	$9,516
Selling, general and administrative expenses	11,099	11,178	22,256	21,455
Total intangible asset amortization expense	$15,973	$16,120	$31,967	$30,971
Estimated future intangible asset amortization expense based on the carrying value as of July 3, 2026 is as follows (in thousands):

	Remainder of 2026	2027	2028	2029	2030	After 2030
Amortization Expense	$31,286	$60,186	$58,678	$56,429	$52,933	$439,041

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT
Long-term debt comprises the following (in thousands):

	July 3, 2026			December 31, 2025
	Principal Amount	Unamortized Discounts and Issuance Costs	Net Carrying Amount	Principal Amount	Unamortized Discounts and Issuance Costs	Net Carrying Amount
Senior Secured Credit Facilities:
Revolving credit facilities	$50,000	$—	$50,000	$—	$—	$—
Term loan A	91,000	(172)	90,828	91,000	(221)	90,779
2028 Notes	116,284	(1,194)	115,090	116,284	(1,542)	114,742
2030 Notes	1,000,000	(18,035)	981,965	1,000,000	(20,342)	979,658
Total	$1,257,284	$(19,401)	$1,237,883	$1,207,284	$(22,105)	$1,185,179
Current portion of long-term debt			—			—
Long-term debt			$1,237,883			$1,185,179
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
Senior Secured Credit Facilities
In September 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), governing the Senior Secured Credit Facilities. As of July 3, 2026, the Company maintained Senior Secured Credit Facilities consisting of a five-year $800 million revolving credit facility (the “Revolving Credit Facility”) and a five-year “term A” loan (the “TLA Facility”). A portion of the Revolving Credit Facility is available for swingline loans of up to a sublimit of $75 million and for the issuance of standby letters of credit of up to a sublimit of $40 million.
Revolving Credit Facility
The Revolving Credit Facility matures on February 15, 2028, and provides for revolving loans in an aggregate amount of $800 million. As of July 3, 2026, the Company had available borrowing capacity on the Revolving Credit Facility of $744.7 million after giving effect to outstanding borrowings and $5.3 million of outstanding standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at a rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period plus an adjustment of 0.10% per annum, in relation to any loan in U.S. dollars, and the Euro Interbank Offered Rate, in relation to any loan in Euros, plus a margin based on the Company’s Secured Net Leverage Ratio (as defined in the 2021 Credit Agreement). Swingline loans bear interest at a rate based on SOFR plus a margin based on the Company’s Secured Net Leverage Ratio. In addition, the Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which ranges between 0.15% and 0.25%, depending on the Company’s Secured Net Leverage Ratio. As of July 3, 2026, the commitment fee on the unused portion of the Revolving Credit Facility was 0.15%. As of July 3, 2026, the interest rate on the Revolving Credit Facility was 5.00%.
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
TLA Facility
The TLA Facility matures on February 15, 2028. During 2025, the Company prepaid the required quarterly principal installments under the TLA Facility through maturity. The interest rate terms for the TLA Facility are the same as those described above for the Revolving Credit Facility borrowings in U.S. dollars. As of July 3, 2026, the interest rate on the TLA Facility was 5.00%.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT (Continued)
Contractual principal maturities under the Senior Secured Credit Facilities as of July 3, 2026, are as follows (in thousands):

	Remainder of 2026	2027	2028
Future minimum principal payments	$—	$—	$141,000
Covenants
The 2021 Credit Agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require the Company not to exceed a specified maximum Total Net Leverage Ratio (as defined in the 2021 Credit Agreement) and an interest coverage ratio as of the end of each fiscal quarter. As of July 3, 2026, the Company was in compliance with these financial covenants.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT (Continued)
The conditional conversion features of the 2028 Notes and 2030 Notes were not triggered during the calendar quarter ended June 30, 2026, therefore, the 2028 Notes and 2030 Notes are not convertible during the calendar quarter ended September 30, 2026 pursuant to the applicable last reported sales price conditions.
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
Fair Value of the Notes
As of July 3, 2026, the estimated fair value of the 2028 Notes and 2030 Notes was approximately $144.3 million and $977.0 million, respectively. As of December 31, 2025, the estimated fair value of the 2028 Notes and 2030 Notes was approximately $131.5 million and $930.0 million, respectively. The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. The fair value of the Convertible Notes is categorized in Level 2 of the fair value hierarchy.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT (Continued)
For accounting purposes, the Capped Calls are separate transactions, and not integrated with the issuance of the Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The Convertible Notes and the Capped Calls will be integrated for tax purposes. The accounting impact of this tax treatment results in the Capped Calls being deductible as original issue discount for tax purposes over the term of the Convertible Notes, generating a deferred tax asset which is recognized through equity. The premiums paid for the Capped Calls were recorded, net of a deferred tax asset, as a reduction to additional paid-in capital when they were entered into.
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
On February 27, 2026, upon recommendation of the Compensation Committee, the Board adopted, subject to stockholder approval, the Integer Holdings Corporation 2026 Omnibus Incentive Plan (the “2026 Plan”). The Company’s stockholders approved the 2026 Plan at the Company’s 2026 annual meeting of stockholders on May 20, 2026, at which time the 2026 Plan replaced the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”) and the Company ceased granting any new awards under the 2021 Plan.
The number of shares initially reserved for issuance under the 2021 Plan was (i) 1,450,000 plus (ii) the total number of shares of common stock available for issuance under the 2016 Plan, plus (iii) any shares of common stock that are subject to awards forfeited, cancelled, expired, terminated or otherwise lapsed or settled in cash, in whole or in part, without the delivery of shares under the 2016 Plan. The aggregate number of shares initially reserved for issuance under the 2026 Plan is (i) 1,000,000 shares of common stock plus (ii) the total number of shares of our common stock available for issuance under the 2021 Plan, plus (iii) any shares of common stock that are subject to awards outstanding under the 2021 Plan that are later forfeited, cancelled, expired, terminated or otherwise lapsed or settled in cash, in whole or in part, without the delivery of shares under the 2021 Plan. Each of the Company’s 2016 Stock Incentive Plan, 2011 Stock Incentive Plan, 2009 Stock Incentive Plan and 2005 Stock Incentive Plan has expired, and no shares are available for issuance under these expired plans.
Stock-based Compensation Expense
The classification of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Cost of sales	$1,129	$1,083	$2,537	$2,506
Selling, general and administrative	3,854	4,360	8,558	9,408
Research, development and engineering	268	267	603	647
Restructuring and other charges	132	(54)	347	(25)
Total stock-based compensation expense	$5,383	$5,656	$12,045	$12,536

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
Effective March 31, 2026, Mr. Dziedzic’s unvested RSUs vested in full, and his outstanding PRSUs vested on a prorated basis in accordance with the applicable award agreements. The PRSUs remain subject to achievement of the applicable performance conditions and will be paid, if earned, pursuant to the original award terms. Absent this modification, all unvested RSUs and PRSUs would have been forfeited upon separation.
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
The incremental impact of the modification was recognized within stock‑based compensation expense during the three months ended April 3, 2026.
Stock Options
The following table summarizes the Company’s stock option activity for the six month period ended July 3, 2026:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2025	20,229	$37.48
Exercised	(2,883)	48.43
Outstanding and exercisable at July 3, 2026	17,346	$35.66	0.9	$1.0
Time-Based Restricted Stock Units
Most RSUs granted to employees during the six months ended July 3, 2026 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. RSUs are issued to non-employee members of the Board as a portion of their annual retainer and vest quarterly over a period of one year. Non-employee directors that take office other than on the date of an annual meeting receive a prorated portion of the annual equity retainer, as of the date he or she takes office. Any prorated annual equity retainer will vest in equal installments on each regularly scheduled vesting date applicable to non-employee directors who have continuously served since the most recent annual meeting. The grant-date fair value of all RSUs is equal to the closing market price of Integer common stock on the date of grant.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION (Continued)
The following table summarizes RSU activity for the six month period ended July 3, 2026:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	296,384	$107.27
Granted	217,960	87.16
Vested	(192,429)	98.53
Forfeited	(16,636)	103.06
Nonvested at July 3, 2026	305,279	$98.65
Performance-Based Restricted Stock Units
For the Company’s PRSUs, in addition to service conditions, the ultimate number of shares to be earned (0% to 200% of the target award) depends on the achievement of financial and market-based performance conditions, or upon the consummation of a change in control. The financial performance conditions are based on the Company’s sales targets over a three year performance period. The market-based performance conditions are based on the Company’s achievement of a relative total shareholder return performance requirement, on a percentile basis, compared to a defined group of peer companies over a three year performance period.
The following table summarizes PRSU activity for the six month period ended July 3, 2026:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	215,385	$109.23
Granted	107,858	91.02
Performance adjustment(a)	66,924	74.34
Vested	(146,201)	74.34
Forfeited	(27,636)	132.96
Nonvested at July 3, 2026	216,330	$104.29
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

	Six Months Ended
	July 3, 2026	June 27, 2025
Weighted average fair value	$97.28	$162.62
Risk-free interest rate	3.64%	4.29%
Expected volatility	37%	33%
Expected life (in years)	3.0	3.0
Expected dividend yield	—%	—%
The valuation of the market-based PRSUs granted during 2026 and 2025 also reflects a weighted average illiquidity discount of 10.98% and 8.78%, respectively, related to a period of up to one-year that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Restructuring charges	$1,841	$637	$2,448	$1,301
Acquisition and integration costs	173	2,007	1,615	6,749
Other general expenses	7,423	7	8,146	6
Total restructuring and other charges	$9,437	$2,651	$12,209	$8,056
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
The following table comprises restructuring and restructuring-related charges (gains) by classification in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Restructuring charges:
Restructuring and other charges	$1,841	$637	$2,448	$1,301
Restructuring-related expenses(a):
Cost of sales	1,753	1,439	2,755	1,840
Selling, general and administrative	513	499	598	542
Research, development and engineering	290	—	444	(6)
Total restructuring and restructuring-related charges	$4,397	$2,575	$6,245	$3,677
__________
(a) Restructuring-related expenses primarily include retention bonuses, consulting expenses, professional fees and equipment relocation costs.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     RESTRUCTURING AND OTHER CHARGES (Continued)
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence	Strategic reorganization and alignment	Manufacturing alignment to support growth	Total
December 31, 2025	$122	$10	$27	$159
Charges incurred, net of reversals	2,016	5	427	2,448
Non-cash charges incurred (included above)	(344)	—	—	(344)
Cash payments	(312)	(15)	(450)	(777)
July 3, 2026	$1,482	$—	$4	$1,486
Acquisition and integration costs
Acquisition and integration costs primarily consist of professional fees directly related to completed and contemplated business acquisitions and costs to integrate the systems, processes and organizations acquired. During the three and six months ended July 3, 2026, acquisition and integration costs included a benefit of $1.2 million to adjust the fair value of acquisition-related contingent consideration liabilities. In addition, acquisition and integration costs included $0.7 million recorded during the first quarter of 2026 related to an investment in a convertible debt instrument. See Note 13, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration and the convertible debt instrument.
Acquisition and integration costs comprise the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Acquisition costs	$(642)	$548	$331	$3,392
Integration costs	815	1,459	1,284	3,357
Acquisition and integration costs	$173	$2,007	$1,615	$6,749

Fair value adjustments included in acquisition costs	$(1,179)	$(309)	$(1,179)	$(309)
Other general expenses
During the six months ended July 3, 2026 and June 27, 2025, the Company recorded expenses related to other initiatives not described above, which primarily include gains and losses in connection with the disposal of property, plant and equipment.
During the three months ended July 3, 2026, the Company recognized fixed asset impairment charges of $5.9 million related to certain manufacturing equipment. The impairment was triggered by revised expectations and cash flow projections during the quarter regarding the future use of these assets, which indicated that their carrying values were no longer recoverable. The impairment charge was recorded within Restructuring and other charges in the Condensed Consolidated Statement of Operations. The fair value of the impaired assets was determined using both an income-based and a market-based valuation approach, based on a combination of company-specific projected cash flows, market participant assumptions, estimated proceeds from disposition, and other relevant market information, all of which are Level 3 unobservable inputs within the fair value hierarchy. As a result, the carrying value of the affected assets were written down to their respective fair values.

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

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Income from continuing operations before taxes	$23,291	$45,596	$43,642	$32,597
Provision (benefit) for income taxes	(314)	8,587	3,531	18,053
Effective tax rate	(1.3)%	18.8%	8.1%	55.4%
The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the second quarter and first six months of 2026 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S. federal rate, the Net CFC Tested Income (“NCTI”), (formerly Global Intangible Low-Taxed Income (“GILTI”) tax), the Foreign Derived Deduction Eligible Income (“FDDEI”), (formerly, Foreign Derived Intangible Income (“FDII”) deduction), the availability of tax credits and the recognition of certain discrete tax items. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the second quarter and first six months of 2025 was due principally to the impact of the Convertible Notes Exchange Transactions, including the nondeductible induced conversion expense and reduction of future original issue discount amortization for U.S. income tax purposes. To a lesser extent, the remaining difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate are consistent with the differences recognized in the second quarter and first six months of 2026 including the net impact of the Company’s earnings outside the U.S., the NCTI, GILTI tax, FDDEI, the availability of tax credits and the recognition of certain discrete tax items.
For the second quarter and first six months of 2026, the Company recorded discrete tax benefits of $3.7 million and $3.6 million, respectively. For the second quarter and first six months of 2025, the Company recorded discrete tax benefits of $0.7 million and $2.2 million, respectively. The discrete tax benefit for the second quarter and first six months of 2026 relates predominantly to a favorable provision to return adjustments, partially offset by shortfalls recognized upon the vesting of RSUs. The discrete tax benefits for the second quarter and first six months of 2025 were predominately related to excess tax benefits from stock-based compensation, net of deductibility limitations.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of July 3, 2026, the Company had unrecognized tax benefits of approximately $2.9 million, substantially all of which would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.
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
Litigation
On December 10, 2025, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Integer and certain of its executives, captioned West Palm Beach Firefighters’ Pension Fund v. Integer Holdings Corporation, et al. In March 2026, the court appointed Pembroke Pines Pension Fund for Firefighters and Police Officers as lead plaintiff and recaptioned the case as Pembroke Pines Pension Fund for Firefighters and Police Officers v. Integer Holdings Corporation. An amended complaint was subsequently filed on April 10, 2026 and alleged violations of the securities laws in the company’s public disclosures. On June 18, 2026, the court granted defendants’ motion to dismiss the amended complaint. On July 22, 2026, the plaintiff filed a notice of appeal.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Numerator for basic and diluted EPS:
Income from continuing operations	$23,605	$37,009	$40,111	$14,544
Loss from discontinued operations	—	—	—	(22)
Net income	$23,605	$37,009	$40,111	$14,522

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	34,010	35,035	34,146	34,488
Dilutive effect of share-based awards	107	319	131	352
Dilutive impact of Convertible Notes	28	359	13	990
Weighted average shares outstanding - Diluted	34,145	35,713	34,290	35,830

Basic earnings per share:
Income from continuing operations	$0.69	$1.06	$1.17	$0.42
Loss from discontinued operations	—	—	—	—
Basic earnings per share	$0.69	$1.06	$1.17	$0.42

Diluted earnings per share:
Income from continuing operations	$0.69	$1.04	$1.17	$0.41
Loss from discontinued operations	$—	$—	$—	$—
Diluted earnings per share	$0.69	$1.04	$1.17	$0.41
The following table sets forth potential shares of Common Stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Stock options and RSUs	56	85	68	259
PRSUs	105	36	94	131
Common Stock issuable upon conversion of the 2028 Notes	—	—	—	825

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of Common Stock issued and outstanding for the six month periods ended July 3, 2026 and June 27, 2025:

	Issued	Treasury Stock	Outstanding
Beginning balance at December 31, 2025	35,481,805	(1,135,355)	34,346,450
Stock options exercised	—	1,084	1,084
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	—	234,119	234,119
Repurchases of common stock	—	(589,605)	(589,605)
Ending balance at July 3, 2026	35,481,805	(1,489,757)	33,992,048

Beginning balance at December 31, 2024	33,546,262	(6)	33,546,256
Stock options exercised	102,179	—	102,179
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	237,131	—	237,131
Stock issued upon conversion of convertible debt	1,553,838	—	1,553,838
Exercise of capped call upon conversion of convertible debt	—	(436,980)	(436,980)
Stock issued for acquisition	32,393	—	32,393
Ending balance at June 27, 2025	35,471,803	(436,986)	35,034,817

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
On February 19, 2026, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with Bank of America, N.A. ("Bank of America") to repurchase approximately $50.0 million of common stock under the Share Repurchase Program. Under the terms of the ASR Agreement, the Company paid Bank of America $50.0 million on February 19, 2026 and on that date received initial delivery of 462,535 shares, representing approximately 80% of the shares to be repurchased over the course of the ASR Agreement. On April 2, 2026, Bank of America delivered 127,070 additional shares which completed the ASR Agreement totaling 589,605 repurchased shares. The total number of shares ultimately repurchased under the ASR Agreement was based on the volume-weighted average price of the Company’s Common Stock during the repurchase period under the ASR Agreement, less a discount, which was $84.80 over the term of the ASR Agreement. The Company used available cash and borrowings under our credit facility to fund the repurchase of the common shares under the ASR Agreement. As of July 3, 2026, the Company had $100 million of capacity remaining under the Share Repurchase Program.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     STOCKHOLDERS’ EQUITY (Continued)
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (“AOCI”) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
April 3, 2026	$(113)	$1,561	$43,490	$44,938	$(281)	$44,657
Unrealized gain on cash flow hedges	—	1,697	—	1,697	(357)	1,340
Realized gain on foreign currency hedges	—	(2,133)	—	(2,133)	449	(1,684)
Foreign currency translation loss	—	—	(5,576)	(5,576)	—	(5,576)
July 3, 2026	$(113)	$1,125	$37,914	$38,926	$(189)	$38,737

December 31, 2025	$(113)	$5,221	$54,144	$59,252	$(1,050)	$58,202
Unrealized gain on cash flow hedges	—	972	—	972	(204)	768
Realized gain on foreign currency hedges	—	(5,068)	—	(5,068)	1,065	(4,003)
Foreign currency translation loss	—	—	(16,230)	(16,230)	—	(16,230)
July 3, 2026	$(113)	$1,125	$37,914	$38,926	$(189)	$38,737

March 28, 2025	$67	$(789)	$11,306	$10,584	$162	$10,746
Unrealized gain on cash flow hedges	—	8,278	—	8,278	(1,739)	6,539
Realized gain on foreign currency hedges	—	(1,001)	—	(1,001)	210	(791)
Foreign currency translation gain	—	—	47,356	47,356	—	47,356
June 27, 2025	$67	$6,488	$58,662	$65,217	$(1,367)	$63,850

December 31, 2024	$67	$(6,482)	$(8,985)	$(15,400)	$1,357	$(14,043)
Unrealized gain on cash flow hedges	—	12,678	—	12,678	(2,662)	10,016
Realized loss on foreign currency hedges	—	292	—	292	(62)	230
Foreign currency translation gain	—	—	67,647	67,647	—	67,647
June 27, 2025	$67	$6,488	$58,662	$65,217	$(1,367)	$63,850

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 3, 2026
Assets: Foreign currency hedging contracts	$2,577	$—	$2,577	$—
Liabilities: Foreign currency hedging contracts	1,452	—	1,452	—
Liabilities: Contingent consideration	7,000	—	—	7,000

December 31, 2025
Liabilities: Foreign currency hedging contracts	$5,221	$—	$5,221	$—
Liabilities: Contingent consideration	8,179	—	—	8,179

Derivatives Designated as Hedging Instruments
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges.
Information regarding outstanding foreign currency forward contracts as of July 3, 2026 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$31,383	Jul 2027	0.0522	MXN Peso	$2,533	Prepaid expenses and other current assets
2,474	Jul 2027	0.2443	MYR Ringgit	20	Prepaid expenses and other current assets
4,201	Jul 2027	0.0247	UYU Peso	24	Prepaid expenses and other current assets
40,679	Jul 2027	1.1794	Euro	(957)	Accrued expenses and other current liabilities
19,589	Jul 2027	0.0567	MXN Peso	(129)	Accrued expenses and other current liabilities
2,555	Apr 2027	0.2591	MYR Ringgit	(126)	Accrued expenses and other current liabilities
8,695	Apr 2027	0.0255	UYU Peso	(209)	Accrued expenses and other current liabilities
3,752	Oct 2027	0.0558	MXN Peso	(31)	Other long-term liabilities

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
The following tables present the effect of cash flow hedge derivative instruments on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended July 3, 2026 and June 27, 2025 (in thousands):

	Three Months Ended
	July 3, 2026		June 27, 2025
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$464,110	$(181)	$476,494	$725
Cost of sales	351,168	1,878	347,342	277
Operating expenses	78,414	—	69,814	(1)

	Six Months Ended
	July 3, 2026		June 27, 2025
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$903,690	$(1,356)	$913,886	$142
Cost of sales	681,153	2,420	664,416	(416)
Operating expenses	156,140	(92)	140,580	(18)

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income	Three Months Ended
	July 3, 2026	June 27, 2025		July 3, 2026	June 27, 2025
Foreign exchange contracts	$(220)	$2,938	Sales	$(181)	$725
Foreign exchange contracts	2,353	5,214	Cost of sales	1,878	277
Foreign exchange contracts	—	126	Operating expenses	—	(1)

	Six Months Ended			Six Months Ended
	July 3, 2026	June 27, 2025		July 3, 2026	June 27, 2025
Foreign exchange contracts	$(104)	$4,746	Sales	$(1,356)	$142
Foreign exchange contracts	5,172	7,633	Cost of sales	2,420	(416)
Foreign exchange contracts	—	299	Operating expenses	(92)	(18)
The Company expects to reclassify net gains totaling $1.2 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At July 3, 2026 and December 31, 2025, the Company had total notional amounts of $66.5 million and $73.4 million, respectively, of foreign currency contracts outstanding that were not designated as hedges. The fair value of derivatives not designated as hedges was not material for any period presented. Gains/losses on foreign currency contracts not designated as hedging instruments are included in Other loss, net on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company recorded net losses of $0.4 million for the three and six months ended July 3, 2026, compared to net losses of $2.6 million and $2.2 million, respectively, for the three and six months ended June 27, 2025.
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three and six months ended July 3, 2026 and June 27, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Fair value measurement at beginning of period	$8,179	$3,445	$8,179	$904
Amount recorded for current year acquisitions	—	—	—	2,541
Fair value measurement adjustment	(1,179)	(309)	(1,179)	(309)
Fair value measurement at end of period	$7,000	$3,136	$7,000	$3,136
As of July 3, 2026, the contingent consideration liability was classified as current. As of December 31, 2025, the current and non-current portions of the contingent consideration liability were $7.0 million and $1.2 million, respectively. Any current portion of contingent consideration is included in Accrued expenses and other current liabilities and any non-current portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
During the three months ended July 3, 2026, the Company assessed the probability of meeting the required revenue thresholds for the VSi acquisition as unlikely and recorded a fair value measurement adjustment totaling $1.2 million in Restructuring and other charges in the Condensed Consolidated Statements of Operations and Comprehensive Income. Actual results will differ from the projected results and could have a significant impact on the estimated fair value of the contingent considerations.
The following table provides information on unpaid contingent consideration as of July 3, 2026 (in thousands):

			As of July 3, 2026
			Maximum Remaining Payout (undiscounted)
Acquisition	Acquisition Date	RemainingMilestone Years	2026	2027	2028	2029	Total	Fair Value
Biocoat	12/04/25	2026	$7,000	$—	$—	$—	$7,000	$7,000
VSi	02/28/25	2026 - 2028	—	1,000	1,000	1,000	3,000	—
InNeuroCo	10/01/23	2026 - 2027	—	2,700	2,700	—	5,400	—
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
Equity and other investments comprise the following (in thousands):

	July 3, 2026	December 31, 2025
Equity method investment	$6,239	$7,709
Non-marketable equity securities	180	180
Convertible debt instrument	13,722	—
Total equity and other investments	$20,141	$7,889
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
The components of (Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Equity method investment (gain) loss	$(42)	$8	$1,426	$(173)
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of July 3, 2026 and December 31, 2025, the Company owned 8.0% of this fund.

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
The following table presents Property, Plant and Equipment (“PP&E”) by geographic area. In these tables, PP&E is aggregated based on the physical location of the tangible long-lived assets (in thousands):

	July 3, 2026	December 31, 2025
Long-lived tangible assets by geographic area:
United States	$293,618	$297,441
Ireland	152,923	160,511
Mexico	50,706	45,922
Rest of world	35,093	32,553
Total	$532,340	$536,427
The following table presents sales by product line (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Cardio & Vascular	$280,308	$286,855	$542,041	$545,726
Cardiac Rhythm Management & Neuromodulation	173,712	171,998	341,976	332,343
Other Markets	10,090	17,641	19,673	35,817
Total sales	$464,110	$476,494	$903,690	$913,886
Revenue recognized from products and services transferred to customers over time represented 35% and 36%, respectively, of total revenue for the three and six months ended July 3, 2026, compared to 32% and 33%, respectively, for the three and six months ended June 27, 2025.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of total revenues.

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Customer A	18%	14%	18%	14%
Customer B	17%	16%	18%	16%
Customer C	17%	21%	16%	21%
All other customers	48%	49%	48%	49%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)    SEGMENTS AND DISAGGREGATED REVENUE (Continued)
The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of total revenues are shipped.

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
United States	53%	52%	53%	52%
Costa Rica	11%	*	12%	*
All other countries	36%	48%	35%	48%
_____
* Less than 10% of total revenues for the period.
Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	July 3, 2026	December 31, 2025
Contract assets	$119,024	$112,546
Contract liabilities (included in Accrued expenses and other current liabilities)	4,466	5,213
Contract liabilities (included in Other long-term liabilities)	2,548	3,265
During the three and six months ended July 3, 2026, the Company recognized $1.4 million and $2.8 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2025. During the six months ended June 27, 2025, the Company recognized $0.6 million and $1.8 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2024.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)    SUBSEQUENT EVENT
On August 2, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement,” and the transactions contemplated thereby, the “Transaction”), by and among the Company, Armstrong Parent, Inc., a Delaware corporation (“Parent”), and Armstrong Bidco, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are each affiliates of investment funds managed by Kohlberg Kravis Roberts & Co. L.P., a leading global investment firm. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. If the Merger is consummated, the Company’s securities will be delisted from NYSE as soon as practicable following the Effective Time (defined below), and the Company will become a privately held company.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, par value $0.001 per share (the “Company Common Shares”) issued and outstanding immediately prior to the Effective Time, (other than Company Common Shares (i) held by the Company as a treasury share or owned by Parent, Merger Sub or any other Subsidiary of Parent immediately prior to the Effective Time, (ii) held by any subsidiary of the Company immediately prior to the Effective Time and (iii) held by any person who is entitled to demand, and has properly demanded, appraisal in respect of such Company Common Shares pursuant to applicable law), will automatically be converted into the right to receive $127.00 in cash, without interest (the “Merger Consideration”).
Outstanding equity awards will generally be treated as follows: (i) vested restricted stock unit (“RSU”) awards and 50% of unvested RSU awards will be canceled in exchange for a cash amount based on the Merger Consideration, and 50% of unvested RSUs will be converted into a deferred cash award based on the Merger Consideration that vests based on the original RSU award’s vesting conditions (with certain termination vesting protections); (ii) performance stock unit (“PSU”) awards for which the performance period is completed but that has not yet been settled will be canceled in exchange for a cash amount equal to the Merger Consideration based on actual performance, and PSU awards with open performance periods will be converted into a cash amount based on the Merger Consideration assuming the greater of target and actual performance, with 50% of such amount being paid as soon as practicable (assessed on a tranche-by-tranche basis) and the remaining 50% of such amount being paid subject to satisfaction of the original PSU award’s service vesting conditions (with certain termination vesting protections and without regard to any performance conditions); and (iii) stock options will be vested and canceled in exchange for a cash amount equal to the excess (if any) of the Merger Consideration over the applicable exercise price.
The consummation of the Merger is subject to certain customary closing conditions set forth in the Merger Agreement, including: (i) the approval and adoption of the Merger Agreement by the holders of a majority of the outstanding Company Common Shares (the “Company Stockholder Approval”); (ii) the absence of any order issued by any governmental authority (whether temporary, preliminary or permanent) of competent jurisdiction, or applicable law prohibiting, rendering illegal or enjoining the consummation of the Merger; (iii) the expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other applicable antitrust and foreign direct investment laws of certain jurisdictions; (iv) each party’s performance of and compliance with its covenants, obligations and agreements contained in the Merger Agreement in all material respects; (v) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement and (vi) the accuracy of the representations and warranties of the parties in the Merger Agreement (subject to customary materiality qualifiers). The Merger is not subject to any financing condition, and Parent and Merger Sub have obtained equity and debt financing commitments for the Transaction.
Subject to certain exceptions, the Company has agreed not to solicit alternative acquisition proposals, engage in discussions with any third party regarding alternative acquisition proposals or change its recommendation to its stockholders in favor of the Merger.
The Merger Agreement contains certain customary termination rights for each of the Company and Parent, including, (i) by mutual written agreement of the Company and Parent, (ii) if the Merger has not been consummated on or before May 2, 2027 (the “Outside Date”), (iii) any applicable order, writ, injunction, judgment or decree of any governmental authority (an “Order”) issued by any governmental authority of competent jurisdiction rendering illegal, or restraining, enjoining or otherwise prohibiting the consummation of the Merger and such Order has become final and nonappealable, (iv) the Company Stockholder Approval shall not have been obtained at a meeting of holders of the Company Common Shares (the “Company Stockholders Meeting”) or (v) the other party is in breach of any representation or warranty or failure to perform any covenant or agreement on the part of the respective parties in a manner that would result in a failure of an applicable closing condition and such breach cannot be cured or, if curable, has not been cured within 20 business days after notice to the other party of such breach (or, if earlier, five business days prior to the Outside Date).

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)    SUBSEQUENT EVENT (Continued)
In addition, prior to receipt of the Company Stockholder Approval, (i) the Company may also terminate the Merger Agreement to (A) accept a Superior Proposal, subject to Parent’s right to match such Superior Proposal and payment to Parent of the Company Termination Fee (as described below), or (B) in circumstances relating to Parent’s breach of the Merger Agreement or failure to consummate the Merger when it is required to do so under the Merger Agreement, subject to payment to the Company of the Parent Termination Fee (as defined below) and (ii) Parent may terminate the Merger Agreement if the Board of Directors changes its recommendation to the Company’s stockholders regarding the Merger Agreement (an “Adverse Recommendation Change”).
The Merger Agreement provides for the payment of termination fees upon termination of the Merger Agreement under certain specified circumstances. The Company will be obligated to pay Parent a termination fee of $154 million (the “Company Termination Fee”) if the Merger Agreement is terminated (i) by the Company to accept a Superior Proposal, (ii) by Parent following an Adverse Recommendation Change, or (iii) in certain circumstances by either Parent or the Company and prior to such termination a bona fide acquisition proposal is publicly announced or publicly disclosed and not publicly withdrawn or otherwise abandoned at least five business days prior to such termination of the Merger Agreement or the date of the Company Stockholders Meeting and the Company enters into a definitive agreement for, or consummates, a transaction involving a Superior Proposal within twelve months of such termination.
Parent will be obligated to pay the Company a termination fee of $307 million (the “Parent Termination Fee”) if the Merger Agreement is terminated by the Company in certain circumstances relating to Parent’s breach of the Merger Agreement or failure to consummate the Merger when it is required to do so under the Merger Agreement.

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
Cautionary Note Regarding Forward-Looking Statements
Some statements contained in this report and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations, and these statements are subject to known and unknown risks, uncertainties and assumptions. Forward-looking statements include, but are not limited to, statements relating to:
•the proposed Merger (as defined herein), its timing and its consummation;
•our anticipated financial performance related to the Merger, including the benefits of and synergies related to the proposed Merger;
•potential strategic implications as a result of the proposed Merger;
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
•risks related to the Merger, including the expected timing and likelihood of completion of the Merger, the timing, receipt and terms and conditions of any required governmental and regulatory approvals; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the possibility that our stockholders may not approve the Merger; the risk that the parties may not be able to satisfy the conditions to the Merger in a timely manner or at all; risks related to disruption of management time from ongoing business operations due to the Merger; the risk that any announcements relating to the Merger could have adverse effects on the market price of our common stock; the risk that the Merger and its announcement could have an adverse effect on the parties’ business relationships and business generally, including our ability to retain customers and retain and hire key personnel and maintain relationships with their suppliers and customers, and on their operating results and businesses generally; the risk of unforeseen or unknown liabilities; customer, stockholder, regulatory and other stakeholder approvals and support; the risk of unexpected future capital expenditures; the risk of potential litigation relating to the Merger that could be instituted against us or our directors and/or officers; the risk associated with third party contracts containing material consent, anti-assignment, transfer or other provisions that may be related to the Merger which are not waived or otherwise satisfactorily resolved;
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
•market, financial and indebtedness risks, such as our ability to accurately forecast future performance based on operating results that often fluctuate; the volatility of our stock price; our failure to meet our publicly announced outlook; the ability of our stock purchase program to enhance stockholder value; stockholder activism; our significant amount of outstanding indebtedness and our ability to remain in compliance with financial and other covenants under the credit agreement governing our senior secured credit facilities (“Senior Secured Credit Facilities”); economic and credit market uncertainties that could interrupt our access to capital markets, borrowings or financial transactions; the conditional conversion feature of the 2028 Notes (as defined below) and the 2030 Notes (as defined below) adversely impacting our liquidity; the conversion of our 2028 Notes and 2030 Notes; diluting ownership interests of existing holders of our common stock; the counterparty risk associated with our capped call transaction; the financial and market risks related to our international operations and sales; our complex international tax profile; and our ability to realize the full value of our intangible assets;
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
The Merger
On August 2, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement,” and the transactions contemplated thereby, the “Transaction”), by and among the Company, Armstrong Parent, Inc., a Delaware corporation (“Parent”), and Armstrong Bidco, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are each affiliates of investment funds managed by Kohlberg Kravis Roberts & Co. L.P., a leading global investment firm. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. If the Merger is consummated, the Company’s securities will be delisted from NYSE as soon as practicable following the Effective Time (defined below), and the Company will become a privately held company.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, par value $0.001 per share (the “Company Common Shares”) issued and outstanding immediately prior to the Effective Time (other than Company Common Shares (i) held by the Company as a treasury share or owned by Parent, Merger Sub or any other Subsidiary of Parent immediately prior to the Effective Time, (ii) held by any subsidiary of the Company immediately prior to the Effective Time and (iii) held by any person who is entitled to demand, and has properly demanded, appraisal in respect of such Company Common Shares pursuant to applicable law), will automatically be converted into the right to receive $127 in cash, without interest (the “Merger Consideration”).
Outstanding equity awards will generally be treated as follows: (i) vested restricted stock unit (“RSU”) awards and 50% of unvested RSU awards will be canceled in exchange for a cash amount based on the Merger Consideration, and 50% of unvested RSUs will be converted into a deferred cash award based on the Merger Consideration that vests based on the original RSU award’s vesting conditions (with certain termination vesting protections); (ii) performance stock unit (“PSU”) awards for which the performance period is completed but that has not yet been settled will be canceled in exchange for a cash amount equal to the Merger Consideration based on actual performance, and PSU awards with open performance periods will be converted into a cash amount based on the Merger Consideration assuming the greater of target and actual performance, with 50% of such amount being paid as soon as practicable (assessed on a tranche-by-tranche basis) and the remaining 50% of such amount being paid subject to satisfaction of the original PSU award’s service vesting conditions (with certain termination vesting protections and without regard to any performance conditions); and (iii) stock options will be vested and canceled in exchange for a cash amount equal to the excess (if any) of the Merger Consideration over the applicable exercise price.
The consummation of the Merger is subject to certain customary closing conditions set forth in the Merger Agreement, including: (i) the approval and adoption of the Merger Agreement by the holders of a majority of the outstanding Company Common Shares (the “Company Stockholder Approval”); (ii) the absence of any order issued by any governmental authority (whether temporary, preliminary or permanent) of competent jurisdiction, or applicable law prohibiting, rendering illegal or enjoining the consummation of the Merger; (iii) the expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other applicable antitrust and foreign direct investment laws of certain jurisdictions; (iv) each party’s performance of and compliance with its covenants, obligations and agreements contained in the Merger Agreement in all material respects; (v) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement and (vi) the accuracy of the representations and warranties of the parties in the Merger Agreement (subject to customary materiality qualifiers). The Merger is not subject to any financing condition, and Parent and Merger Sub have obtained equity and debt financing commitments for the Transaction.
Subject to certain exceptions, the Company has agreed not to solicit alternative acquisition proposals, engage in discussions with any third party regarding alternative acquisition proposals or change its recommendation to its stockholders in favor of the Merger.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
The Merger Agreement contains certain customary termination rights for each of the Company and Parent, including, (i) by mutual written agreement of the Company and Parent, (ii) if the Merger has not been consummated on or before May 2, 2027 (the “Outside Date”), (iii) any applicable order, writ, injunction, judgment or decree of any governmental authority (an “Order”) issued by any governmental authority of competent jurisdiction rendering illegal, or restraining, enjoining or otherwise prohibiting the consummation of the Merger and such Order has become final and nonappealable, (iv) the Company Stockholder Approval shall not have been obtained at a meeting of holders of the Company Common Shares (the “Company Stockholders Meeting”) or (v) the other party is in breach of any representation or warranty or failure to perform any covenant or agreement on the part of the respective parties in a manner that would result in a failure of an applicable closing condition and such breach cannot be cured or, if curable, has not been cured within 20 business days after notice to the other party of such breach (or, if earlier, five business days prior to the Outside Date).
In addition, prior to receipt of the Company Stockholder Approval, (i) the Company may also terminate the Merger Agreement to (A) accept a Superior Proposal, subject to Parent’s right to match such Superior Proposal and payment to Parent of the Company Termination Fee (as described below), or (B) in circumstances relating to Parent’s breach of the Merger Agreement or failure to consummate the Merger when it is required to do so under the Merger Agreement, subject to payment to the Company of the Parent Termination Fee (as defined below) and (ii) Parent may terminate the Merger Agreement if the Board of Directors changes its recommendation to the Company’s stockholders regarding the Merger Agreement (an “Adverse Recommendation Change”).
The Merger Agreement provides for the payment of termination fees upon termination of the Merger Agreement under certain specified circumstances. The Company will be obligated to pay Parent a termination fee of $154 million (the “Company Termination Fee”) if the Merger Agreement is terminated (i) by the Company to accept a Superior Proposal, (ii) by Parent following an Adverse Recommendation Change, or (iii) in certain circumstances by either Parent or the Company and prior to such termination a bona fide acquisition proposal is publicly announced or publicly disclosed and not publicly withdrawn or otherwise abandoned at least five business days prior to such termination of the Merger Agreement or the date of the Company Stockholders Meeting and the Company enters into a definitive agreement for, or consummates, a transaction involving a Superior Proposal within twelve months of such termination.
Parent will be obligated to pay the Company a termination fee of $307 million (the “Parent Termination Fee”) if the Merger Agreement is terminated by the Company in certain circumstances relating to Parent’s breach of the Merger Agreement or failure to consummate the Merger when it is required to do so under the Merger Agreement.
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
The second quarter and first six months of 2026 ended on July 3 and consisted of 91 days and 184 days, respectively. The second quarter and first six months of 2025 ended on June 27 and consisted of 91 days and 178 days, respectively.
Impact of Global Events
Our future results of operations and liquidity could be materially adversely affected by uncertainty surrounding macroeconomic and geopolitical factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, changes in interest rates, disruptions in the commodities’ markets or in supply chain as a result of wars in Ukraine and the Middle East, the tensions in Asia relating to China and Taiwan, and the introduction of or changes in tariffs or trade barriers. The impact of these issues on our business will vary by geographic market and product line, but specific impacts to our business may include increased borrowing costs, labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, delays in shipments to and from certain countries and potential increased expenses resulting from tariffs or other trade barriers.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Overview
Income from continuing operations for the second quarter and first six months of 2026 was $23.6 million, or $0.69 per diluted share, and $40.1 million, or $1.17 per diluted share, respectively, compared to $37.0 million, or $1.04 per diluted share, and $14.5 million, or $0.41 per diluted share for the second quarter and first six months of 2025, respectively. These variances are primarily the result of the following:
•Sales for the second quarter and first six months of 2026 decreased $12.4 million and $10.2 million, respectively, when compared to the same periods in 2025, driven by lower Cardio & Vascular and Other Markets sales, partially offset by higher Cardiac Rhythm Management & Neuromodulation sales. Sales for the second quarter and first six months of 2026 were impacted by lower sales related to lower than anticipated market adoption of three new products.
•Gross profit for the second quarter and first six months of 2026 decreased $16.2 million and $26.9 million, respectively, primarily driven by lower fixed cost absorption due to lower production volumes.
•Operating expenses for the second quarter and first six months of 2026 increased $8.6 million and $15.6 million, respectively, when compared to the same periods in 2025, primarily due to higher SG&A expenses and Restructuring and other charges. Operating expenses as a percentage of sales were 16.9% and 14.7% for the second quarters of 2026 and 2025, respectively, and 17.3% and 15.4% for the first six months of 2026 and 2025, respectively.
•Interest expense for the second quarter of 2026 increased $0.4 million compared to the same period in 2025 due to higher average debt balance outstanding, partially offset by lower losses from extinguishment of debt. Interest expense for the first six months of 2026 decreased $4.7 million compared to the same period in 2025, due to lower interest rates on our outstanding borrowings and lower losses from extinguishment of debt, partially offset by higher average debt balance outstanding.
•During the first six months of 2026 we recognized net losses from our equity investments of $1.4 million, compared to net gains of $0.2 million for the first six months of 2025. (Gain) loss on equity investments for the second quarter of 2026 and 2025 were not material. Gains and losses on equity investments are generally unpredictable in nature.
•Other loss, net for the second quarter and first six months of 2026 were net losses of $1.1 million and $1.5 million, respectively, compared to net losses of $4.0 million and $51.9 million, respectively, for the second quarter and first six months of 2025. Other loss, net for 2025 includes $46.7 million of debt conversion inducement expense, which was recognized in the first quarter of 2025, related to the partial exchange of our outstanding 2028 Notes.
•We recorded an income tax benefit for the second quarter and provision for income taxes for the first six months of 2026 of $0.3 million and $3.5 million, respectively, compared with provisions for income taxes of $8.6 million and $18.1 million, respectively, for the second quarter and first six months of 2025. The changes in income tax expense were primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	July 3,	June 27,	Change
	2026	2025	$	%
Sales	$464,110	$476,494	$(12,384)	(2.6)%
Cost of sales	351,168	347,342	3,826	1.1%
Gross profit	112,942	129,152	(16,210)	(12.6)%
Gross profit as a % of sales	24.3%	27.1%
Operating expenses:
Selling, general and administrative (“SG&A”)	57,699	52,923	4,776	9.0%
SG&A as a % of sales	12.4%	11.1%
Research, development and engineering (“RD&E”)	11,278	14,240	(2,962)	(20.8)%
RD&E as a % of sales	2.4%	3.0%
Restructuring and other charges	9,437	2,651	6,786	256.0%
Total operating expenses	78,414	69,814	8,600	12.3%
Operating income	34,528	59,338	(24,810)	(41.8)%
Operating expense as a % of sales	16.9%	14.7%
Operating income as a % of sales (“Operating margin”)	7.4%	12.5%
Interest expense	10,135	9,754	381	3.9%
(Gain) loss on equity investments	(42)	8	(50)	NM
Other loss, net	1,144	3,980	(2,836)	(71.3)%
Income from continuing operations before taxes	23,291	45,596	(22,305)	(48.9)%
Provision (benefit) for income taxes	(314)	8,587	(8,901)	(103.7)%
Effective tax rate	(1.3)%	18.8%
Income from continuing operations	$23,605	$37,009	$(13,404)	(36.2)%
Income from continuing operations as a % of sales	5.1%	7.8%
Diluted earnings per share from continuing operations	$0.69	$1.04	$(0.35)	(33.7)%
NM - Calculated change not meaningful.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six Months Ended
	July 3,	June 27,	Change
	2026	2025	$	%
Sales	$903,690	$913,886	$(10,196)	(1.1)%
Cost of sales	681,153	664,416	16,737	2.5%
Gross profit	222,537	249,470	(26,933)	(10.8)%
Gross profit as a % of sales	24.6%	27.3%
Operating expenses:
SG&A	116,410	104,083	12,327	11.8%
SG&A as a % of sales	12.9%	11.4%
RD&E	27,521	28,441	(920)	(3.2)%
RD&E as a % of sales	3.0%	3.1%
Restructuring and other charges	12,209	8,056	4,153	51.6%
Total operating expenses	156,140	140,580	15,560	11.1%
Operating income	66,397	108,890	(42,493)	(39.0)%
Operating expense as a % of sales	17.3%	15.4%
Operating income as a % of sales	7.3%	11.9%
Interest expense	19,869	24,559	(4,690)	(19.1)%
Gain on equity investments	1,426	(173)	1,599	NM
Other loss, net	1,460	51,907	(50,447)	(97.2)%
Income from continuing operations before taxes	43,642	32,597	11,045	33.9%
Provision for income taxes	3,531	18,053	(14,522)	(80.4)%
Effective tax rate	8.1%	55.4%
Income from continuing operations	$40,111	$14,544	$25,567	175.8%
Income from continuing operations as a % of sales	4.4%	1.6%
Diluted earnings per share from continuing operations	$1.17	$0.41	$0.76	185.4%

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales
Sales by product lines were as follows (in thousands):

	Three Months Ended
	July 3,		June 27,	Change
	2026		2025	$	%
Cardio & Vascular	$280,308		$286,855	$(6,547)	(2.3)%
Cardiac Rhythm Management & Neuromodulation	173,712		171,998	1,714	1.0
Other Markets	10,090		17,641	(7,551)	(42.8)
Total sales	$464,110	464110	$476,494	$(12,384)	(2.6)

	Six Months Ended
	July 3,		June 27,	Change
	2026		2025	$	%
Cardio & Vascular	$542,041		$545,726	$(3,685)	(0.7)%
Cardiac Rhythm Management & Neuromodulation	341,976		332,343	9,633	2.9
Other Markets	19,673		35,817	(16,144)	(45.1)
Total sales	$903,690	903690	$913,886	$(10,196)	(1.1)
For the second quarter and first six months of 2026, Cardio & Vascular (“C&V”) sales decreased $6.5 million, or (2)%, and $3.7 million, or (1)%, respectively, versus the comparable 2025 periods. Our 2025 acquisitions increased C&V sales for the second quarter and first six months of 2026 by $0.2 million and $2.9 million, in comparison to the corresponding periods in 2025. C&V sales for the second quarter and first six months of 2026 were also impacted by lower sales of two new Electrophysiology products due to lower than anticipated market adoption. Foreign currency exchange rate fluctuations increased C&V sales for the second quarter and first six months of 2026 by $0.3 million and $1.6 million, in comparison to the corresponding periods in 2025, primarily due to U.S. dollar fluctuations relative to the Euro.
For the second quarter and first six months of 2026, Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales increased $1.7 million, or 1%, and $9.6 million, or 3%, respectively, versus the comparable 2025 periods. Growth was partially offset by lower sales of a Neuromodulation product due to lower than anticipated market adoption. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales during the second quarter of 2026 in comparison to the corresponding period in 2025.
Other Markets sales for the second quarter and first six months of 2026 decreased $7.6 million, or 43%, and $16.1 million or 45%, respectively, versus the comparable 2025 periods, primarily due to the Portable Medical Exit. Foreign currency exchange rate fluctuations did not have a material impact on Other Markets sales during the second quarter and first six months of 2026 in comparison to the corresponding periods in 2025.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Gross Profit

	Three Months Ended
	July 3,	June 27,	Change
	2026	2025	$	%
Gross profit (in thousands)	$112,942	$129,152	$(16,210)	(12.6)%
Gross margin	24.3%	27.1%

	Six Months Ended
	July 3,	June 27,	Change
	2026	2025	$	%
Gross profit (in thousands)	$222,537	$249,470	$(26,933)	(10.8)%
Gross margin	24.6%	27.3%
Gross margin declined in the second quarter and first six months of 2026 compared to the same prior year period due to the negative impact of lower fixed cost absorption, partly offset by on-going cost reduction initiatives. Gross margin, or gross profit as a percentage of sales, has been and will continue to be affected by a variety of factors, including the average sales price of our products and services and transaction volume growth. We expect our gross margin to fluctuate over time.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year periods were due to the following (in thousands):

	Three Months Ended
	July 3,	June 27,	Change
	2026	2025	$	%
Compensation and benefits	$27,221	$27,851	$(630)	(2.3)%
Depreciation and amortization expense	12,841	12,709	132	1.0
Professional fees(a)	9,093	4,460	4,633	103.9
Contract services(b)	4,837	4,088	749	18.3
Travel and entertainment	792	806	(14)	(1.7)
Bank fees and charges	648	913	(265)	(29.0)
All other SG&A	2,267	2,096	171	8.2
Total SG&A expense	$57,699	$52,923	$4,776	9.0

	Six Months Ended
	July 3,	June 27,	Change
	2026	2025	$	%
Compensation and benefits	$56,253	$55,414	$839	1.5%
Depreciation and amortization expense	25,703	24,485	1,218	5.0
Professional fees(a)	16,714	7,800	8,914	114.3
Contract services(b)	9,837	8,067	1,770	21.9
Travel and entertainment	1,229	1,981	(752)	(38.0)
Bank fees and charges	1,479	1,745	(266)	(15.2)
All other SG&A	5,195	4,591	604	13.2
Total SG&A expense	$116,410	$104,083	$12,327	11.8
__________
(a)Professional fees for the second quarter and first six months of 2026 were impacted by legal and advisory fees related to a stockholder activist matter and defense of a securities class action lawsuit. The activist related costs amounted to $0.6 and $3.8 million for the second quarter and first six months of 2026. In addition, we recorded $1.8 million during the second quarter of 2026 in connection with our defense of a securities class action lawsuit. For additional information regarding legal proceedings pending against us, refer to Note 10, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report.
(b)Contract services expense increased primarily due to higher software costs from information technology enhancements.
RD&E
RD&E expense for the second quarter and first six months of 2026 was $11.3 million and $27.5 million, respectively, compared to $14.2 million and $28.4 million, respectively, for the second quarter and first six months of 2025. The decreases in RD&E expense during the second quarter and first six months of 2026 compared to the same period in 2025, was primarily due to the timing of program milestone achievements for customer funded programs. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.

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
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended
	July 3,	June 27,	Change
	2026	2025	$	%
Restructuring charges(a)	$1,841	$637	$1,204	189.0%
Acquisition and integration costs(b)	173	2,007	(1,834)	(91.4)
Other general expenses(c)	7,423	7	7,416	NM
Total restructuring and other charges	$9,437	$2,651	$6,786	256.0

	Six Months Ended
	July 3,	June 27,	Change
	2026	2025	$	%
Restructuring charges(a)	$2,448	$1,301	$1,147	88.2%
Acquisition and integration costs(b)	1,615	6,749	(5,134)	(76.1)
Other general expenses(c)	8,146	6	8,140	NM
Total restructuring and other charges	$12,209	$8,056	$4,153	51.6
__________
(a)Restructuring charges for the second quarter and first six months of 2026 and 2025 primarily consist of costs associated with our strategic reorganization and alignment and manufacturing alignment to support growth initiatives.
(b)Amounts for the second quarter and first six months of 2026 primarily include integration expenses related to our recent acquisitions and $0.7 million of costs recorded during the first quarter of 2026 related to our investment in a convertible debt instrument. These expenses were partially offset by a benefit of $1.2 million recorded during the second quarter of 2026 to adjust the fair value of acquisition-related contingent consideration liabilities. Amounts for the second quarter and first six months of 2025 primarily include acquisition expenses related to the Precision and VSi acquisitions.
(c)Amounts include gains and losses in connection with the disposal of property, plant and equipment. Amount for the second quarter and first six months of 2026 include fixed asset impairment charges of $5.9 million. The impairment charges were primarily due to revised expectations regarding the future use of certain fixed assets.
Refer to Note 8, “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense is as follows (dollars in thousands):

	Three Months Ended
	July 3, 2026		June 27, 2025		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$7,650	2.40%	$7,632	2.41%	$18	(1)
Amortization of deferred debt issuance costs and original issue discount	1,638	0.52	1,615	0.55	23	(3)
Losses from extinguishment of debt	—	—	130	0.04	(130)	(4)
Interest expense on borrowings	9,288	2.92%	9,377	3.00%	(89)	(8)
Other interest expense	847		377		470
Total interest expense	$10,135		$9,754		$381

	Six Months Ended
	July 3, 2026		June 27, 2025		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$15,042	2.40%	$20,117	3.22%	$(5,075)	(82)
Amortization of deferred debt issuance costs and original issue discount	3,263	0.52	2,760	0.49	503	3
Losses from extinguishment of debt	—	—	867	0.14	(867)	(14)
Interest expense on borrowings	18,305	2.92%	23,744	3.85%	(5,439)	(93)
Other interest expense	1,564		815		749
Total interest expense	$19,869		$24,559		$(4,690)
Contractual interest expense for the second quarter of 2026 has leveled off, with a slight increase in the quarter compared to the same period in 2025. During the first six months of 2026, contractual interest expense decreased due to a lower weighted average interest rate, partially offset by a higher average debt balance outstanding. The favorable weighted average interest rate is due to the replacement of some of our higher variable rate debt with lower fixed rate debt through issuance of the 2030 Notes at the end of the first quarter of 2025. The higher average debt balance outstanding is primarily the result of borrowings to fund the 2025 acquisitions and to repurchase common stock.
Other components of interest expense on borrowings include non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Amortization of deferred debt issuance costs and original issue discount increased during the second quarter and first six months of 2026 compared to the same periods in 2025 as a result of higher unamortized balances related to new debt. The losses from extinguishment of debt during the first quarter of 2025 were related to prepayments of portions of the TLA Facility, primarily in connection with issuance of our 2030 Notes.
As of July 3, 2026 and December 31, 2025, approximately 89% and 92%, respectively, of our principal amount of debt are fixed rate borrowings.
See Note 6, “Debt,” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Gain) Loss on Equity Investments
(Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Equity method investment (gain) loss	$(42)	$8	$1,426	$(173)
Equity method investment (gain) loss for both 2026 and 2025 relates to our share of equity method investee gains including unrealized appreciation/depreciation of the underlying interests of the investee. As of July 3, 2026 and December 31, 2025, the carrying value of our equity investments was $6.4 million and $7.9 million, respectively.
See Note 13, “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.

Other Loss, Net

	Three Months Ended
	July 3,	June 27,	Change
	2026	2025	$	%
Foreign currency transaction losses, net(a)	$999	$3,866	$(2,867)	(74)%
Other losses, net	145	114	31	27%
	$1,144	$3,980	$(2,836)	(71)%

	Six Months Ended
	July 3,	June 27,	Change
	2026	2025	$	%
Foreign currency transaction losses, net(a)	$1,375	$5,010	$(3,635)	(73)%
Debt conversion inducement expense(b)	—	46,681	(46,681)	NM
Other losses, net	85	216	(131)	(61)%
	$1,460	$51,907	$(50,447)	(97)%
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Provision for Income Taxes

	Three Months Ended
	July 3,	June 27,	Change
	2026	2025	$	%
Income from continuing operations before taxes	$23,291	$45,596	$(22,305)	(49)%
Provision (benefit) for income taxes	(314)	8,587	(8,901)	(104)%
Effective tax rate	(1.3)%	18.8%

	Six Months Ended
	July 3,	June 27,	Change
	2026	2025	$	%
Income from continuing operations before taxes	$43,642	$32,597	$11,045	34%
Provision for income taxes	3,531	18,053	(14,522)	(80)%
Effective tax rate	8.1%	55.4%
The decrease in the tax provision was primarily due to an increase in R&D tax credits, a favorable provision to return adjustment, and the impact of the non-recurring 2025 expense associated with the net nondeductible induced conversion expenditures incurred as a result of the induced conversion from the exchange of the 2028 Convertible Notes, partially offset by shortfalls recognized upon the vesting of RSUs.
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
In addition, our rate is impacted by earnings realized in foreign jurisdictions with statutory rates that are different than the U.S. federal statutory rate. The primary foreign jurisdictions in which we operate and the statutory tax rate for each respective jurisdiction include Ireland (12.5%), Malaysia (24%), Mexico (30%), Switzerland (22%) and Uruguay (25%). Our manufacturing operations in Costa Rica and the Dominican Republic operate under a free trade zone agreement through April 2031 and March 2034, respectively.
In January 2026, the Organization for Economic Cooperation and Development (“OECD”) released administrative guidance recognizing the U.S. minimum tax regime and introducing a “side-by-side” package intended to exempt U.S. parented groups from Pillar 2 minimum taxes imposed by foreign jurisdictions on U.S. earnings. Although full adoption of the guidance is expected to eliminate this exposure with respect to the U.S. jurisdiction, laws to implement the framework have not been enacted in all relevant countries. Accordingly, our financial results reflect the laws enacted and in effect as of July 3, 2026.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Liquidity and Capital Resources
Sources of Liquidity

(dollars in thousands)	July 3, 2026	December 31, 2025
Cash and cash equivalents	$21,375	$17,161
Working capital from continuing operations	$593,494	$538,056
Current ratio from continuing operations	3.73	3.32
Cash and cash equivalents at July 3, 2026 increased by $4.2 million from December 31, 2025. Cash generated by operating activities of $84.4 million and proceeds from net borrowings on our revolving credit facility of $50.0 million were primarily offset by purchases of property, plant and equipment of $46.7 million, $50.0 million of repurchases of common stock, a $14.0 million investment in a convertible debt instrument, and tax withholding payments related to net share settlements of restricted stock unit awards of $10.3 million.
Working capital increased by $55.4 million from December 31, 2025, or $51.2 million excluding the increase in cash and cash equivalents.  The increase in working capital, exclusive of cash and cash equivalents, primarily relates to positive fluctuations in inventory, contract assets and accrued expenses and other liabilities, which were partially offset by a decrease in accounts receivable from the favorable timing of customer payments.
At July 3, 2026, $7.8 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
As of July 3, 2026, our capital structure consisted of $1,237.9 million of debt, net of deferred debt issuance costs and unamortized discounts and 34 million shares of common stock outstanding. As of July 3, 2026, we had access to $744.7 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit, and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of July 3, 2026, our contractual debt service obligations for the remainder of 2026, consisting of interest on our outstanding debt and commitment fees on the unused portion of the Revolving Credit Facility are estimated to be approximately $15 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. If our future financing needs increase, we may need to arrange additional debt or equity financing. We continually evaluate and consider various financing alternatives to enhance or supplement our existing financial resources. However, we cannot be assured that we will be able to enter into any such arrangements on acceptable terms or at all. On August 2, 2026, we entered into the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of Company Common Shares outstanding immediately prior to the Effective Time, subject to certain limitations, will automatically be converted into the right to receive $127 in cash, without interest and thereafter the Company will be delisted from the NYSE. See The Merger above and Item 1A. Risk Factors, Risks Related to the Merger.
Credit Facilities and 2028 Notes
As of July 3, 2026, we had Senior Secured Credit Facilities that consist of an $800 million Revolving Credit Facility, with $50 million outstanding principal balance, and a TLA Facility with an outstanding principal balance of $91 million. The Revolving Credit Facility and TLA Facility mature on February 15, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for similar credit facilities.
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following certain qualified acquisitions and (ii) an interest coverage ratio of at least 2.50:1.00. As of July 3, 2026, we were in compliance with these financial covenants. As of July 3, 2026, our Total Net Leverage Ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 2.9:1.0. For the twelve month period ended July 3, 2026, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 14.0:1.0.

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
In February 2023, we issued $500 million aggregate principal amount of notes. The 2028 Convertible Notes mature on February 15, 2028 and bear interest at a fixed rate of 2.125% per annum. In March 2025, in connection with the issuance of the 2030 Convertible Notes, the Company used part of the net proceeds therefrom to exchange $383.7 million in aggregate principal amount of the 2028 Convertible Notes in privately-negotiated transactions. As of July 3, 2026, the remaining aggregate principal amount of the 2028 Convertible Notes was $116.3 million.
As of July 3, 2026, the conditions allowing holders of the Convertible Notes to convert had not been met. Any determination regarding the convertibility of the Convertible Notes during future periods will be made in accordance with the terms of the indenture governing the Convertible Notes. These obligations are classified as a long-term liability on the Consolidated Balance Sheet at July 3, 2026.
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
On February 19, 2026, we entered into an accelerated share repurchase agreement to repurchase $50.0 million of common stock under the Share Repurchase Program. Under the terms of the ASR Agreement, we paid Bank of America $50.0 million on February 19, 2026 and on that date received initial delivery of 462,535 shares of common stock. On April 2, 2026, Bank of America delivered 127,070 additional shares which completed the ASR Agreement totaling 589,605 repurchased shares. The Company used available cash and borrowings under our credit facility to fund the repurchase of the common shares under the ASR Agreement. As of July 3, 2026, the Company had $100 million of capacity remaining under the Share Repurchase Program.
Factoring Arrangements
We utilize accounts receivable factoring arrangements with financial institutions to accelerate the timing of cash receipts and enhance our cash position. These arrangements, in all cases, do not contain recourse provisions, which would obligate us in the event of our customers’ failure to pay. During the first six months of 2026 and 2025, we sold, without recourse, $25.1 million and $131.1 million of accounts receivable, respectively. See Note 3, “Supplemental Financial Statement Disclosures” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information regarding our factoring arrangements.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Summary of Cash Flow
The following cash flow summary information includes cash flows related to discontinued operations.

	Six Months Ended
(in thousands)	July 3, 2026	June 27, 2025
Cash provided by (used in):
Operating activities	$84,430	$75,138
Investing activities	(60,586)	(214,994)
Financing activities	(19,755)	115,989
Effect of foreign currency exchange rates on cash and cash equivalents	125	459
Net change in cash and cash equivalents	$4,214	$(23,408)
Operating Activities – During the first six months of 2026, we generated cash from operations of $84.4 million, compared to $75.1 million for the first six months of 2025, as an increase in cash flow provided by changes in operating assets and liabilities was partially offset by a $13.0 million decrease in net income adjusted for non-cash items such as depreciation and amortization.
Investing Activities – The $154.4 million decrease in net cash used in investing activities was primarily attributable to lower cash paid for acquisitions offset by the purchase of a long-term investment. Investing activities for the first six months of 2025 included net cash paid of $171.8 million for the Precision and VSi acquisitions.
Financing Activities – Net cash used in financing activities for the first six months of 2026 was $19.8 million compared to $116.0 million provided by financing activities for the first six months of 2025. In the first six months of 2026, cash payments of $50.0 million for repurchases of common stock and $10.3 million related to stock-based compensation activity were primarily offset by net proceeds of $50.0 million received from net borrowings under our revolving credit facility. Cash provided by financing activities for the first six months of 2025 was primarily the net proceeds from the issuance of our 2030 Convertible Notes of $977.5 million, which was partially offset by a $71.0 million purchase of capped call options associated with the 2030 Convertible Notes, $383.7 million in aggregate principal amount of exchanged 2028 Convertible Notes, $274.0 million of principal payments on our TLA Facility, $116.0 million net payments on our Revolving Credit Facility, and $13.1 million related to stock-based compensation activity.
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
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of July 3, 2026. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of July 3, 2026, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Risks Related to the Merger
The pending Merger may be delayed or not occur at all for a variety of reasons, including that the Merger is terminated, and the failure to complete the Transaction could adversely affect our business, results of operations, financial condition, and the market price of our common stock.
On August 2, 2026, we entered into the Merger Agreement. Under the terms of the Merger Agreement, the completion of the Merger is subject to certain customary closing conditions, including: (i) the approval and adoption of the Merger Agreement by the holders of a majority of the outstanding Company Common Shares; (ii) the absence of any order issued by any governmental authority (whether temporary, preliminary or permanent) of competent jurisdiction, or applicable law prohibiting, rendering illegal or enjoining the consummation of the Merger; (iii) the expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other applicable antitrust and foreign direct investment laws of certain jurisdictions; (iv) each party’s performance of and compliance with its covenants, obligations and agreements contained in the Merger Agreement in all material respects; (v) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement and (vi) the accuracy of the representations and warranties of the parties in the Merger Agreement (subject to customary materiality qualifiers).
The Merger Agreement contains customary representations, warranties and covenants made by each of the Company, Parent and Merger Sub, including, among others, covenants by the Company regarding the conduct of its business during the pendency of the transactions contemplated by the Merger Agreement, public disclosures and other matters.
Both the Company and Parent may terminate the Merger Agreement under certain specified circumstances, including, among others, (i) if the Merger is not consummated by May 2, 2027, (ii) in the case of Parent, if the Company materially breaches its covenants not to solicit alternative business combination transactions or the Company’s Board of Directors effects a change of recommendation with respect to the proposed transaction or (iii) in the case of the Company, in order to enter into a definitive agreement with respect to a “superior proposal” subject to certain requirements. In certain circumstances in connection with the termination of the Merger Agreement, including if the Company materially breaches its covenants not to solicit alternative business combination transactions, the Company’s Board of Directors effects a change of recommendation, or the Company terminates the Merger Agreement to enter into a definitive agreement with respect to a “superior proposal,” the Company would be required to pay Parent a termination fee of $154 million.
Failure to complete the Merger within the expected timeframe or at all could adversely affect our business and the market price of our common stock in a number of ways, including:
•the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated; and
•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated.

Efforts to complete the Merger could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.
We have expended, and will continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, service providers and other business partners, who may be more cautious in their arrangements with us or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Our employees may have concerns with respect to the Merger and uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. Pending or future litigation against us and our directors and officers relating to the Merger may be distracting to management and, in the future, may require us to incur significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from being completed. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants regarding the conduct of our business during the pendency of the transactions contemplated by the Merger Agreement including restrictions on our ability in certain cases to enter into contracts, acquire or dispose of assets, enter into new lines of business, incur indebtedness or incur capital expenditures (subject to certain exceptions, as detailed in the Merger Agreement) until the Merger becomes effective or the Merger Agreement is terminated. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger, and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.
Litigation could arise in connection with the Merger; such litigation against us could result in substantial costs, an injunction preventing the completion of the Merger and/or a judgment resulting in the payment of damages.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Our stockholders may file lawsuits against us and/or our directors and officers in connection with the Merger. Even if any such lawsuits are unsuccessful, defending against them may result in substantial costs. Lawsuits could prevent or delay the completion of the Merger and result in significant costs to us, including any costs associated with the indemnification of directors and officers. There can be no assurance regarding the outcome of any potential future lawsuit or the costs associated with defending against any such potential future lawsuit.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On November 4, 2025, the Company announced that its Board of Directors authorized a new share repurchase program allowing for purchases of up to $200.0 million in the aggregate of outstanding Integer common stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date and will continue until otherwise suspended or terminated. The Company did not make any repurchases during the three months ended July 3, 2026. As of July 3, 2026, the dollar value of shares that may yet be purchased under the Share Repurchase Program was $100 million.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Plan Trading Arrangements
During the fiscal quarter ended July 3, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and among Integer Holdings Corporation, Armstrong Parent, Inc., and Armstrong Bidco, Inc. dated August 2, 2026 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 4, 2026)

3.1	By-laws of Integer Holdings Corporation (Amended and Restated as of August 2, 2026) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 4, 2026)
10.1#	Integer Holdings Corporation 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-296074) filed May 20, 2026)
10.2*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2026 Omnibus Incentive Plan.
10.3#*	Form of Time-Based Restricted Stock Units Award Agreement under the 2026 Omnibus Incentive Plan.
10.4#*	Form of Performance-Based Restricted Stock Units Award Agreement under the 2026 Omnibus Incentive Plan.
10.5#*	Form of Change of Control Agreement between Integer Holdings Corporation and its executive officers.
10.6#*	Amended and Restated Employment Agreement, dated July 27, 2026, between Integer Holdings Corporation and Payman Khales.
10.7#*	Amendment to Employment Offer Letter, dated June 26, 2026, for Jim Stephens.
10.8#*	Employment Offer Letter, dated June 26, 2026, for Andrew Senn.
10.9#*	Form of Cash Retention Bonus Letter for certain executive officers.
10.10#*	Form of Cash Retention Bonus Letter for CEO.
10.11#	Form of Indemnification Agreement (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 4, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.LAB*	XBRL Extension Label Linkbase Document
101.PRE*	XBRL Extension Presentation Linkbase Document
101.DEF*	XBRL Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 4, 2026	INTEGER HOLDINGS CORPORATION

		By:	/s/ Payman Khales
Payman Khales
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Diron Smith
Diron Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)