Form 10-Q
period 2026-10-02
Integer Holdings Corp
filed 2026-10-29
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________
FORM 10-Q
 _____________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of October 23, 2026 was: 33,997,337 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended October 2, 2026

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	October 2, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$14,135	$17,161
Accounts receivable, net of provision for credit losses of $0.5 million and $0.6 million, respectively	345,072	346,079
Inventories	278,591	253,739
Contract assets	119,297	112,546
Prepaid expenses and other current assets	44,297	40,572
Total current assets	801,392	770,097
Property, plant and equipment, net	535,133	536,427
Goodwill	1,100,799	1,110,908
Other intangible assets, net	770,089	825,435
Deferred income taxes	8,938	8,994
Operating lease assets	82,586	98,437
Financing lease assets	55,491	37,109
Other long-term assets	39,509	23,170
Total assets	$3,393,937	$3,410,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,003	$113,130
Operating lease liabilities	8,359	9,099
Accrued expenses and other current liabilities	81,763	109,812
Total current liabilities	201,125	232,041
Long-term debt	1,219,247	1,185,179
Deferred income taxes	113,596	116,327
Operating lease liabilities	67,371	81,899
Financing lease liabilities	49,577	28,578
Other long-term liabilities	16,622	19,910
Total liabilities	1,667,538	1,663,934
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,481,805 and 35,481,805 shares issued, respectively; 33,997,337 and 34,346,450 shares outstanding, respectively	35	35
Additional paid-in capital	761,271	771,223
Treasury stock, at cost; 1,484,468 shares and 1,135,355 shares, respectively	(110,334)	(76,872)
Retained earnings	1,049,144	994,055
Accumulated other comprehensive income	26,283	58,202
Total stockholders’ equity	1,726,399	1,746,643
Total liabilities and stockholders’ equity	$3,393,937	$3,410,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Sales	$449,661	$467,691	$1,353,351	$1,381,577
Cost of sales	348,100	341,531	1,029,253	1,005,947
Gross profit	101,561	126,160	324,098	375,630
Operating expenses:
Selling, general and administrative	54,147	50,451	170,557	154,534
Research, development and engineering	13,528	10,949	41,049	39,390
Restructuring and other charges	5,677	8,321	17,886	16,377
Total operating expenses	73,352	69,721	229,492	210,301
Operating income	28,209	56,439	94,606	165,329
Interest expense	9,701	9,367	29,570	33,926
(Gain) loss on equity investments	(31)	(50)	1,395	(223)
Other loss, net (see Note 6)	1,027	1,130	2,487	53,037
Income from continuing operations before taxes	17,512	45,992	61,154	78,589
Provision for income taxes	2,534	6,314	6,065	24,367
Income from continuing operations	14,978	39,678	55,089	54,222
Loss from discontinued operations, net of tax	—	—	—	(22)
Net income	$14,978	$39,678	$55,089	$54,200

Basic earnings per share:
Income from continuing operations	$0.44	$1.13	$1.62	$1.56
Loss from discontinued operations	—	—	—	—
Basic earnings per share	0.44	1.13	1.62	1.56

Diluted earnings per share:
Income from continuing operations	$0.43	$1.11	$1.60	$1.52
Loss from discontinued operations	—	—	—	—
Diluted earnings per share	0.43	1.11	1.60	1.52

Weighted average shares outstanding:
Basic	34,027	35,081	34,106	34,689
Diluted	34,604	35,608	34,394	35,755

Comprehensive Income
Net income	$14,978	$39,678	$55,089	$54,200
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(9,765)	(1,857)	(25,995)	65,790
Change in fair value of cash flow hedges, net of tax	(2,689)	(346)	(5,924)	9,900
Other comprehensive income (loss)	(12,454)	(2,203)	(31,919)	75,690
Comprehensive income	$2,524	$37,475	$23,170	$129,890
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	October 2, 2026	September 26, 2025
Cash flows from operating activities:
Net income	$55,089	$54,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,899	95,158
Debt related charges included in interest expense	4,910	5,239
Debt conversion inducement expense	—	46,681
Stock-based compensation	17,273	17,467
Non-cash fixed asset impairment	7,141	—
Non-cash lease expense	7,283	7,583
Non-cash (gains) losses on equity investments	1,395	(223)
Contingent consideration fair value adjustment	(1,179)	(660)
Other non-cash losses	4,043	804
Deferred income taxes	17	4,082
Gain on sale of discontinued operations	—	(46)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(98)	(46,793)
Inventories	(28,474)	(12,241)
Prepaid expenses and other assets	(4,110)	117
Contract assets	(7,255)	(2,106)
Accounts payable	2,137	3,187
Accrued expenses and other liabilities	(29,421)	(22,359)
Income taxes	(11,589)	(9,357)
Net cash provided by operating activities	121,061	140,733
Cash flows from investing activities:
Acquisition of property, plant and equipment	(67,181)	(63,555)
Purchase of equity and other investments	(14,043)	—
Acquisitions, net of cash acquired	—	(170,872)
Settlement of working capital from sale of discontinued operations	—	(950)
Other investing activities	126	115
Net cash used in investing activities	(81,098)	(235,262)
Cash flows from financing activities:
Principal payments of long-term debt	—	(657,697)
Proceeds from issuance of convertible notes, net of discount	—	977,500
Proceeds from revolving credit facility	221,000	301,000
Payments of revolving credit facility	(191,000)	(427,000)
Purchase of capped calls	—	(71,000)
Payment of debt issuance costs	(38)	(1,386)
Repurchases of common stock	(50,000)	—
Proceeds from the exercise of stock options	—	3,644
Tax withholdings related to net share settlements of restricted stock unit awards	(10,419)	(16,812)
Principal payments on finance leases	(6,558)	(4,165)
Other financing activities	(5,163)	1,194
Net cash provided by (used in) financing activities	(42,178)	105,278
Effect of foreign currency exchange rates on cash and cash equivalents	(811)	1,652
Net increase (decrease) in cash and cash equivalents	(3,026)	12,401
Cash and cash equivalents, beginning of period	17,161	46,543
Cash and cash equivalents, end of period	$14,135	$58,944
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Total stockholders’ equity, beginning balance	$1,718,749	$1,703,537	$1,746,643	$1,619,215

Common stock and additional paid-in capital
Balance, beginning of period	756,580	760,776	771,258	742,011
Stock awards exercised or vested	(515)	(106)	(27,249)	(13,149)
Stock-based compensation (inclusive of capitalized stock-based compensation)	5,241	4,931	17,297	17,467
Capped calls related to the issuance of 2030 Notes, net of tax	—	—	—	(53,130)
Partial conversion of convertible notes due 2028 Notes and partial unwind of related capped calls, net of tax	—	—	—	68,413
Issuance of common stock for acquisition	—	—	—	3,989
Balance, end of period	761,306	765,601	761,306	765,601
Treasury stock
Balance, beginning of period	(110,734)	(26,858)	(76,872)	—
Treasury shares purchased, including excise tax for 2026	7	—	(50,290)	(26,858)
Treasury shares reissued	393	—	16,828	—
Balance, end of period	(110,334)	(26,858)	(110,334)	(26,858)
Retained earnings
Balance, beginning of period	1,034,166	905,769	994,055	891,247
Net income	14,978	39,678	55,089	54,200
Balance, end of period	1,049,144	945,447	1,049,144	945,447
Accumulated other comprehensive income
Balance, beginning of period	38,737	63,850	58,202	(14,043)
Other comprehensive income (loss)	(12,454)	(2,203)	(31,919)	75,690
Balance, end of period	26,283	61,647	26,283	61,647

Total stockholders’ equity, ending balance	$1,726,399	$1,745,837	$1,726,399	$1,745,837
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
The third quarter and first nine months of 2026 ended on October 2 and consisted of 91 days and 275 days, respectively. The third quarter and first nine months of 2025 ended on September 26 and consisted of 91 days and 269 days, respectively.
Pending Acquisition
On August 2, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement,” and the transactions contemplated thereby, the “Transaction”), by and among the Company, Armstrong Parent, Inc., a Delaware corporation (“Parent”), and Armstrong Bidco, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are each affiliates of investment funds managed by Kohlberg Kravis Roberts & Co. L.P., a leading global investment firm. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. If the Merger is consummated, the Company’s securities will be delisted from NYSE as soon as practicable following the Effective Time (defined below), and the Company will become a privately held company. Under, and subject to, the terms of the Merger Agreement, at the effective time of the Merger, Company stockholders will have the right to receive $127 per share in cash, without interest. The Company’s board of directors unanimously approved the Transaction and the Transaction was approved by the requisite vote of the Company’s stockholders.
On September 14, 2026, the Company filed with the SEC, a definitive proxy statement on Schedule 14A (the “Proxy Statement”), containing more information about the Merger Agreement and the Merger.
On September 29, 2026, the Company received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
The Transaction is anticipated to close by the end of 2026, subject to the satisfaction or waiver of customary closing conditions specified in the Merger Agreement, including the receipt of required regulatory approvals.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3.)    SUPPLEMENTAL FINANCIAL STATEMENT DISCLOSURES
Supplemental Cash Flow Information
The following is supplemental information, including discontinued operations, relating to the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	October 2, 2026	September 26, 2025
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$12,516	$20,068
Accrued excise tax associated with share repurchases	290	—
Common stock issued for conversion of debt	—	183,972
Common stock received under capped call upon conversion of debt	—	26,858
Write-off of unamortized deferred costs and original issue discount upon conversion of debt included in Additional paid in capital	—	5,124
Common stock issued for acquisition	—	3,989
Supplemental lease disclosures:
Assets acquired under operating leases	3,000	12,288
Assets acquired under finance leases	23,941	7,537
Factoring Arrangements
The Company has receivable factoring arrangements, pursuant to which certain receivables may be sold on a non-recourse basis to financial institutions. Factoring fees are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the nine months ended October 2, 2026 and September 26, 2025, the Company sold accounts receivable of $35.5 million and $201.8 million, respectively. The Company recorded factoring fees of $0.1 million for the nine months ended October 2, 2026, compared to $0.5 million and $1.4 million, respectively, for the three and nine months ended September 26, 2025.
Supplier Financing Arrangements
The Company utilizes supplier financing arrangements with financial institutions to sell certain accounts receivable on a non-recourse basis. Fees for supplier financing arrangements are recorded in Selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. During the nine months ended October 2, 2026 and September 26, 2025, the Company sold and de-recognized accounts receivable of $124.2 million and $131.9 million, respectively. The Company recorded costs associated with the supplier financing arrangements of $0.4 million and $1.3 million, respectively, for the three and nine months ended October 2, 2026, compared to $0.6 million and $1.6 million, respectively, for the three and nine months ended September 26, 2025.
(4.)    INVENTORIES
Inventories comprise the following (in thousands):

	October 2, 2026	December 31, 2025
Raw materials	$108,588	$94,131
Work-in-process	151,314	143,467
Finished goods	18,689	16,141
Total	$278,591	$253,739

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill for the nine months ended October 2, 2026 were as follows (in thousands):

Medical
December 31, 2025	$1,110,908
Biocoat acquisition-related adjustments (Note 2)	(10)
Foreign currency translation	(10,099)
October 2, 2026	$1,100,799
Intangible Assets
Intangible assets comprise the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
October 2, 2026
Definite-lived:
Purchased technology and patents	$326,962	$(241,290)	$85,672
Customer lists	947,298	(364,025)	583,273
Amortizing tradenames and other	20,052	(9,196)	10,856
Total amortizing intangible assets	$1,294,312	$(614,511)	$679,801
Indefinite-lived:
Trademarks and tradenames			$90,288

December 31, 2025
Definite-lived:
Purchased technology and patents	$329,690	$(228,469)	$101,221
Customer lists	957,239	(334,989)	622,250
Amortizing tradenames and other	20,083	(8,407)	11,676
Total amortizing intangible assets	$1,307,012	$(571,865)	$735,147
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense comprises the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Cost of sales	$4,781	$4,989	$14,492	$14,505
Selling, general and administrative expenses	10,968	11,260	33,224	32,715
Total intangible asset amortization expense	$15,749	$16,249	$47,716	$47,220
Estimated future intangible asset amortization expense based on the carrying value as of October 2, 2026 is as follows (in thousands):

	Remainder of 2026	2027	2028	2029	2030	After 2030
Amortization Expense	$15,489	$59,919	$58,422	$56,185	$52,702	$437,084

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT
Long-term debt comprises the following (in thousands):

	October 2, 2026			December 31, 2025
	Principal Amount	Unamortized Discounts and Issuance Costs	Net Carrying Amount	Principal Amount	Unamortized Discounts and Issuance Costs	Net Carrying Amount
Senior Secured Credit Facilities:
Revolving credit facilities	$30,000	$—	$30,000	$—	$—	$—
Term loan A	91,000	(147)	90,853	91,000	(221)	90,779
2028 Notes	116,284	(1,019)	115,265	116,284	(1,542)	114,742
2030 Notes	1,000,000	(16,871)	983,129	1,000,000	(20,342)	979,658
Total	$1,237,284	$(18,037)	$1,219,247	$1,207,284	$(22,105)	$1,185,179
Current portion of long-term debt			—			—
Long-term debt			$1,219,247			$1,185,179
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
Senior Secured Credit Facilities
In September 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”), governing the Senior Secured Credit Facilities. As of October 2, 2026, the Company maintained Senior Secured Credit Facilities consisting of a five-year $800 million revolving credit facility (the “Revolving Credit Facility”) and a five-year “term A” loan (the “TLA Facility”). A portion of the Revolving Credit Facility is available for swingline loans of up to a sublimit of $75 million and for the issuance of standby letters of credit of up to a sublimit of $40 million.
Revolving Credit Facility
The Revolving Credit Facility matures on February 15, 2028, and provides for revolving loans in an aggregate amount of $800 million. As of October 2, 2026, the Company had available borrowing capacity on the Revolving Credit Facility of $764.7 million after giving effect to outstanding borrowings and $5.3 million of outstanding standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at a rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period plus an adjustment of 0.10% per annum, in relation to any loan in U.S. dollars, and the Euro Interbank Offered Rate, in relation to any loan in Euros, plus a margin based on the Company’s Secured Net Leverage Ratio (as defined in the 2021 Credit Agreement). Swingline loans bear interest at a rate based on SOFR plus a margin based on the Company’s Secured Net Leverage Ratio. In addition, the Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which ranges between 0.15% and 0.25%, depending on the Company’s Secured Net Leverage Ratio. As of October 2, 2026, the commitment fee on the unused portion of the Revolving Credit Facility was 0.15%. As of October 2, 2026, the interest rate on the Revolving Credit Facility was 5.26%.
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
TLA Facility
The TLA Facility matures on February 15, 2028. During 2025, the Company prepaid the required quarterly principal installments under the TLA Facility through maturity. The interest rate terms for the TLA Facility are the same as those described above for the Revolving Credit Facility borrowings in U.S. dollars. As of October 2, 2026, the interest rate on the TLA Facility was 5.26%.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT (Continued)
Contractual principal maturities under the Senior Secured Credit Facilities as of October 2, 2026, are as follows (in thousands):

	Remainder of 2026	2027	2028
Future minimum principal payments	$—	$—	$121,000
Covenants
The 2021 Credit Agreement contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of the lenders under the Revolving Credit Facility and the TLA Facility, which require the Company not to exceed a specified maximum Total Net Leverage Ratio (as defined in the 2021 Credit Agreement) and an interest coverage ratio as of the end of each fiscal quarter. As of October 2, 2026, the Company was in compliance with these financial covenants.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT (Continued)
The conditional conversion feature of the 2028 Notes was triggered during the calendar quarter ended September 30, 2026, therefore, the 2028 Notes are convertible during the calendar quarter ending December 31, 2026 pursuant to the applicable last reported sales price condition. If a conversion request occurs, the Company has the intent and ability to refinance the amounts that may become due with respect to the 2028 Notes using the available borrowing capacity under the Revolving Credit Facility. As such, the obligations associated with the 2028 Notes continue to be classified as a long-term liability on the Condensed Consolidated Balance Sheet at October 2, 2026. The conditional conversion feature of the 2030 Notes was not triggered during the calendar quarter ended September 30, 2026, therefore, the 2030 Notes are not convertible during the calendar quarter ended December 31, 2026 pursuant to the applicable last reported sales price condition. Any determination regarding the convertibility of the 2028 Notes and 2030 Notes during future periods will be made in accordance with the terms of the respective indenture governing the 2028 Notes and 2030 Notes.
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
Fair Value of the Notes
As of October 2, 2026, the estimated fair value of the 2028 Notes and 2030 Notes was approximately $171.3 million and $1,019.0 million, respectively. As of December 31, 2025, the estimated fair value of the 2028 Notes and 2030 Notes was approximately $131.5 million and $930.0 million, respectively. The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. The fair value of the Convertible Notes is categorized in Level 2 of the fair value hierarchy.
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
A portion of the 2028 Capped Calls were terminated during the quarter ended March 28, 2025 in conjunction with the Note Exchange Transactions. The fair value of the terminated portion of the 2028 Capped Calls was $26.9 million, which was recorded as an increase to additional paid-in capital. The Company also recorded income tax expense of $4.1 million and a corresponding reduction to the deferred tax asset associated with the terminated portion of the 2028 Capped Calls.
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
Stock-based Compensation Expense
The classification of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Cost of sales	$1,212	$809	$3,749	$3,315
Selling, general and administrative	3,618	3,858	12,176	13,266
Research, development and engineering	268	260	871	907
Restructuring and other charges	130	4	477	(21)
Total stock-based compensation expense	$5,228	$4,931	$17,273	$17,467

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
The incremental impact of the modification was recognized within stock‑based compensation expense during the three months ended April 3, 2026.
Stock Options
The following table summarizes the Company’s stock option activity for the nine month period ended October 2, 2026:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2025	20,229	$37.48
Exercised	(2,883)	48.43
Outstanding and exercisable at October 2, 2026	17,346	$35.66	0.9	$1.0
Time-Based Restricted Stock Units
Most RSUs granted to employees during the nine months ended October 2, 2026 vest over a period of three years from the grant date, subject to the recipient’s continuous service to the Company. RSUs are issued to non-employee members of the Board as a portion of their annual retainer and vest quarterly over a period of one year. Non-employee directors that take office other than on the date of an annual meeting receive a prorated portion of the annual equity retainer, as of the date he or she takes office. Any prorated annual equity retainer will vest in equal installments on each regularly scheduled vesting date applicable to non-employee directors who have continuously served since the most recent annual meeting. The grant-date fair value of all RSUs is equal to the closing market price of Integer common stock on the date of grant.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION (Continued)
The following table summarizes RSU activity for the nine month period ended October 2, 2026:

	Time-Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	296,384	$107.27
Granted	226,506	87.68
Vested	(199,854)	98.66
Forfeited	(21,050)	103.83
Nonvested at October 2, 2026	301,986	$98.51
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
The following table summarizes PRSU activity for the nine month period ended October 2, 2026:

	Performance- Vested Activity	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	215,385	$109.23
Granted	109,253	91.08
Performance adjustment(a)	66,924	74.34
Vested	(146,201)	74.34
Forfeited	(29,400)	173.07
Nonvested at October 2, 2026	215,961	$104.16
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

	Nine Months Ended
	October 2, 2026	September 26, 2025
Weighted average fair value	$97.28	$162.62
Risk-free interest rate	3.64%	4.29%
Expected volatility	37%	33%
Expected life (in years)	3.0	3.0
Expected dividend yield	—%	—%
The valuation of the market-based PRSUs granted during 2026 and 2025 also reflects a weighted average illiquidity discount of 10.98% and 8.78%, respectively, related to a period of up to one-year that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Restructuring charges	$1,399	$702	$3,847	$2,003
Acquisition and integration costs	102	1,372	1,717	8,121
Other general expenses	4,176	6,247	12,322	6,253
Total restructuring and other charges	$5,677	$8,321	$17,886	$16,377
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
The following table comprises restructuring and restructuring-related charges (gains) by classification in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Restructuring charges:
Restructuring and other charges	$1,399	$702	$3,847	$2,003
Restructuring-related expenses(a):
Cost of sales	2,708	2,275	5,463	4,115
Selling, general and administrative	163	(228)	761	314
Research, development and engineering	396	—	840	(6)
Total restructuring and restructuring-related charges	$4,666	$2,749	$10,911	$6,426
__________
(a) Restructuring-related expenses primarily include retention bonuses, consulting expenses, professional fees and equipment relocation costs.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     RESTRUCTURING AND OTHER CHARGES (Continued)
The following table summarizes the activity for restructuring reserves (in thousands):

	Operational excellence	Strategic reorganization and alignment	Manufacturing alignment to support growth	Total
December 31, 2025	$122	$10	$27	$159
Charges incurred, net of reversals	3,237	17	593	3,847
Non-cash charges incurred (included above)	(197)	—	—	(197)
Cash payments	(1,861)	(22)	(620)	(2,503)
October 2, 2026	$1,301	$5	$—	$1,306
Acquisition and integration costs
Acquisition and integration costs primarily consist of professional fees directly related to completed and contemplated business acquisitions and costs to integrate the systems, processes and organizations acquired, including expenses (benefit) recognized during the period to adjust the fair value of acquisition-related contingent consideration liabilities. In addition, acquisition and integration costs included $0.7 million recorded during the first quarter of 2026 related to an investment in a convertible debt instrument. See Note 13, “Financial Instruments and Fair Value Measurements,” for additional information related to the fair value measurement of the contingent consideration and the convertible debt instrument.
Acquisition and integration costs comprise the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Acquisition costs	$(188)	$(231)	$143	$3,161
Integration costs	290	1,603	1,574	4,960
Acquisition and integration costs	$102	$1,372	$1,717	$8,121

Fair value adjustments included in acquisition costs	$—	$(351)	$(1,179)	$(660)
Other general expenses
During the nine months ended October 2, 2026 and September 26, 2025, the Company recorded expenses related to other initiatives not described above, which includes termination benefits and gains and losses in connection with the disposal or impairment of property, plant and equipment.
The Company incurred expense related to termination benefits from actions to align labor with manufacturing volumes during 2025 and 2026. These expenses totaled $2.9 million and $4.4 million for the third quarter and first nine months ended October 2, 2026, respectively, and $6.2 million during the third quarter and first nine months ended September 26, 2025.
During the third quarter and first nine months ended October 2, 2026, the Company recognized fixed asset impairment charges of $1.2 million and $7.1 million, respectively, related to certain manufacturing equipment. The impairments were triggered by revised expectations and cash flow projections during the second and third quarters of 2026 regarding the future use of these assets, which indicated that their carrying values were no longer recoverable. The impairment charges were recorded within Restructuring and other charges in the Condensed Consolidated Statement of Operations. The fair value of the impaired assets was determined using both an income-based and a market-based valuation approach, based on a combination of company-specific projected cash flows, market participant assumptions, estimated proceeds from disposition, and other relevant market information, all of which are Level 3 unobservable inputs within the fair value hierarchy. As a result, the carrying value of the affected assets were written down to their respective fair values.

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

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Income from continuing operations before taxes	$17,512	$45,992	$61,154	$78,589
Provision (benefit) for income taxes	2,534	6,314	6,065	24,367
Effective tax rate	14.5%	13.7%	9.9%	31.0%
The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the third quarter and first nine months of 2026 is due principally to the net impact of the Company’s earnings outside the U.S., which are generally taxed at rates that differ from the U.S. federal rate, the Net CFC Tested Income (“NCTI”), (formerly Global Intangible Low-Taxed Income (“GILTI”) tax), the Foreign Derived Deduction Eligible Income (“FDDEI”), (formerly, Foreign Derived Intangible Income (“FDII”) deduction), the availability of tax credits and the recognition of certain discrete tax items. The difference between the Company’s effective tax rates and the U.S. federal statutory income tax rate of 21% for the third quarter and first nine months of 2025 was due principally to the impact of the Convertible Notes Exchange Transactions, including the nondeductible induced conversion expense and reduction of future original issue discount amortization for U.S. income tax purposes. To a lesser extent, the remaining difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate are consistent with the differences recognized in the third quarter and first nine months of 2026 including the net impact of the Company’s earnings outside the U.S., the NCTI, GILTI tax, FDDEI, the availability of tax credits and the recognition of certain discrete tax items.
For the third quarter and first nine months of 2026, the Company recorded discrete tax benefits of $0.5 million and $4.1 million, respectively. For the third quarter and first nine months of 2025, the Company recorded discrete tax benefits of $2.3 million and $4.5 million, respectively. The discrete tax benefit for the third quarter and first nine months of 2026 relates predominantly to a favorable provision to return adjustments, partially offset by shortfalls recognized upon the vesting of RSUs. The discrete tax benefits for the third quarter and first nine months of 2025 were predominately related to favorable provision to return adjustments attributable to the 2024 U.S. tax return.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of October 2, 2026, the Company had unrecognized tax benefits of approximately $3.3 million, substantially all of which would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.
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
Litigation
On December 10, 2025, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Integer and certain of its executives, captioned West Palm Beach Firefighters’ Pension Fund v. Integer Holdings Corporation, et al. In March 2026, the court appointed Pembroke Pines Pension Fund for Firefighters and Police Officers as lead plaintiff and recaptioned the case as Pembroke Pines Pension Fund for Firefighters and Police Officers v. Integer Holdings Corporation. An amended complaint was subsequently filed on April 10, 2026 and alleged violations of the securities laws in the company’s public disclosures. On June 18, 2026, the court granted defendants’ motion to dismiss the amended complaint, and the judgment was later entered on October 19, 2026. On July 22, 2026, the plaintiff filed a notice of appeal.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11.)    EARNINGS PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Numerator for basic and diluted EPS:
Income from continuing operations	$14,978	$39,678	$55,089	$54,222
Loss from discontinued operations	—	—	—	(22)
Net income	$14,978	$39,678	$55,089	$54,200

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	34,027	35,081	34,106	34,689
Dilutive effect of share-based awards	238	258	167	320
Dilutive impact of Convertible Notes	339	269	121	746
Weighted average shares outstanding - Diluted	34,604	35,608	34,394	35,755

Basic earnings per share:
Income from continuing operations	$0.44	$1.13	$1.62	$1.56
Loss from discontinued operations	—	—	—	—
Basic earnings per share	$0.44	$1.13	$1.62	$1.56

Diluted earnings per share:
Income from continuing operations	$0.43	$1.11	$1.60	$1.52
Loss from discontinued operations	$—	$—	$—	$—
Diluted earnings per share	$0.43	$1.11	$1.60	$1.52
The following table sets forth potential shares of Common Stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Stock options and RSUs	44	94	60	255
PRSUs	75	56	88	106
Common Stock issuable upon conversion of the 2028 Notes	—	—	—	550

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     STOCKHOLDERS’ EQUITY
Common Stock
The following is a summary of the number of shares of Common Stock issued and outstanding for the nine month periods ended October 2, 2026 and September 26, 2025:

	Issued	Treasury Stock	Outstanding
Beginning balance at December 31, 2025	35,481,805	(1,135,355)	34,346,450
Stock options exercised	—	1,084	1,084
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	—	239,408	239,408
Repurchases of common stock	—	(589,605)	(589,605)
Ending balance at October 2, 2026	35,481,805	(1,484,468)	33,997,337

Beginning balance at December 31, 2024	33,546,262	(6)	33,546,256
Stock options exercised	102,179	—	102,179
Vested and settled RSUs and PRSUs, net of shares withheld to cover taxes	240,460	—	240,460
Stock issued upon conversion of convertible debt	1,553,852	—	1,553,852
Exercise of capped call upon conversion of convertible debt	—	(436,984)	(436,984)
Stock issued for acquisition	32,393	—	32,393
Ending balance at September 26, 2025	35,475,146	(436,990)	35,038,156

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
On February 19, 2026, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with Bank of America, N.A. ("Bank of America") to repurchase approximately $50.0 million of common stock under the Share Repurchase Program. Under the terms of the ASR Agreement, the Company paid Bank of America $50.0 million on February 19, 2026 and on that date received initial delivery of 462,535 shares, representing approximately 80% of the shares to be repurchased over the course of the ASR Agreement. On April 2, 2026, Bank of America delivered 127,070 additional shares which completed the ASR Agreement totaling 589,605 repurchased shares. The total number of shares ultimately repurchased under the ASR Agreement was based on the volume-weighted average price of the Company’s Common Stock during the repurchase period under the ASR Agreement, less a discount, which was $84.80 over the term of the ASR Agreement. The Company used available cash and borrowings under our credit facility to fund the repurchase of the common shares under the ASR Agreement. As of October 2, 2026, the Company had $100 million of capacity remaining under the Share Repurchase Program.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     STOCKHOLDERS’ EQUITY (Continued)
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (“AOCI”) comprises the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
July 3, 2026	$(113)	$1,125	$37,914	$38,926	$(189)	$38,737
Unrealized loss on cash flow hedges	—	(2,175)	—	(2,175)	457	(1,718)
Realized gain on foreign currency hedges	—	(1,228)	—	(1,228)	257	(971)
Foreign currency translation loss	—	—	(9,765)	(9,765)	—	(9,765)
October 2, 2026	$(113)	$(2,278)	$28,149	$25,758	$525	$26,283

December 31, 2025	$(113)	$5,221	$54,144	$59,252	$(1,050)	$58,202
Unrealized loss on cash flow hedges	—	(1,203)	—	(1,203)	253	(950)
Realized gain on foreign currency hedges	—	(6,296)	—	(6,296)	1,322	(4,974)
Foreign currency translation loss	—	—	(25,995)	(25,995)	—	(25,995)
October 2, 2026	$(113)	$(2,278)	$28,149	$25,758	$525	$26,283

June 27, 2025	$67	$6,488	$58,662	$65,217	$(1,367)	$63,850
Unrealized gain on cash flow hedges	—	2,238	—	2,238	(470)	1,768
Realized gain on foreign currency hedges	—	(2,677)	—	(2,677)	563	(2,114)
Foreign currency translation gain	—	—	(1,857)	(1,857)	—	(1,857)
September 26, 2025	$67	$6,049	$56,805	$62,921	$(1,274)	$61,647

December 31, 2024	$67	$(6,482)	$(8,985)	$(15,400)	$1,357	$(14,043)
Unrealized gain on cash flow hedges	—	14,916	—	14,916	(3,132)	11,784
Realized gain on foreign currency hedges	—	(2,385)	—	(2,385)	501	(1,884)
Foreign currency translation gain	—	—	65,790	65,790	—	65,790
September 26, 2025	$67	$6,049	$56,805	$62,921	$(1,274)	$61,647

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
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 2, 2026
Assets: Foreign currency hedging contracts	$654	$—	$654	$—
Liabilities: Foreign currency hedging contracts	2,932	—	2,932	—
Liabilities: Contingent consideration	7,000	—	—	7,000

December 31, 2025
Liabilities: Foreign currency hedging contracts	$5,221	$—	$5,221	$—
Liabilities: Contingent consideration	8,179	—	—	8,179

Derivatives Designated as Hedging Instruments
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges.
Information regarding outstanding foreign currency forward contracts as of October 2, 2026 is as follows (dollars in thousands):

Notional Amount	Maturity Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$11,567	Oct 2027	0.0517	MXN Peso	$639	Prepaid expenses and other current assets
1,521	Oct 2027	0.2447	MYR Ringgit	6	Prepaid expenses and other current assets
3,460	Oct 2027	0.0247	UYU Peso	9	Prepaid expenses and other current assets
37,437	Oct 2027	1.1695	Euro	(1,166)	Accrued expenses and other current liabilities
38,793	Oct 2027	0.0561	MXN Peso	(1,352)	Accrued expenses and other current liabilities
3,542	Oct 2027	0.2528	MYR Ringgit	(99)	Accrued expenses and other current liabilities
9,677	Oct 2027	0.2520	UYU Peso	(162)	Accrued expenses and other current liabilities
3,778	Dec 2027	0.0556	MXN Peso	(153)	Other long-term liabilities

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
The following tables present the effect of cash flow hedge derivative instruments on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended October 2, 2026 and September 26, 2025 (in thousands):

	Three Months Ended
	October 2, 2026		September 26, 2025
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$449,661	$(398)	$467,691	$1,274
Cost of sales	348,100	1,626	341,531	1,403
Operating expenses	73,352	—	69,721	—

	Nine Months Ended
	October 2, 2026		September 26, 2025
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Sales	$1,353,351	$(502)	$1,381,577	$1,416
Cost of sales	1,029,253	6,798	1,005,947	987
Operating expenses	229,492	—	210,301	(18)

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

	Unrealized Gain (Loss) Recognized in OCI		Realized Gain (Loss) Reclassified from AOCI
	Three Months Ended		Location in Statements of Operations and Comprehensive Income	Three Months Ended
	October 2, 2026	September 26, 2025		October 2, 2026	September 26, 2025
Foreign exchange contracts	$(594)	$(156)	Sales	$(398)	$1,274
Foreign exchange contracts	(1,581)	2,519	Cost of sales	1,626	1,403
Foreign exchange contracts	—	(125)	Operating expenses	—	—

	Nine Months Ended			Nine Months Ended
	October 2, 2026	September 26, 2025		October 2, 2026	September 26, 2025
Foreign exchange contracts	$(1,950)	$4,590	Sales	$(502)	$1,416
Foreign exchange contracts	839	10,152	Cost of sales	6,798	987
Foreign exchange contracts	(92)	174	Operating expenses	—	(18)
The Company expects to reclassify net losses totaling $2.1 million related to its cash flow hedges from AOCI into earnings during the next twelve months.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. To minimize foreign currency exposure, the Company enters into foreign currency contracts with a one month maturity. At October 2, 2026 and December 31, 2025, the Company had total notional amounts of $42.0 million and $73.4 million, respectively, of foreign currency contracts outstanding that were not designated as hedges. The fair value of derivatives not designated as hedges was not material for any period presented. Gains/losses on foreign currency contracts not designated as hedging instruments are included in Other loss, net on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company recorded net losses of $0.1 million and $0.4 million, respectively, for the three and nine months ended October 2, 2026, compared to net losses of $0.3 million and $2.1 million, respectively, for the three and nine months ended September 26, 2025.
Contingent Consideration
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three and nine months ended October 2, 2026 and September 26, 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Fair value measurement at beginning of period	$7,000	$3,136	$8,179	$904
Amount recorded for current year acquisitions	—	—	—	2,541
Fair value measurement adjustment	—	(351)	(1,179)	(660)
Fair value measurement at end of period	$7,000	$2,785	$7,000	$2,785
As of October 2, 2026, the contingent consideration liability was classified as current. As of December 31, 2025, the current and non-current portions of the contingent consideration liability were $7.0 million and $1.2 million, respectively. Any current portion of contingent consideration is included in Accrued expenses and other current liabilities and any non-current portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.
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
The following table provides information on unpaid contingent consideration as of October 2, 2026 (in thousands):

			As of October 2, 2026
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
Equity and other investments comprise the following (in thousands):

	October 2, 2026	December 31, 2025
Equity method investment	$6,269	$7,709
Non-marketable equity securities	180	180
Convertible debt instrument	13,491	—
Total equity and other investments	$19,940	$7,889
During the first quarter of 2026, the Company invested 12 million euro ($14.0 million) in a convertible debt instrument issued by a life sciences company that matures on December 31, 2035. The instrument has a stated interest of 4.55%, payable periodically during the term of the instrument. Depending on certain operational and financial targets, the Company may invest an additional 3 million euro under the same terms. The instrument is senior to all other indebtedness, and is secured by the assets of the investee. The Company considered guidance within ASC 815 and concluded the conversion option did not require bifurcation as an embedded derivative instrument.
The components of (Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Equity method investment (gain) loss	$(31)	$(50)	$1,395	$(223)
The Company’s equity method investment is in a venture capital fund focused on investing in life sciences companies. As of October 2, 2026 and December 31, 2025, the Company owned 8.0% of this fund.

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
The following table presents Property, Plant and Equipment (“PP&E”) by geographic area. In these tables, PP&E is aggregated based on the physical location of the tangible long-lived assets (in thousands):

	October 2, 2026	December 31, 2025
Long-lived tangible assets by geographic area:
United States	$292,136	$297,441
Ireland	150,030	160,511
Mexico	54,347	45,922
Rest of world	38,620	32,553
Total	$535,133	$536,427
The following table presents sales by product line (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Cardio & Vascular	$263,076	$277,149	$805,117	$822,875
Cardiac Rhythm Management & Neuromodulation	175,835	169,156	517,811	501,499
Other Markets	10,750	21,386	30,423	57,203
Total sales	$449,661	$467,691	$1,353,351	$1,381,577
Revenue recognized from products and services transferred to customers over time represented 37% and 38%, respectively, of total revenue for the three and nine months ended October 2, 2026, compared to 33% for both the three and nine months ended September 26, 2025.
The following tables present revenues by significant customers, which are defined as any customer who individually represents 10% or more of total revenues.

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Customer A	18%	15%	18%	15%
Customer B	17%	15%	18%	15%
Customer C	18%	19%	17%	20%
All other customers	47%	51%	47%	50%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)    SEGMENTS AND DISAGGREGATED REVENUE (Continued)
The following tables present revenues by significant ship to location, which is defined as any country where 10% or more of total revenues are shipped.

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
United States	51%	54%	52%	53%
Costa Rica	11%	*	11%	*
All other countries	38%	46%	37%	47%
_____
* Less than 10% of total revenues for the period.
Contract Balances
The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (in thousands):

	October 2, 2026	December 31, 2025
Contract assets	$119,297	$112,546
Contract liabilities (included in Accrued expenses and other current liabilities)	5,680	5,213
Contract liabilities (included in Other long-term liabilities)	2,215	3,265
During the three and nine months ended October 2, 2026, the Company recognized $0.5 million and $3.3 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2025. During the nine months ended September 26, 2025, the Company recognized $0.9 million and $2.7 million, respectively, of revenue that was included in the contract liability balance as of December 31, 2024.

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
While it is not possible to create a comprehensive list of all factors that may cause actual results to differ from results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include, but in no way are limited to, the following:
•risks related to the Merger, including the expected timing and likelihood of completion of the Merger, the timing, receipt and terms and conditions of any remaining required governmental and regulatory approvals; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the risk that the parties may not be able to satisfy the remaining conditions to the Merger in a timely manner or at all; risks related to disruption of management time from ongoing business operations due to the Merger; the risk that any announcements relating to the Merger could have adverse effects on the market price of our common stock; the risk that the Merger and its announcement could have an adverse effect on the parties’ business relationships and business generally, including our ability to retain customers and retain and hire key personnel and maintain relationships with their suppliers and customers, and on their operating results and businesses generally; the risk of unforeseen or unknown liabilities; customer, regulatory and other stakeholder approvals and support; the risk of unexpected future capital expenditures; the risk related to pending and potential litigation relating to the Merger that has been or could be instituted against us or our

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
directors and/or officers; the risk associated with third party contracts containing material consent, anti-assignment, transfer or other provisions that may be related to the Merger which are not waived or otherwise satisfactorily resolved;
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
The Merger
On August 2, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement,” and the transactions contemplated thereby, the “Transaction”), by and among the Company, Armstrong Parent, Inc., a Delaware corporation (“Parent”), and Armstrong Bidco, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are each affiliates of investment funds managed by Kohlberg Kravis Roberts & Co. L.P., a leading global investment firm. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. If the Merger is consummated, the Company’s securities will be delisted from NYSE as soon as practicable following the Effective Time (defined below), and the Company will become a privately held company. The Company’s board of directors unanimously approved the Transaction and the Transaction was approved by the requisite vote of the Company’s stockholders.
On September 14, 2026, the Company filed with the SEC, a definitive proxy statement on Schedule 14A (the “Proxy Statement”), containing more information about the Merger Agreement and the Merger.
On September 29, 2026, the Company received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
The Transaction is anticipated to close by the end of 2026, subject to the satisfaction or waiver of customary closing conditions specified in the Merger Agreement, including the receipt of required regulatory approvals.
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
Outstanding equity awards will generally be treated as follows: (i) vested restricted stock unit (“RSU”) awards and 50% (assessed on a tranche-by-tranche basis) of unvested RSU awards will be canceled in exchange for a cash amount based on the Merger Consideration, and paid as soon as practicable following the closing of the Merger, and the remaining 50% of unvested RSUs will be converted into a deferred cash award based on the Merger Consideration that vests and is based on the original RSU award’s vesting conditions (with certain termination vesting protections); (ii) performance stock unit (“PSU”) awards for which the performance period is completed but that have not yet been settled will be canceled in exchange for a cash amount equal to the Merger Consideration based on actual performance, and PSU awards with open performance periods will be converted into a cash amount based on the Merger Consideration assuming the greater of target and actual performance, with 50% (assessed on a tranche-by-tranche basis) of such amount being paid as soon as practicable following the closing of the Merger and the remaining 50% of such amount vesting and being paid based on the original PSU award’s service vesting conditions (with certain termination vesting protections and without regard to any performance conditions); and (iii) stock options will be vested and canceled in exchange for a cash amount equal to the excess (if any) of the Merger Consideration over the applicable exercise price.
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
In addition, (i) the Company may also terminate the Merger Agreement (A) prior to receipt of the Company Stockholder Approval to accept a superior proposal, subject to Parent’s right to match such superior proposal and payment to Parent of the Company Termination Fee (as described below), or (B) in circumstances relating to Parent’s breach of the Merger Agreement or failure to consummate the Merger when it is required to do so under the Merger Agreement, subject to payment to the Company of the Parent Termination Fee (as defined below) and (ii) Parent may terminate the Merger Agreement, prior to receipt of the Company Stockholder Approval, if the Board of Directors changes its recommendation to the Company’s stockholders regarding the Merger Agreement (an “Adverse Recommendation Change”).
The Merger Agreement provides for the payment of termination fees upon termination of the Merger Agreement under certain specified circumstances. The Company will be obligated to pay Parent a termination fee of $154 million (the “Company Termination Fee”) if the Merger Agreement is terminated (i) by the Company to accept a superior proposal, (ii) by Parent following an Adverse Recommendation Change, or (iii) in certain circumstances by either Parent or the Company and prior to such termination a bona fide acquisition proposal is publicly announced or publicly disclosed and not publicly withdrawn or otherwise abandoned at least five business days prior to such termination of the Merger Agreement or the date of the Company Stockholders Meeting and the Company enters into a definitive agreement for, or consummates, a transaction involving an acquisition proposal within twelve months of such termination.
Parent will be obligated to pay the Company a termination fee of $307 million (the “Parent Termination Fee”) if the Merger Agreement is terminated in certain circumstances relating to Parent’s breach of the Merger Agreement or failure to consummate the Merger when it is required to do so under the Merger Agreement.
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
The third quarter and first nine months of 2026 ended on October 2 and consisted of 91 days and 275 days, respectively. The third quarter and first nine months of 2025 ended on September 26 and consisted of 91 days and 269 days, respectively.
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
Financial Overview
Income from continuing operations for the third quarter and first nine months of 2026 was $15.0 million, or $0.43 per diluted share, and $55.1 million, or $1.60 per diluted share, respectively, compared to $39.7 million, or $1.11 per diluted share, and $54.2 million, or $1.52 per diluted share for the third quarter and first nine months of 2025, respectively. These variances are primarily the result of the following:
•Sales for the third quarter and first nine months of 2026 decreased $18.0 million and $28.2 million, respectively, when compared to the same periods in 2025, driven by lower Cardio & Vascular and Other Markets sales, partially offset by higher Cardiac Rhythm Management & Neuromodulation sales. Sales for the third quarter and first nine months of 2026 were impacted by lower sales related to lower than anticipated market adoption of three new products.
•Gross profit for the third quarter and first nine months of 2026 decreased $24.6 million and $51.5 million, respectively, primarily driven by lower fixed cost absorption due to lower production volumes and raw material price inflation.
•Operating expenses for the third quarter and first nine months of 2026 increased $3.6 million and $19.2 million, respectively, when compared to the same periods in 2025, primarily due to higher SG&A expenses and Research, development and engineering expense. Operating expenses as a percentage of sales were 16.3% and 14.9% for the third quarters of 2026 and 2025, respectively, and 17.0% and 15.2% for the first nine months of 2026 and 2025, respectively.
•Interest expense for the third quarter of 2026 increased $0.3 million compared to the same period in 2025 due to higher average debt balance outstanding, partially offset by lower losses from extinguishment of debt. Interest expense for the first nine months of 2026 decreased $4.4 million compared to the same period in 2025, due to lower interest rates on our outstanding borrowings and lower losses from extinguishment of debt, partially offset by higher average debt balance outstanding.
•During the first nine months of 2026 we recognized net losses from our equity investments of $1.4 million, compared to net gains of $0.2 million for the first nine months of 2025. (Gain) loss on equity investments for the third quarter of 2026 and 2025 were not material. Gains and losses on equity investments are generally unpredictable in nature.
•Other loss, net for the third quarter and first nine months of 2026 were net losses of $1.0 million and $2.5 million, respectively, compared to net losses of $1.1 million and $53.0 million, respectively, for the third quarter and first nine months of 2025. Other loss, net for 2025 includes $46.7 million of debt conversion inducement expense, which was recognized in the first quarter of 2025, related to the partial exchange of our outstanding 2028 Notes.
•We recorded an income tax provision for the third quarter and first nine months of 2026 of $2.5 million and $6.1 million, respectively, compared with provisions for income taxes of $6.3 million and $24.4 million, respectively, for the third quarter and first nine months of 2025. The changes in income tax expense were primarily due to relative changes in pre-tax income and the impact of discrete tax items.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Our Financial Results
The following table presents selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share).

	Three Months Ended
	October 2,	September 26,	Change
	2026	2025	$	%
Sales	$449,661	$467,691	$(18,030)	(3.9)%
Cost of sales	348,100	341,531	6,569	1.9%
Gross profit	101,561	126,160	(24,599)	(19.5)%
Gross profit as a % of sales	22.6%	27.0%
Operating expenses:
Selling, general and administrative (“SG&A”)	54,147	50,451	3,696	7.3%
SG&A as a % of sales	12.0%	10.8%
Research, development and engineering (“RD&E”)	13,528	10,949	2,579	23.6%
RD&E as a % of sales	3.0%	2.3%
Restructuring and other charges	5,677	8,321	(2,644)	(31.8)%
Total operating expenses	73,352	69,721	3,631	5.2%
Operating income	28,209	56,439	(28,230)	(50.0)%
Operating expense as a % of sales	16.3%	14.9%
Operating income as a % of sales (“Operating margin”)	6.3%	12.1%
Interest expense	9,701	9,367	334	3.6%
(Gain) loss on equity investments	(31)	(50)	19	NM
Other loss, net	1,027	1,130	(103)	(9.1)%
Income from continuing operations before taxes	17,512	45,992	(28,480)	(61.9)%
Provision for income taxes	2,534	6,314	(3,780)	(59.9)%
Effective tax rate	14.5%	13.7%
Income from continuing operations	$14,978	$39,678	$(24,700)	(62.3)%
Income from continuing operations as a % of sales	3.3%	8.5%
Diluted earnings per share from continuing operations	$0.43	$1.11	$(0.68)	(61.3)%
NM - Calculated change not meaningful.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine Months Ended
	October 2,	September 26,	Change
	2026	2025	$	%
Sales	$1,353,351	$1,381,577	$(28,226)	(2.0)%
Cost of sales	1,029,253	1,005,947	23,306	2.3%
Gross profit	324,098	375,630	(51,532)	(13.7)%
Gross profit as a % of sales	23.9%	27.2%
Operating expenses:
SG&A	170,557	154,534	16,023	10.4%
SG&A as a % of sales	12.6%	11.2%
RD&E	41,049	39,390	1,659	4.2%
RD&E as a % of sales	3.0%	2.9%
Restructuring and other charges	17,886	16,377	1,509	9.2%
Total operating expenses	229,492	210,301	19,191	9.1%
Operating income	94,606	165,329	(70,723)	(42.8)%
Operating expense as a % of sales	17.0%	15.2%
Operating income as a % of sales	7.0%	12.0%
Interest expense	29,570	33,926	(4,356)	(12.8)%
(Gain) loss on equity investments	1,395	(223)	1,618	NM
Other loss, net	2,487	53,037	(50,550)	(95.3)%
Income from continuing operations before taxes	61,154	78,589	(17,435)	(22.2)%
Provision for income taxes	6,065	24,367	(18,302)	(75.1)%
Effective tax rate	9.9%	31.0%
Income from continuing operations	$55,089	$54,222	$867	1.6%
Income from continuing operations as a % of sales	4.1%	3.9%
Diluted earnings per share from continuing operations	$1.60	$1.52	$0.08	5.3%

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Product Line Sales
Sales by product lines were as follows (in thousands):

	Three Months Ended
	October 2,		September 26,	Change
	2026		2025	$	%
Cardio & Vascular	$263,076		$277,149	$(14,073)	(5.1)%
Cardiac Rhythm Management & Neuromodulation	175,835		169,156	6,679	3.9
Other Markets	10,750		21,386	(10,636)	(49.7)
Total sales	$449,661	449661	$467,691	$(18,030)	(3.9)

	Nine Months Ended
	October 2,		September 26,	Change
	2026		2025	$	%
Cardio & Vascular	$805,117		$822,875	$(17,758)	(2.2)%
Cardiac Rhythm Management & Neuromodulation	517,811		501,499	16,312	3.3
Other Markets	30,423		57,203	(26,780)	(46.8)
Total sales	$1,353,351	1353351	$1,381,577	$(28,226)	(2.0)
For the third quarter and first nine months of 2026, Cardio & Vascular (“C&V”) sales decreased $14.1 million, or (5)%, and $17.8 million, or (2)%, respectively, versus the comparable 2025 periods. C&V sales for the third quarter and first nine months of 2026 were also impacted by lower sales of two new Electrophysiology products due to lower than anticipated market adoption. Foreign currency exchange rate fluctuations decreased C&V sales for the third quarter of 2026 by $0.2 million and increased sales for the first nine months of 2026 by $1.4 million, in comparison to the corresponding periods in 2025, primarily due to U.S. dollar fluctuations relative to the Euro.
For the third quarter and first nine months of 2026, Cardiac Rhythm Management & Neuromodulation (“CRM&N”) sales increased $6.7 million, or 4%, and $16.3 million, or 3%, respectively, versus the comparable 2025 periods. Growth was partially offset by lower sales of a Neuromodulation product due to lower than anticipated market adoption. Foreign currency exchange rate fluctuations did not have a material impact on CRM&N sales during the third quarter and first nine months of 2026 in comparison to the corresponding periods in 2025.
Other Markets sales for the third quarter and first nine months of 2026 decreased $10.6 million, or 50%, and $26.8 million or 47%, respectively, versus the comparable 2025 periods, primarily due to the Portable Medical Exit. Foreign currency exchange rate fluctuations did not have a material impact on Other Markets sales during the third quarter and first nine months of 2026 in comparison to the corresponding periods in 2025.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Gross Profit

	Three Months Ended
	October 2,	September 26,	Change
	2026	2025	$	%
Gross profit (in thousands)	$101,561	$126,160	$(24,599)	(19.5)%
Gross margin	22.6%	27.0%

	Nine Months Ended
	October 2,	September 26,	Change
	2026	2025	$	%
Gross profit (in thousands)	$324,098	$375,630	$(51,532)	(13.7)%
Gross margin	23.9%	27.2%
Gross margin declined in the third quarter and first nine months of 2026 compared to the same prior year period due to the negative impact of lower fixed cost absorption and raw material price inflation, partly offset by on-going cost reduction initiatives. Gross margin, or gross profit as a percentage of sales, has been and will continue to be affected by a variety of factors, including the average sales price of our products and services and transaction volume growth. We expect our gross margin to fluctuate over time.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
SG&A Expenses
Changes to SG&A expenses from the prior year periods were due to the following (in thousands):

	Three Months Ended
	October 2,	September 26,	Change
	2026	2025	$	%
Compensation and benefits	$20,049	$25,108	$(5,059)	(20.1)%
Depreciation and amortization expense	12,787	12,831	(44)	(0.3)
Professional fees(a)	13,136	4,841	8,295	171.3
Contract services(b)	4,544	4,498	46	1.0
Travel and entertainment	676	573	103	18.0
Bank fees and charges	540	1,141	(601)	(52.7)
All other SG&A	2,415	1,459	956	65.5
Total SG&A expense	$54,147	$50,451	$3,696	7.3

	Nine Months Ended
	October 2,	September 26,	Change
	2026	2025	$	%
Compensation and benefits	$76,302	$80,522	$(4,220)	(5.2)%
Depreciation and amortization expense	38,490	37,316	1,174	3.1
Professional fees(a)	29,850	12,641	17,209	136.1
Contract services(b)	14,382	12,565	1,817	14.5
Travel and entertainment	1,905	2,554	(649)	(25.4)
Bank fees and charges	2,019	2,886	(867)	(30.0)
All other SG&A	7,609	6,050	1,559	25.8
Total SG&A expense	$170,557	$154,534	$16,023	10.4
__________
(a)Professional fees for the third quarter and first nine months of 2026 were impacted by legal, professional and advisory fees related to the Company’s strategic review and pending acquisition by an affiliate of investment funds managed by KKR, implementation of a new global enterprise resource planning (“ERP”) solution, a stockholder activist matter and defense of a securities class action lawsuit.
During the third quarter and first nine months of 2026, we incurred $5.4 million in connection with the strategic review and pending acquisition.
During the third quarter and first nine months of 2026, we incurred $2.8 million and $5.1 million, respectively, in connection with the implementation of a new ERP solution and related IT transition costs.
The activist related costs amounted to $0.1 and $3.9 million for the third quarter and first nine months of 2026, respectively.
We recorded $0.7 million and $2.5 million during the third quarter and first nine months of 2026, respectively, in connection with our defense of a securities class action lawsuit.
For additional information regarding legal proceedings pending against us, refer to Note 10, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report.
(b)Contract services expense increased primarily due to higher software costs from information technology enhancements.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
RD&E
RD&E expense for the third quarter and first nine months of 2026 was $13.5 million and $41.0 million, respectively, compared to $10.9 million and $39.4 million, respectively, for the third quarter and first nine months of 2025. The increases in RD&E expense during the third quarter and first nine months of 2026 compared to the same period in 2025 were primarily due to the timing of program milestone achievements for customer funded programs. RD&E expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations.
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
Restructuring and other charges comprise the following (in thousands):

	Three Months Ended
	October 2,	September 26,	Change
	2026	2025	$	%
Restructuring charges(a)	$1,399	$702	$697	99.3%
Acquisition and integration costs(b)	102	1,372	(1,270)	(92.6)
Other general expenses(c)	4,176	6,247	(2,071)	(33.2)
Total restructuring and other charges	$5,677	$8,321	$(2,644)	(31.8)

	Nine Months Ended
	October 2,	September 26,	Change
	2026	2025	$	%
Restructuring charges(a)	$3,847	$2,003	$1,844	92.1%
Acquisition and integration costs(b)	1,717	8,121	(6,404)	(78.9)
Other general expenses(c)	12,322	6,253	6,069	97.1
Total restructuring and other charges	$17,886	$16,377	$1,509	9.2
__________
(a)Restructuring charges for the third quarter and first nine months of 2026 and 2025 primarily consist of costs associated with our strategic reorganization and alignment and manufacturing alignment to support growth initiatives.
(b)Amounts for the third quarter and first nine months of 2026 primarily include integration expenses related to our recent acquisitions and $0.7 million of costs recorded during the first quarter of 2026 related to our investment in a convertible debt instrument. These expenses were partially offset by a benefit of $1.2 million recorded during the second quarter of 2026 to adjust the fair value of acquisition-related contingent consideration liabilities. Amounts for the third quarter and first nine months of 2025 primarily include acquisition expenses related to the Precision and VSi acquisitions.
(c)Amounts include termination benefits and gains and losses in connection with the disposal or impairment of property, plant and equipment. Amounts for the third quarter and first nine months of 2026 include fixed asset impairment charges of $1.2 million and $7.1 million, respectively, related to certain manufacturing equipment. Amounts for 2025 and 2026 also include expense related to termination benefits from actions to align labor with manufacturing volumes. These expenses totaled $2.9 million and $4.4 million for the third quarter and first nine months ended October 2, 2026, respectively, and $6.2 million during the third quarter and first nine months ended September 26, 2025.
Refer to Note 8, “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Interest Expense
Information relating to our interest expense is as follows (dollars in thousands):

	Three Months Ended
	October 2, 2026		September 26, 2025		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$7,305	2.33%	$7,390	2.39%	$(85)	(6)
Amortization of deferred debt issuance costs and original issue discount	1,647	0.53	1,612	0.58	35	(5)
Losses from extinguishment of debt	—	—	—	—	—	—
Interest expense on borrowings	8,952	2.86%	9,002	2.97%	(50)	(11)
Other interest expense	749		365		384
Total interest expense	$9,701		$9,367		$334

	Nine Months Ended
	October 2, 2026		September 26, 2025		Change
	Amount	Rate	Amount	Rate	Amount	Rate (bp)
Contractual interest expense	$22,347	2.37%	$27,507	2.95%	$(5,160)	(58)
Amortization of deferred debt issuance costs and original issue discount	4,910	0.53	4,372	0.52	538	1
Losses from extinguishment of debt	—	—	867	0.09	(867)	(9)
Interest expense on borrowings	27,257	2.90%	32,746	3.56%	(5,489)	(66)
Other interest expense	2,313		1,180		1,133
Total interest expense	$29,570		$33,926		$(4,356)
Contractual interest expense for the third quarter and first nine months of 2026 has leveled off, with a slight decrease in the quarter compared to the same periods in 2025. The favorable weighted average interest rate is due to the replacement of some of our higher variable rate debt with lower fixed rate debt through issuance of the 2030 Notes at the end of the first quarter of 2025. The higher average debt balance outstanding is primarily the result of borrowings to fund the 2025 acquisitions and to repurchase common stock.
Other components of interest expense on borrowings include non-cash amortization and write-off (losses from extinguishment of debt) of deferred debt issuance costs and original issue discount. Amortization of deferred debt issuance costs and original issue discount increased during the third quarter and first nine months of 2026 compared to the same periods in 2025 as a result of higher unamortized balances related to new debt. The losses from extinguishment of debt during 2025 were related to prepayments of portions of the TLA Facility, primarily in connection with issuance of our 2030 Notes.
As of October 2, 2026 and December 31, 2025, approximately 90% and 92%, respectively, of our principal amount of debt are fixed rate borrowings.
See Note 6, “Debt,” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Gain) Loss on Equity Investments
(Gain) loss on equity investments for each period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Equity method investment (gain) loss	$(31)	$(50)	$1,395	$(223)
Equity method investment (gain) loss for both 2026 and 2025 relates to our share of equity method investee gains including unrealized appreciation/depreciation of the underlying interests of the investee. As of October 2, 2026 and December 31, 2025, the carrying value of our equity investments was $6.4 million and $7.9 million, respectively.
See Note 13, “Financial Instruments and Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further details regarding these investments.

Other Loss, Net

	Three Months Ended
	October 2,	September 26,	Change
	2026	2025	$	%
Foreign currency transaction losses, net(a)	$769	$1,049	$(280)	(27)%
Other losses, net	258	81	177	219%
	$1,027	$1,130	$(103)	(9)%

	Nine Months Ended
	October 2,	September 26,	Change
	2026	2025	$	%
Foreign currency transaction losses, net(a)	$2,144	$6,059	$(3,915)	(65)%
Debt conversion inducement expense(b)	—	46,681	(46,681)	NM
Other losses, net	343	297	46	15%
	$2,487	$53,037	$(50,550)	(95)%
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Provision for Income Taxes

	Three Months Ended
	October 2,	September 26,	Change
	2026	2025	$	%
Income from continuing operations before taxes	$17,512	$45,992	$(28,480)	(62)%
Provision for income taxes	2,534	6,314	(3,780)	(60)%
Effective tax rate	14.5%	13.7%

	Nine Months Ended
	October 2,	September 26,	Change
	2026	2025	$	%
Income from continuing operations before taxes	$61,154	$78,589	$(17,435)	(22)%
Provision for income taxes	6,065	24,367	(18,302)	(75)%
Effective tax rate	9.9%	31.0%
The decrease in the tax provisions recognized in the third quarter and first nine months of 2026 compared to the same periods in 2025 were primarily due to an increase in R&D tax credits, a favorable provision to return adjustment, and the impact of the non-recurring 2025 expense associated with the net nondeductible induced conversion expenditures incurred as a result of the induced conversion from the exchange of the 2028 Convertible Notes, partially offset by shortfalls recognized upon the vesting of RSUs and nondeductible transaction costs associated with the pending acquisition.
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
In January 2026, the Organization for Economic Cooperation and Development (“OECD”) released administrative guidance recognizing the U.S. minimum tax regime and introducing a “side-by-side” package intended to exempt U.S. parented groups from Pillar 2 minimum taxes imposed by foreign jurisdictions on U.S. earnings. Although full adoption of the guidance is expected to eliminate this exposure with respect to the U.S. jurisdiction, laws to implement the framework have not been enacted in all relevant countries. Accordingly, our financial results reflect the laws enacted and in effect as of October 2, 2026.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Liquidity and Capital Resources
Sources of Liquidity

(dollars in thousands)	October 2, 2026	December 31, 2025
Cash and cash equivalents	$14,135	$17,161
Working capital from continuing operations	$600,267	$538,056
Current ratio from continuing operations	3.98	3.32
Cash and cash equivalents at October 2, 2026 decreased by $3.0 million from December 31, 2025. Cash generated by operating activities of $121.1 million and proceeds from net borrowings on our revolving credit facility of $30.0 million were primarily offset by purchases of property, plant and equipment of $67.2 million, $50.0 million of repurchases of common stock, a $14.0 million investment in a convertible debt instrument, and tax withholding payments related to net share settlements of restricted stock unit awards of $10.4 million.
Working capital increased by $62.2 million from December 31, 2025, or $65.2 million excluding the increase in cash and cash equivalents.  The increase in working capital, exclusive of cash and cash equivalents, primarily relates to positive fluctuations in inventory and accrued expenses and other liabilities.
At October 2, 2026, $10.1 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income or current period earnings. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
As of October 2, 2026, our capital structure consisted of $1,219.2 million of debt, net of deferred debt issuance costs and unamortized discounts and 34 million shares of common stock outstanding. As of October 2, 2026, we had access to $764.7 million of borrowing capacity under our Revolving Credit Facility, available for normal course of business and letters of credit, and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of October 2, 2026, our contractual debt service obligations for the remainder of 2026, consisting of interest on our outstanding debt and commitment fees on the unused portion of the Revolving Credit Facility are estimated to be approximately $1.9 million. Actual principal and interest payments may be higher if, for instance, the applicable interest rates on our Senior Secured Credit Facilities increase, we borrow additional amounts on our Revolving Credit Facility, or we pay principal amounts in excess of the required minimums reflected in the contractual debt service obligations above.
We believe that our projected cash flows provided by operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. If our future financing needs increase, we may need to arrange additional debt or equity financing. We continually evaluate and consider various financing alternatives to enhance or supplement our existing financial resources. However, we cannot be assured that we will be able to enter into any such arrangements on acceptable terms or at all. On August 2, 2026, we entered into the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each Company Common Share outstanding immediately prior to the Effective Time, subject to certain limitations, will automatically be converted into the right to receive $127 in cash, without interest and thereafter the Company will be delisted from the NYSE. See “The Merger” above and Part II, Item 1A. "Risk Factors" of this report and of our Quarterly Report on Form 10-Q for the period ended July 3, 2026.
Credit Facilities and 2028 Notes
As of October 2, 2026, we had Senior Secured Credit Facilities that consist of an $800 million Revolving Credit Facility, with $30 million outstanding principal balance, and a TLA Facility with an outstanding principal balance of $91 million. The Revolving Credit Facility and TLA Facility mature on February 15, 2028. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for similar credit facilities.
The Revolving Credit Facility and TLA Facility contain covenants requiring that we maintain (i) a Total Net Leverage Ratio not to exceed 5.00:1.00, subject to increase in certain circumstances following certain qualified acquisitions and (ii) an interest coverage ratio of at least 2.50:1.00. As of October 2, 2026, we were in compliance with these financial covenants. As of October 2, 2026, our Total Net Leverage Ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 3.0:1.0. For the twelve month period ended October 2, 2026, our interest coverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 13.6:1.0.

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
In February 2023, we issued $500 million aggregate principal amount of notes. The 2028 Convertible Notes mature on February 15, 2028 and bear interest at a fixed rate of 2.125% per annum. In March 2025, in connection with the issuance of the 2030 Convertible Notes, the Company used part of the net proceeds therefrom to exchange $383.7 million in aggregate principal amount of the 2028 Convertible Notes in privately-negotiated transactions. As of October 2, 2026, the remaining aggregate principal amount of the 2028 Convertible Notes was $116.3 million.
The conditional conversion feature of the 2028 Notes was triggered during the calendar quarter ended September 30, 2026, therefore, the 2028 Notes are convertible during the calendar quarter ending December 31, 2026 pursuant to the applicable last reported sales price condition set forth in the indenture governing the 2028 Notes. If a conversion request occurs, we have the intent and ability to refinance the amounts that may become due with respect to the 2028 Notes using the available borrowing capacity under the Revolving Credit Facility. As such, the obligations associated with the 2028 Notes continue to be classified as a long-term liability on the Condensed Consolidated Balance Sheet at October 2, 2026. The conditional conversion feature of the 2030 Notes was not triggered during the calendar quarter ended September 30, 2026, therefore, the 2030 Notes are not convertible during the calendar quarter ending December 31, 2026 pursuant to the applicable last reported sales price condition set forth in the indenture governing the 2030 Notes. Any determination regarding the convertibility of the 2028 Notes and 2030 Notes during future periods will be made in accordance with the terms of the respective indenture governing the 2028 Notes and 2030 Notes.
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
On February 19, 2026, we entered into an accelerated share repurchase agreement to repurchase $50.0 million of common stock under the Share Repurchase Program. Under the terms of the ASR Agreement, we paid Bank of America $50.0 million on February 19, 2026 and on that date received initial delivery of 462,535 shares of common stock. On April 2, 2026, Bank of America delivered 127,070 additional shares which completed the ASR Agreement totaling 589,605 repurchased shares. The Company used available cash and borrowings under our credit facility to fund the repurchase of the common shares under the ASR Agreement. As of October 2, 2026, the Company had $100 million of capacity remaining under the Share Repurchase Program.
Factoring Arrangements
We utilize accounts receivable factoring arrangements with financial institutions to accelerate the timing of cash receipts and enhance our cash position. These arrangements, in all cases, do not contain recourse provisions, which would obligate us in the event of our customers’ failure to pay. During the first nine months of 2026 and 2025, we sold, without recourse, $35.5 million and $201.8 million of accounts receivable, respectively. See Note 3, “Supplemental Financial Statement Disclosures” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information regarding our factoring arrangements.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
Summary of Cash Flow
The following cash flow summary information includes cash flows related to discontinued operations.

	Nine Months Ended
(in thousands)	October 2, 2026	September 26, 2025
Cash provided by (used in):
Operating activities	$121,061	$140,733
Investing activities	(81,098)	(235,262)
Financing activities	(42,178)	105,278
Effect of foreign currency exchange rates on cash and cash equivalents	(811)	1,652
Net change in cash and cash equivalents	$(3,026)	$12,401
Operating Activities – During the first nine months of 2026, we generated cash from operations of $121.1 million, compared to $140.7 million for the first nine months of 2025, as a $30.4 million decrease in net income adjusted for non-cash items such as depreciation and amortization was partially offset by an increase in cash flow provided by changes in operating assets and liabilities.
Investing Activities – The $154.2 million decrease in net cash used in investing activities was primarily attributable to lower cash paid for acquisitions offset by the purchase of a long-term investment. Investing activities for the first nine months of 2025 included net cash paid of $171.8 million for the Precision and VSi acquisitions.
Financing Activities – Net cash used in financing activities for the first nine months of 2026 was $42.2 million compared to $105.3 million provided by financing activities for the first nine months of 2025. In the first nine months of 2026, cash payments of $50.0 million for repurchases of common stock and $10.3 million related to stock-based compensation activity were primarily offset by net proceeds of $50.0 million received from net borrowings under our revolving credit facility. Cash provided by financing activities for the first nine months of 2025 was primarily the net proceeds from the issuance of our 2030 Convertible Notes of $977.5 million, which was partially offset by a $71.0 million purchase of capped call options associated with the 2030 Convertible Notes, $383.7 million in aggregate principal amount of exchanged 2028 Convertible Notes, $274.0 million of principal payments on our TLA Facility, $126.0 million net payments on our Revolving Credit Facility, and $13.2 million related to stock-based compensation activity.
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
ITEM 4. CONTROLS AND PROCEDURES
a.    Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of October 2, 2026. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of October 2, 2026, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
ITEM 1A.RISK FACTORS
Except for the risk factor set forth below and those disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended July 3, 2026, which are incorporated by reference herein, there have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Litigation could arise in connection with the Merger; such litigation against us could result in substantial costs, an injunction preventing the completion of the Merger and/or a judgment resulting in the payment of damages.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. As of October 2, 2026, as disclosed by the Company on Form 8-K filed with the SEC on October 14, 2026 (the “Proxy Supplement”), individual Company stockholders have filed three complaints relating to the Merger (the “Lawsuits”). Additionally, attorneys claiming to represent thirteen purported Company stockholders have sent demand letters to the Company that allege similar disclosure deficiencies in the Proxy Statement (together with the Lawsuits, the “Litigation Matters”). It is possible that additional, similar complaints may be filed and/or that the Lawsuits described above may be amended. The Company believes that the claims asserted in the Litigation Matters are without merit and the Company specifically denies all allegations set forth in the Litigation Matters that any additional disclosure in the Proxy Statement was or is required. There can be no assurance regarding the ultimate outcome of the Litigation Matters or the costs associated with defending against the Lawsuits or any such potential future lawsuit. Even if the Lawsuits or any such potential future lawsuits are unsuccessful, defending against them may result in substantial costs. The Lawsuits or any potential future lawsuits could prevent or delay the completion of the Merger and result in significant costs to us, including any costs associated with the indemnification of directors and officers.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On November 4, 2025, the Company announced that its Board of Directors authorized a new share repurchase program allowing for purchases of up to $200.0 million in the aggregate of outstanding Integer common stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date and will continue until otherwise suspended or terminated. The Company did not make any repurchases during the three months ended October 2, 2026. As of October 2, 2026, the dollar value of shares that may yet be purchased under the Share Repurchase Program was $100 million.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Plan Trading Arrangements
During the fiscal quarter ended October 2, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.EXHIBITS

Exhibit Number	Description

2.1+^
Agreement and Plan of Merger by and among Integer Holdings Corporation, Armstrong Parent, Inc., and Armstrong Bidco, Inc. dated August 2, 2026 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 4, 2026)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.LAB*	XBRL Extension Label Linkbase Document
101.PRE*	XBRL Extension Presentation Linkbase Document
101.DEF*	XBRL Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.
+	In accordance with Item 601(a)(5) of Regulation S-K, certain schedules to this agreement have been omitted (as marked by asterisks).
^	In accordance with Item 601(b)(2) of Regulation S-K, portions of the exhibit have been omitted because it is both not material and is of the type the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	October 29, 2026	INTEGER HOLDINGS CORPORATION

		By:	/s/ Payman Khales
Payman Khales
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Diron Smith
Diron Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)